Form 10-Q
period 1997-03-31
ENSTAR GROUP INC
filed 1997-05-15
CIK 55820

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       COMMISSION FILE NUMBER 0-07477

                             THE ENSTAR GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                             ---------------------

                       GEORGIA                                                   63-0590560
           (State or other jurisdiction of                                    (I.R.S. Employer
           incorporation or organization)                                    Identification No.)

                        172 COMMERCE STREET -- 3RD FLOOR
                           MONTGOMERY, ALABAMA 36104
                    (Address of principal executive offices)

                                 (334) 834-5483

              (Registrant's telephone number, including area code)

                             ---------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]
     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at May 8, 1997 was 4,458,735.
================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                1997          1996
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                        ASSETS
Cash and cash equivalents...................................  $     735    $   4,749
Restricted cash.............................................        349          346
Certificates of deposit.....................................      4,104        1,238
Other.......................................................         22           55
Investment in First Union...................................     69,234       63,153
Property and equipment, net.................................         28           31
                                                              ---------    ---------
          Total assets......................................  $  74,472    $  69,572
                                                              =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise:
  Note payable..............................................  $  18,100    $  18,100
  Reserve for litigation settlements........................      1,891        1,861
  Accounts payable and accrued liabilities..................        632          881
Liabilities Subject to Compromise:
  Class 10A claims..........................................         --          203
  Accrued interest on all classes...........................         --           39
  Other.....................................................        349          346
                                                              ---------    ---------
          Total liabilities.................................     20,972       21,430
                                                              ---------    ---------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 4,344,189 shares issued and outstanding at
     March 31, 1997, 100 shares issued and outstanding at
     December 31, 1996).....................................         43           --
  Additional paid-in capital................................    167,892      167,935
  Unrealized gain on investment in First Union..............     30,030       23,949
  Accumulated deficit.......................................   (144,465)    (143,742)
                                                              ---------    ---------
          Total shareholders' equity........................     53,500       48,142
                                                              ---------    ---------
          Total liabilities and shareholders' equity........  $  74,472    $  69,572
                                                              =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                   (UNAUDITED)
Investment income...........................................  $    495     $     433
Litigation expense, net.....................................       (29)          (61)
General and administrative expenses.........................      (386)         (187)
Reorganization items, net...................................      (484)          173
Interest expense............................................      (318)         (143)
                                                              --------     ---------
Net income (loss)...........................................  $   (722)    $     215
                                                              ========     =========
Net income (loss) per common share..........................  $  (2.99)    $2,150.00
                                                              ========     =========
Weighted average shares outstanding.........................   241,438           100
                                                              ========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................   $  (722)     $   215
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................         3            3
  Changes in assets and liabilities:
     Restricted cash........................................        (3)         349
     Accounts payable and accrued liabilities...............      (219)         143
     Payment of liabilities subject to compromise...........      (244)          --
     Other..................................................        37          344
                                                               -------      -------
          Net cash provided by (used in) operating
            activities:.....................................    (1,148)       1,054
                                                               -------      -------
Cash flows from investing activities:
  Reinvestment of First Union dividends.....................        --         (432)
  Purchases of certificates of deposit......................    (4,104)      (7,204)
  Maturities of certificates of deposit.....................     1,238        6,800
                                                               -------      -------
          Net cash used in investing activities:............    (2,866)        (836)
                                                               -------      -------
Increase (decrease) in cash and cash equivalents............    (4,014)         218
Cash and cash equivalents at the beginning of the period....     4,749        1,814
                                                               -------      -------
Cash and cash equivalents at the end of the period..........   $   735      $ 2,032
                                                               =======      =======
Supplemental disclosures of cash flow information:
  Interest paid.............................................   $   429      $    --
                                                               =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10 as filed with the Securities and Exchange Commission on March 27, 1997 under the Securities Exchange Act of 1934.

NOTE 2:  DISTRIBUTION OF NEW COMMON STOCK

     On March 27, 1997, the Company distributed a portion of its new common stock to its former shareholders of record as of June 1, 1992. The Company's old common stock was cancelled in 1992 pursuant to its bankruptcy plan of reorganization. The Company has paid off all creditors from its bankruptcy case, and in accordance with the terms of its bankruptcy plan, the Company issued new common stock to qualified former shareholders. Shareholders received one new share for every ten shares of old cancelled stock and cash in lieu of any fractional shares. See Note 5.

NOTE 3:  LITIGATION CONTINGENCIES

     In February 1993, the Company obtained a $15 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate (the "Estate") and others the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The IRS has appealed a recent determination by the bankruptcy court that the IRS cannot seek payment of the taxes from the Estate. The Company has accrued a liability of approximately $1,700,000 for the potential tax.

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgement on March 17, 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statutes of limitations. In the event the plaintiffs' claims are not dismissed pursuant to the Company's motion, the Company intends to contest the plaintiffs' claims vigorously.

NOTE 4:  NEWLY ISSUED ACCOUNTING STANDARD

     In February 1997, SFAS No. 128, "Earnings Per Share," was issued and is effective for both interim and annual periods ending after December 1997. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion 15, "Earnings Per Share," ("APB 15") by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company intends to adopt this Statement in the fourth quarter of 1997. Application of this statement in each of the three months ending March 31, 1997 and 1996 would have no impact on the EPS calculation.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTE 5:  SUBSEQUENT EVENTS

     With respect to the distribution of the Company's new common stock (Note
2), 4,344,189 shares were issued and outstanding at March 31, 1997. As of May 8, 1997, 4,458,735 shares were issued and outstanding, leaving approximately 291,000 shares remaining available for subsequent distribution.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheets of The Enstar Group, Inc. and subsidiary as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 3, 1997 (January 20, 1997 as to Note 12 and March 19, 1997 as to Note 5), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 8, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

     The Company's assets, aggregating approximately $74.5 million at March 31, 1997, consist primarily of 853,423 shares of First Union Corporation ("First Union Common Stock") (with a market value of $69.2 million), cash, cash equivalents and certificates of deposit. Based on the average daily trading volume of shares of First Union Common Stock, the Company believes that its investment in First Union is readily marketable.

     In October of 1996, the Company borrowed approximately $18.1 million from a bank for the purpose of repaying certain of the Company's liabilities subject to compromise. The loan matures on October 1, 1997 and bears interest, at the Company's option, at either a fixed rate equal to the Adjusted Eurodollar Rate, as defined, plus .6%, or at a variable rate equal to Prime. The interest rate on the loan was 6.1625% at March 31, 1997.

     The Company is seeking to acquire one or more operating businesses. Until such time as the Company uses its assets for an acquisition, the Company's only liquidity needs are to fund operating expenses and debt service.

  Financial Condition

     The Company had total assets of $74.5 million at March 31, 1997 compared to $69.6 million at December 31, 1996. The change in total assets was primarily due to the increase in market value of the Company's First Union Common Stock.

     The Company's total liabilities at March 31, 1997 were $21.0 million compared to $21.4 million at December 31, 1996. The decrease in liabilities is primarily due to the payment of certain liabilities subject to compromise, accounts payable and accrued liabilities.

     Approximately $43,000 was reclassified from Additional paid-in capital to Common stock to reflect the distribution of 4,344,189 of its $.01 par value common shares on March 27, 1997.

  Results of Operations

     Investment income was $495,000 for the three months ended March 31, 1997 compared to $433,000 for the three months ended March 31, 1996. This change was a direct result of the increase in dividends received from the Company's investment in First Union Common Stock.

     Litigation expense for the three months ended March 31, 1997 was $29,000 compared to $61,000 for the same period in 1996.

     General and administrative expenses were $386,000 for the three month period ended March 31, 1997 compared to $187,000 for the same period in 1996. The increase in 1997 was primarily due to professional fees paid in connection with the preparation of the Company's registration statement filed in March 1997 and an increase in franchise taxes.

     Reorganization items consist of interest income less expenses directly related to the reorganization of the Company. Net expenses of the reorganization for the three months ended March 31, 1997 were $484,000 compared to net interest income of $173,000 for the three month period ended March 31, 1996. The increase in net expenses for 1997 was a result of expenses incurred in connection with the 1997 distribution of the Company's common stock to former shareholders. No reorganization expenses were incurred during the period ended March 31, 1996.

     Interest expense for the three months ended March 31, 1997 was $318,000 compared to $143,000 for the three months ended March 31, 1996. Interest expense for 1997 was comprised of $279,000 relating to the $18.1 million loan and $39,000 relating to the reserve for litigation settlements and liabilities subject to compromise. Interest expense for the three month period ended March 31, 1996 related only to liabilities subject to compromise.

     The income tax benefit that would have been recordable for the quarter ended March 31, 1997 and the income tax expense that would have been recordable for the quarter ended March 31, 1996 were fully offset by changes in the valuation allowance for deferred tax assets during the respective quarters.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Since May 31, 1991, the Company has been involved in extensive litigation relating to its bankruptcy case. The history of the Company's bankruptcy case has been previously described by the Company in the Registration Statement on Form 10, filed by the Company on March 27, 1997 (the "Form 10"). Except as described below, the Company is not aware of any pending litigation matters that could have a material adverse effect on the Company.

     In connection with the settlement of the bankruptcy estate of Richard Grassgreen, a former chairman and chief executive officer of the Company (the "Grassgreen Bankruptcy Estate"), the United States Internal Revenue Service (the "IRS") has asserted a liability of the Company for taxes allegedly owed by the Grassgreen Bankruptcy Estate. In 1996, the IRS appealed a determination by the United States Bankruptcy Court for the Middle District of Florida that the IRS cannot seek payment of the taxes. The alleged tax liability, for calendar year 1994, is for sums paid to the Company in connection with the settlement of the Grassgreen Bankruptcy Estate by third parties to resolve the Company's claims against those parties. In United States of America v. Richard J. Grassgreen and The Enstar Group, Inc., Case No. 96-1099-CIV-J-10 (U.S.D.C. M.D. Fla.), the IRS claims that it should be entitled to assess additional taxes in the approximate amount of $1.6 million against the Grassgreen Bankruptcy Estate for 1994 and that the IRS should be able to seek payment of those taxes from the Company by virtue of the Company's agreement to pay certain taxes of the Grassgreen Bankruptcy Estate. Although the Company has accrued a liability for the potential tax, the Company intends to contest vigorously that any taxes are owed by the Grassgreen Bankruptcy Estate. In the event a court determines that additional taxes are owed, the Company will vigorously contest that it has any obligation to pay such taxes.

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company in the Circuit Court of Montgomery County, Alabama styled Peter N. Zachary, et al. v. The Enstar Group, Inc., Case No. CV-97-257-Gr. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The complaint is virtually identical to a complaint brought by these plaintiffs against the Company's former chairman, former president and others in December, 1991, during the pendency of the Company's bankruptcy case and prior to the confirmation of the reorganization plan. The plaintiffs allege that the bankruptcy court issued an order on January 15, 1997, allowing them to litigate their claims against the Company. The bankruptcy court's order actually held that the plaintiffs could not bring a late claim against the Company in its bankruptcy case and then went on to state that because of facts relating to these particular plaintiffs, they were not bound by the provisions of the reorganization plan and their claims were not subject to discharge under the bankruptcy code. The Company filed a motion to dismiss and/or for summary judgement on March 17, 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statute of limitations. In the event the plaintiffs' claims are not dismissed pursuant to the Company's motion, the Company intends to contest the plaintiffs' claims vigorously.

ITEM 2.  CHANGES IN SECURITIES

REINCORPORATION AS GEORGIA CORPORATION

     As previously reported in the Form 10, the Company was formerly a Delaware corporation of the same name and has been reincorporated as a Georgia corporation. The reincorporation of the Company as a Georgia corporation was effective as of December 31, 1996. All information relating to the reincorporation of the Company has been previously described by the Company in the Form 10 under the captions "The Company -- History of the Company -- Reorganization as Georgia Corporation" and "Description of New Common Stock", the texts of which are herein incorporated by reference.

ADOPTION OF RIGHTS AGREEMENT

     On January 20, 1997, the Board of Directors of the Company adopted a share purchase rights plan (the "Rights Plan") as described herein. The Rights Plan gives the Company's shareholders a right to purchase one share of common stock (a "Right") for each share of common stock of the Company currently outstanding.

     The Board of Directors adopted the Rights Plan in order to maximize shareholder value in the event of a potential takeover of the Company by encouraging potential acquirors to negotiate with the Company's Board of Directors. In addition, under certain sections of the Internal Revenue Code of 1986, as amended, a change in control could jeopardize the Company's potential use of certain net operating losses, a result that the Board of Directors wanted to deter unless in the best interest of the Company's shareholders.

     The Company's Articles of Incorporation authorize the issuance of up to 55 million shares of common stock, a number which the Company believes is sufficient to cover the issuance of additional shares of common stock under the Rights Plan. The Rights Plan also contains a provision that would permit the Company's Board of Directors under certain circumstances to delay the exercise of the Rights in order to convene a shareholders' meeting that would authorize sufficient additional shares of common stock in order to permit such exercise.

     The terms of the common stock issuable upon exercise of the Rights will be identical to the Company's currently issued and outstanding common stock. Until the occurrence of a "Distribution Triggering Event" as described below, all future issuances of common stock by the Company (e.g., exercise of employee stock options and outside director stock options) will also carry the Rights. The Rights will have no dividend or voting rights and will expire on January 20, 2007, unless exercised or redeemed prior to that time.

     Exercise. Rights may not be exercised and are not detached from the common stock until ten days after the occurrence of a Distribution Triggering Event. The exercise price of the Rights is fixed at $40, an amount per share of common stock that approximates the Board's estimate of the long-term value of the Company's common stock at the time the Rights Plan was adopted, subject to certain anti-dilution adjustments. Because the Rights are substantially "out of the money" when initially issued and probably will remain so even after a Distribution Triggering Event, there is a strong disincentive to exercising them prior to the occurrence of a Flip-in Triggering Event or Flip-over Triggering Event described below.

     Redemption. So as not to interfere with the Company's ability to enter into a negotiated merger, the Rights generally are redeemable by the Board of Directors of the Company at a nominal price of $.01 per Right at any time prior to the time that they are detached from the common stock and separate certificates evidencing the Rights are delivered. The Rights Plan also provides for the optional payment of the redemption price in shares of the Company's common stock at management's discretion, but in any event, the redemption is treated as a dividend to the Company's shareholders.

     Distribution Triggering Events. Shortly after a person or group acquires beneficial ownership of a fifteen percent (15%) interest or announces its intention to commence a tender or exchange offer the consummation of which would result in beneficial ownership of fifteen percent (15%) of the Company's common stock (a "Distribution Triggering Event"), the Rights will separate from the common stock. Upon distribution of the Rights, they become exercisable and are transferable separately from the Company's common stock. As soon as practicable thereafter, separate Rights certificates will be issued.

     Flip-In Triggering Event. If an acquiror purchases an equity position in the Company equal to or greater than a fifteen percent (15%) interest or engages in certain other types of transactions with the Company (a "Flip-In Triggering Event"), each Right (other than Rights beneficially owned by the acquiror) is converted into the right to buy that number of shares of common stock of the Company which has a market value shortly after the Flip-In Triggering Event of two times the exercise price of the Right. Valuation of the Flip-In conversion right is based on the average trading price of the Company's New Stock during the ten trading days preceding the occurrence of a Flip-In Triggering Event. Thus, if the Company's common stock traded at $30 per share immediately after the occurrence of the Flip-In Triggering Event and the exercise price of a Right was $75, each Right thereafter would be exercisable at the exercise price of $75 for five shares of the Company's common stock. This feature of the Rights Plan gives the shareholders the power to substantially dilute an unwanted bidder's equity ownership in the Company and thereby substantially increase the cost of a takeover.

     Flip-Over Triggering Events. After the Distribution Triggering Event has occurred, if the acquiring company were to merge or otherwise combine with the Company, or the Company were to sell or transfer fifty percent (50%) of its assets or earning power ("Flip-Over Triggering Event"), each Right is converted into the Right to buy that number of shares of common stock of the acquiring company which has a market value of two times the exercise price of the Right. This right provides the target's shareholders with a dilutive fifty percent (50%) discount on purchases of the acquiror's equity. The "flip-over" feature is implemented by a provision in the Rights Plan prohibiting a business combination transaction unless the Rights are assumed by the acquiring company.

     A copy of the Rights Plan has been filed with the Securities and Exchange Commission as an exhibit to the Form 10. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Plan, which is incorporated in this summary description herein by reference.

ITEM 5.  OTHER INFORMATION

     On March 27, 1997, simultaneously with its distribution of common stock to qualifying former shareholders under its reorganization plan, the Company distributed proxy materials relating to an annual meeting of shareholders scheduled to be held on April 28, 1997. Due to unanticipated delays in the distribution of common stock to the Company's former shareholders and associated delays in many shareholders' receipt of the proxy materials, the Company announced on April 18, 1997, that it had decided to reschedule the meeting so that all of the Company's shareholders would have the opportunity to participate fully in the annual meeting. Subsequently, the Company announced that the annual meeting had been re-scheduled for June 30, 1997, with a record date of May 21, 1997. In addition, the Company announced that it had waived the advance notice requirements set forth in its Bylaws for nominations for directors at the upcoming meeting.

     Since the distribution of the original proxy materials, the Company's Board of Directors has expanded the number of directors to five and elected Jeffrey S. Halis, the Company's largest shareholder, as a director. Mr. Halis has also been nominated by the Board of Directors for election as a director at the upcoming annual meeting. The four other nominees of the Board of Directors remain unchanged from the original proxy materials -- Nimrod T. Frazer, T. Whit Armstrong, T. Wayne Davis, and Christopher J. Flowers.

     The Company intends to distribute revised proxy materials to shareholders of record on or about May 21, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
   NO.           DESCRIPTION OF EXHIBIT
---------        ----------------------
  4.1       --   Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 2 to Form 10, filed on March
                 27, 1997)
 27.1       --   Financial Data Schedule (For SEC use only)
 99.1       --   "The Company -- History of the Company -- Reorganization as
                 Georgia Corporation" and "Description of New Common Stock"
                 from the Company's Amendment No. 2 to Form 10, filed on
                 March 27, 1997 (incorporated by reference)

     (b) Reports on Form 8-K

          There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ENSTAR GROUP, INC.

                                          By:       /s/ CHERYL D. DAVIS
                                            ------------------------------------
                                                      Cheryl D. Davis
                                               Chief Financial Officer, Vice
                                                          President
                                               of Corporate Taxes, Secretary
                                                    (Authorized Officer)
                                               (Principal Financial Officer)

Date: May 15, 1997