Form 10-Q
period 1997-06-30
ENSTAR GROUP INC
filed 1997-08-14
CIK 55820

       As filed with the Securities and Exchange Commission on August 14, 1997

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-Q

   (MARK ONE)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).

                  For the quarterly period ended June 30, 1997
                                     OR

       [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD FROM            to
                                                ------------  ------------

                       COMMISSION FILE NUMBER 0-07477

                           THE ENSTAR GROUP, INC.
           (Exact name of registrant as specified in its charter)

         GEORGIA                                              63-0590560
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                       172 COMMERCE STREET - 3RD FLOOR
                          MONTGOMERY, ALABAMA 36104
                  (Address of principal executive offices)
                               (334) 834-5483
        (Telephone number, including area code, of agent for service)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---   ---
         The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at August 11, 1997 was 4,493,541.

                        PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           THE ENSTAR GROUP, INC.

                         CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30,   DECEMBER 31,
                                                                                 1997         1996
                                                                               ---------    ---------
                                                                                (dollars in thousands)
                                                                                      (unaudited)
                                     ASSETS

Cash and cash equivalents                                                      $     359    $   4,749
Restricted cash                                                                      352          346
Certificates of deposit                                                            3,813        1,238
Other                                                                                 67           55
Investment in First Union                                                         78,942       63,153
Property and equipment, net                                                           42           31
                                                                               ---------    ---------

            Total assets                                                       $  83,575    $  69,572
                                                                               =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities Not Subject to Compromise:
       Note payable                                                            $  18,100    $  18,100
       Reserve for litigation settlements                                          1,808        1,861
       Accounts payable and accrued liabilities                                      364          881
Liabilities Subject to Compromise:
       Class 10A claims                                                               --          203
       Accrued interest on all classes                                                --           39
       Other                                                                         351          346
                                                                               ---------    ---------
            Total liabilities                                                     20,623       21,430
                                                                               ---------    ---------

Shareholders' equity:
       Common stock ($.01 par value; 55,000,000 shares authorized, 4,487,040 shares issued and outstanding at June 30, 1997,
            100 shares issued and outstanding at December 31, 1996)                   45           --
       Additional paid-in capital                                                167,890      167,935
       Unrealized gain on investment in First Union                               39,738       23,949
       Accumulated deficit                                                      (144,721)    (143,742)
                                                                               ---------    ---------
            Total shareholders' equity                                            62,952       48,142
                                                                               ---------    ---------

            Total liabilities and shareholders' equity                         $  83,575    $  69,572
                                                                               =========    =========


         The accompanying notes are an integral part of the consolidated financial statements.

                            THE ENSTAR GROUP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share data)
                                 (unaudited)



                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                      --------------------------    --------------------------
                                          1997           1996           1997           1996
                                      -----------    -----------    -----------    -----------
Investment income                     $       559    $       445    $     1,054    $       878
Litigation income (expense), net               (6)           312            (35)           251
General and administrative expenses          (477)          (227)          (863)          (414)
Reorganization items, net                      --            129           (484)           302
Interest expense                             (333)          (166)          (651)          (309)
                                      -----------    -----------    -----------    -----------

Net income (loss)                     $      (257)   $       493    $      (979)   $       708
                                      ===========    ===========    ===========    ===========

Net income (loss) per common share    $     (0.06)   $  4,930.00    $     (0.42)   $  7,080.00
                                      ===========    ===========    ===========    ===========

Weighted average shares outstanding     4,448,720            100      2,345,079            100
                                      ===========    ===========    ===========    ===========


       The accompanying notes are an integral part of the consolidated financial statements.

                            THE ENSTAR GROUP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED
                                                                   ------------------
                                                                   JUNE 30,   JUNE 30,
                                                                     1997      1996
                                                                   --------   -------
                                                                 (dollars in thousands)
                                                                      (unaudited)
Cash flows from operating activities:
       Net income (loss)                                           $  (979)   $   708
       Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
            Depreciation                                                 5          5
            Litigation income                                           --     (1,004)
       Changes in assets and liabilities:
            Change in restricted cash                                   (6)      (168)
            Accounts payable and accrued liabilities                  (566)       961
            Liabilities subject to compromise                         (244)        --
            Other                                                       (9)       852
                                                                   -------    -------

            Net cash provided by (used in) operating activities:    (1,799)     1,354
                                                                   -------    -------

Cash flows from investing activities:
       Reinvestment of First Union dividends                            --       (868)
       Purchases of certificates of deposit                         (4,513)    (9,228)
       Maturities of certificates of deposit                         1,938      8,800
       Purchase of property and equipment                              (16)        --
                                                                   -------    -------

            Net cash used in investing activities:                  (2,591)    (1,296)
                                                                   -------    -------

Increase (decrease) in cash and cash equivalents                    (4,390)        58

Cash and cash equivalents at the beginning of the period             4,749      1,814
                                                                   -------    -------

Cash and cash equivalents at the end of the period                 $   359    $ 1,872
                                                                   =======    =======


Supplemental disclosures of cash flow information:

       Interest paid                                               $   723    $    --
                                                                   =======    =======

       Income tax refund                                           $    --    $  (542)
                                                                   =======    =======




        The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1:   GENERAL

         The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10 as filed with the Securities and Exchange Commission on March 27, 1997 under the Securities Exchange Act of 1934, as amended.

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

NOTE 3:   LITIGATION CONTINGENCIES

         In February 1993, the Company obtained a $15 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate (the "Estate") and others, the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The IRS has appealed a determination by the bankruptcy court that the IRS cannot seek payment of the taxes from the Estate. The Company has accrued a liability of approximately $1,700,000 for the potential tax.

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

NOTE 4:   NEWLY ISSUED ACCOUNTING STANDARD

         In February 1997, SFAS No. 128, "Earnings Per Share," was issued and is effective for both interim and annual periods ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion 15, "Earnings Per Share," ("APB 15") by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company intends to adopt this Statement in the fourth quarter of 1997. Application of this statement in each of the three and six months ended June 30, 1997 and 1996 would have no impact on the EPS calculation.

NOTE 5:   SUBSEQUENT EVENTS

         With respect to the distribution of the Company's new common stock (Note 2), 4,487,040 shares were issued and outstanding at June 30, 1997. As of July 30, 1997, 4,493,541 shares were issued and outstanding, leaving approximately 256,000 shares remaining available for subsequent distribution.

         In July 1997, the Company sold 186,300 shares of common stock of First Union Corporation for net proceeds of $18.1 million which were used to repay indebtedness owed to First Union National Bank of Georgia. The First Union indebtedness was incurred by the Company in October 1996 in order to make final distributions to creditors under the Company's bankruptcy plan. Following the sale, the Company held 667,123 shares of common stock of First Union Corporation. On June 17, 1997 First Union Corporation declared a 2-for-1 stock split payable July 31, 1997 for shareholders of record on July 1, 1997 changing the Company's holdings to 1,334,246 shares at July 31, 1997.

         In July 1997, the Company announced a stock repurchase program under which the Company would repurchase up to $5 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. In conjunction with the stock repurchase program, the Company executed a new $5 million revolving credit note with First Union National Bank of Georgia. The note matures on July 30, 1998 and bears interest, at the Company's option, at either a fixed rate equal to the Adjusted Eurodollar Rate, as defined, plus .6%, or at a variable rate equal to Prime. The note is secured by shares of common stock of First Union Corporation as defined in a stock pledge agreement. It is anticipated the Company will repay such indebtedness from proceeds of sales of common stock of First Union Corporation.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
 The Enstar Group, Inc.
Montgomery, Alabama

We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of June 30, 1997 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of December 31, 1996 and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 3, 1997 (January 20, 1997 as to Note 12 and March 19, 1997 as to Note 5), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Atlanta, Georgia
August 7, 1997

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company's assets, aggregating approximately $83.6 million at June 30, 1997, consisted primarily of 853,423 shares of the common stock of First Union Corporation (the "First Union Common Stock") (with a market value of $78.9 million), cash, cash equivalents and certificates of deposit. Based on the average daily trading volume of shares of First Union Common Stock, the Company believes that its investment in First Union is readily marketable.

         In October of 1996, the Company borrowed approximately $18.1 million from a bank for the purpose of repaying certain of the Company's liabilities subject to compromise. In July 1997, the Company sold 186,300 shares of First Union Common Stock for net proceeds of $18.1 million which were used to repay the Company's indebtedness owed to the aforementioned bank.

         The Company is seeking to acquire one or more operating businesses. Until such time as the Company uses its assets for an acquisition, the Company's only liquidity needs are to fund operating expenses.

Financial Condition

         The Company had total assets of $83.6 million at June 30, 1997 compared to $69.6 million at December 31, 1996. The change in total assets was primarily due to the increase in market value of the Company's First Union Common Stock.

         The Company's total liabilities at June 30, 1997 were $20.6 million compared to $21.4 million at December 31, 1996. The decrease in liabilities is primarily due to repaying certain liabilities subject to compromise and a reduction of accounts payable and accrued liabilities.

         Approximately $45,000 was reclassified from Additional paid-in capital to Common stock to reflect the distribution of 4,487,040 shares of its $.01 par value common stock through June 30, 1997.

Results of Operations

         Investment income increased by $114,000 and $176,000 in the second quarter and first six months of 1997, respectively, over the same periods in 1996. These changes resulted from an increase in dividends received from the Company's investment in First Union Common Stock and a reclassification of interest income in the second quarter of 1997. Through March 1997 interest income was classified as a reorganization item. After the distribution of New Common Stock, the Company completed its reorganization and accordingly interest income subsequent to March 1997 is included in investment income.

         The Company incurred litigation expense of $6,000 and $35,000 for the second quarter and first six months of 1997, respectively, as opposed to litigation income of $312,000 and $251,000 for the same periods in 1996. The primary reason for this difference was attributed to the receipt of a partial settlement from the bankruptcy estate of Richard Grassgreen in April 1996.

         General and administrative expenses increased $250,000 and $449,000 in the second quarter and first six months of 1997, respectively, over the same periods in 1996. The increases in 1997 were primarily due to professional fees incurred in connection with the preparation of the Company's registration statement and complying with other reporting and legal requirements of a publicly traded company. In addition, the Company incurred an increase in franchise taxes in 1997. The Company's loss for the six-month period ended June 30, 1997 was largely attributable to the foregoing expenses.

         Reorganization items consist of interest income less expenses directly related to the reorganization of the Company. The Company completed its reorganization in March 1997 and therefore incurred no reorganization items in the second quarter of 1997. Net reorganization expense for the six months ended June 30, 1997 was $484,000 compared to net reorganization income of $302,000 for the same period in 1996. The increase in net expenses for 1997 was a result of expenses incurred in connection with the distribution of the Company's New Common Stock.

         Interest expense was $333,000 and $651,000 in the three and six months ended June 30, 1997, respectively, compared to $166,000 and $309,000 for the same periods in 1996. Interest expense for 1997 was comprised of $570,000 relating to the $18.1 million loan and $81,000 relating to the reserve for litigation settlements and liabilities subject to compromise. Interest expense for 1996 related only to liabilities subject to compromise.

         The income tax benefit that would have been recordable for the three and six months ended June 30, 1997 and the income tax expense that would have been recordable for the three and six months ended June 30, 1996 were fully offset by changes in the valuation allowance for deferred tax assets during the respective periods.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Since May 31, 1991, the Company has been involved in extensive litigation relating to its bankruptcy case. The history of the Company's bankruptcy case has been previously described by the Company in the Registration Statement on Form 10, filed by the Company on March 27, 1997 (the "Form 10"). The Company's bankruptcy case was closed by final decree dated July 17, 1997. Except as described below, the Company is not aware of any pending litigation matters that could have a material adverse effect on the Company.

         In connection with the settlement of the Company's claims against the bankruptcy estate of Richard Grassgreen, a former chairman and chief executive officer of the Company, and others, and the confirmed plan of reorganization in Mr. Grassgreen's bankruptcy case (the "Grassgreen Bankruptcy Estate Settlement"), the United States Internal Revenue Service (the "IRS") has asserted a liability of the Company for taxes allegedly owed by the Grassgreen bankruptcy estate. In 1996, the IRS appealed a determination by the United States Bankruptcy Court for the Middle District of Florida that the IRS cannot seek payment of the taxes. The alleged tax liability, for calendar year 1994, is for sums paid to the Company in connection with the Grassgreen Bankruptcy Estate Settlement by third parties to resolve the Company's claims against those parties. In United States of America v. Richard J. Grassgreen and The Enstar Group, Inc., Case No. 96-1099-CIV-J-10 (U.S.D.C. M.D. Fla.), the IRS claims that it should be entitled to assess additional taxes in the approximate amount of $1.6 million against the Grassgreen bankruptcy estate for 1994 and that the IRS should be able to seek payment of those taxes from the Company by virtue of the Company's agreement to pay certain taxes of the Grassgreen bankruptcy estate. Although the Company has accrued a liability for the potential tax, the Company intends to contest vigorously that any taxes are owed by the Grassgreen bankruptcy estate. In the event a court determines that additional taxes are owed, the Company will vigorously contest that it has any obligation to pay such taxes.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 30, 1997. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

         (1) To consider and act upon a proposal to elect the following nominees to be Directors:

                                                                                            Votes
                  Nominee                                     Votes For                   Withheld
                  -------                                     ---------                   --------
                * J. Christopher Flowers                      4,065,375                      44,250
                * Jeffrey S. Halis                            4,072,877                      36,748
                * Nimrod T. Frazer                            4,061,742                      47,783
                * T. Whit Armstrong                           4,065,822                      43,803
                * T. Wayne Davis                              4,066,457                      43,068
                  Donald R. Emery                                   100                   3,795,889
                  Robert T. Layman                                  100                   3,795,889
                  Susan H. MacDonald                              5,100                   3,795,889


                  (*) Elected

         (2) To appoint Deloitte & Touche LLP as independent auditors for the year ended December 31, 1997. Votes cast were: 4,060,837 for, 26,980 against and 21,808 abstentions.

         (3) To approve the adoption of the 1997 Amended CEO Stock Option Plan. Votes cast were: 2,272,453 for, 332,394 against and 27,109 abstentions. Broker non-votes were 1,786,003.

         (4) To approve the adoption of the 1997 Outside Directors' Stock Option Plan. Votes cast were: 2,298,650 for, 359,214 against and 32,116 abstentions. Broker non-votes were 1,727,479.

         (5) To approve the adoption of the 1997 Amended Omnibus Incentive Plan. Votes cast were: 2,330,204 for, 321,941 against and 37,835 abstentions. Broker non-votes were 1,727,479.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

       Reference
          No.              Description of Exhibit
          ---              ----------------------

         10.1              Revolving Credit Note dated July 31, 1997 made by the Company in favor of
                           First Union National Bank

         10.2              Stock Pledge Agreement dated July 31, 1997 between the Company and First

                           Union National Bank

         27.1              Financial Data Schedule (For SEC use only)

         (b) Reports on Form 8-K

         There were no reports filed on Form 8-K for the three months ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ENSTAR GROUP, INC.



   Date:  August 14, 1997               By: /s/  CHERYL D. DAVIS
                                           -------------------------------------
                                                 Cheryl D. Davis
                                        Chief Financial Officer, Vice President
                                           of Corporate Taxes, Secretary
                                                (Authorized Officer)
                                          (Principal Financial Officer)

                                EXHIBIT INDEX
                                -------------



Exhibit
-------
10.1          Revolving Credit Note dated July 31, 1997 made by the Company in favor of First Union National Bank

10.2 Stock Pledge Agreement dated July 31, 1997 between the Company and First Union National Bank

27.1          Financial Data Schedule (for SEC use only)