Form 10-Q
period 1997-09-30
ENSTAR GROUP INC
filed 1997-10-30
CIK 55820

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 30, 1997
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                  EFFECTIVE OCTOBER 7, 1996)
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                  COMMISSION FILE NUMBER: 0-07477

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

                             ---------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at October 29, 1997 was 4,478,680.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................    $     214      $   4,749
Restricted cash.............................................          355            346
Certificates of deposit.....................................        3,708          1,238
Other.......................................................           25             55
Investment in First Union...................................       66,796         63,153
Property and equipment, net.................................           40             31
                                                                ---------      ---------
          Total assets......................................    $  71,138      $  69,572
                                                                =========      =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise:
  Note payable..............................................    $      --      $  18,100
  Reserve for litigation settlements........................        1,843          1,861
  Accounts payable and accrued liabilities..................          435            881
Liabilities Subject to Compromise:
  Class 10A claims..........................................           --            203
  Accrued interest on all classes...........................           --             39
  Other.....................................................          355            346
                                                                ---------      ---------
          Total liabilities.................................        2,633         21,430
                                                                ---------      ---------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 4,514,306 and 100 shares issued at
     September 30, 1997 and December 31, 1996,
     respectively)..........................................           45             --
  Additional paid-in capital................................      167,890        167,935
  Unrealized gain on investment in First Union..............       36,022         23,949
  Accumulated deficit.......................................     (135,089)      (143,742)
  Treasury stock, at cost (30,000 shares at September 30,
     1997)..................................................         (363)            --
                                                                ---------      ---------
          Total shareholders' equity........................       68,505         48,142
                                                                ---------      ---------
          Total liabilities and shareholders' equity........    $  71,138      $  69,572
                                                                =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                 ------------------------   -----------------------
                                                    1997         1996          1997         1996
                                                 ----------   -----------   ----------   ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Investment income..............................  $   10,201   $       495   $   11,255   $    1,372
Litigation income (expense), net...............           2          (320)         (33)         (69)
General and administrative expenses............        (304)       (1,465)      (1,167)      (1,879)
Reorganization items, net......................          --           114         (484)         417
Interest expense...............................         (66)         (234)        (717)        (543)
                                                 ----------   -----------   ----------   ----------
Income (loss) before income taxes..............       9,833        (1,410)       8,854         (702)
Income tax expense.............................        (200)           --         (200)          --
                                                 ----------   -----------   ----------   ----------
Net income (loss)..............................  $    9,633   $    (1,410)  $    8,654   $     (702)
                                                 ==========   ===========   ==========   ==========
Net income (loss) per common share.............  $     2.14   $(14,100.00)  $     2.82   $(7,020.00)
                                                 ==========   ===========   ==========   ==========
Weighted average shares outstanding............   4,500,085           100    3,063,414          100
                                                 ==========   ===========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $  8,654    $  (702)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation...........................................         8          8
     Litigation income......................................        --     (1,004)
     Gain on sale of First Union common stock...............    (9,711)        --
  Changes in assets and liabilities:
     Change in restricted cash..............................        (9)    (2,325)
     Accounts payable and accrued liabilities...............      (464)     1,986
     Liabilities subject to compromise......................      (233)       771
     Other..................................................        29        777
                                                              --------    -------
          Net cash used in operating activities:............    (1,726)      (489)
                                                              --------    -------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............    18,141         --
  Reinvestment of First Union dividends.....................        --       (868)
  Purchases of certificates of deposit......................    (8,122)    (9,228)
  Maturities of certificates of deposit.....................     5,652     10,825
  Purchase of property and equipment........................       (17)        (1)
                                                              --------    -------
          Net cash provided by investing activities:........    15,654        728
                                                              --------    -------
Cash flows from financing activities:
  Repayment of note payable.................................   (18,100)        --
  Purchase of treasury stock................................      (363)        --
                                                              --------    -------
          Net cash used in financing activities:............   (18,463)        --
                                                              --------    -------
Increase (decrease) in cash and cash equivalents............    (4,535)       239
Cash and cash equivalents at the beginning of the period....     4,749      1,814
                                                              --------    -------
Cash and cash equivalents at the end of the period..........  $    214    $ 2,053
                                                              ========    =======
Supplemental disclosures of cash flow information:
Interest paid...............................................  $    750    $    --
                                                              ========    =======
Income tax refund...........................................  $    (36)   $  (502)
                                                              ========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10 as filed with the Securities and Exchange Commission on March 27, 1997 under the Securities Exchange Act of 1934, as amended.

NOTE 2:  INVESTMENT IN FIRST UNION

     In July 1997, the Company sold 186,300 shares of common stock of First Union Corporation for net proceeds of $18.1 million which were used to repay indebtedness owed to First Union National Bank of Georgia. The First Union indebtedness was incurred by the Company in October 1996 in order to make final distributions to creditors under the Company's bankruptcy plan. Following the sale, the Company held 667,123 shares of common stock of First Union Corporation. On June 17, 1997 First Union Corporation declared a 2-for-1 stock split payable July 31, 1997 for shareholders of record on July 1, 1997 changing the Company's holdings to 1,334,246 shares at September 30, 1997.

NOTE 3:  DISTRIBUTION OF NEW COMMON STOCK

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

     With respect to the distribution of the Company's new common stock, 4,514,306 shares were issued at September 30, 1997, leaving approximately 235,000 shares remaining available for subsequent distribution.

NOTE 4:  TREASURY STOCK

     In July 1997, the Company announced a stock repurchase program under which the Company could repurchase up to $5 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. In conjunction with the stock repurchase program the Company executed a new $5 million revolving credit note with First Union National Bank of Georgia. The note matures on July 30, 1998 and bears interest, at the Company's option, at either a fixed rate equal to the Adjusted Eurodollar Rate, as defined, plus .6%, or at a variable rate equal to Prime. The note is secured by shares of common stock of First Union Corporation as defined in a stock pledge agreement. It is anticipated the Company will repay such indebtedness from proceeds of sales of common stock of First Union Corporation.

     As of September 30, 1997, the Company had repurchased 30,000 shares of its common stock for approximately $363,000. No funds had been drawn on the revolving credit note with First Union National Bank of Georgia.

NOTE 5:  LITIGATION CONTINGENCIES

     In February 1993, the Company obtained a $15 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
the Company's claims against the Grassgreen bankruptcy estate (the "Estate") and others, the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The IRS has appealed a determination by the bankruptcy court that the IRS cannot seek payment of the taxes from the Estate. The Company has accrued a liability of approximately $1,800,000 for the potential tax and interest.

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

NOTE 6:  NEWLY ISSUED ACCOUNTING STANDARD

     In February 1997, SFAS No. 128, "Earnings Per Share," was issued and is effective for both interim and annual periods ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion 15, "Earnings Per Share," ("APB 15") by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company intends to adopt this Statement in the fourth quarter of 1997. Application of this statement in each of the three and nine months ended September 30, 1997 and 1996 would have no impact on the EPS calculation.

NOTE 7:  SUBSEQUENT EVENTS

     During October 1997, the Company sold 155,000 call options for its First Union Corporation common stock. The options contain a call price of $55 per share with expiration dates of January 17, 1998 to April 18, 1998. The Company received approximately $199,000 in proceeds from the sales.

     During October 1997, the Company repurchased 5,626 shares of its common stock for approximately $67,000. See Note 4.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
  The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of September 30, 1997 and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

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

Atlanta, Georgia
October 29, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

     The Company's assets, aggregating approximately $71.1 million at September 30, 1997, consisted primarily of 1,334,246 shares of the common stock of First Union Corporation (the "First Union Common Stock") (with a market value of $66.8 million), cash, cash equivalents and certificates of deposit. The Company's holdings in First Union Common Stock reflect a 2-for-1 stock split which was paid on July 31, 1997. Based on the average daily trading volume of shares of First Union Common Stock, the Company believes that its investment in First Union is readily marketable.

     In July 1997, the Company sold 186,300 shares (before the 2-for-1 split) of First Union Common Stock for net proceeds of $18.1 million which were used to repay the Company's indebtedness owed to First Union National Bank of Georgia. The First Union indebtedness was incurred by the Company in October 1996 for the purpose of repaying certain of the Company's liabilities subject to compromise.

     During October 1997, the Company sold 155,000 call options for its First Union Corporation common stock. The options contain a call price of $55 per share with expiration dates of January 17, 1998 to April 18, 1998. The Company received approximately $199,000 in proceeds from the sales.

     The Company is seeking to acquire one or more operating businesses. Until such time as the Company uses its assets for an acquisition, the Company's only liquidity needs are to fund operating expenses.

  Financial Condition

     The Company had total assets of $71.1 million at September 30, 1997 compared to $69.6 million at December 31, 1996. The change in total assets was due to an increase in market value of the Company's First Union Common Stock of approximately $21.7 million less $18.1 million which represents the value of the 186,300 shares sold in July 1997. In addition, cash and cash equivalents and certificates of deposit decreased approximately $2.1 million.

     The Company's total liabilities at September 30, 1997 were $2.6 million compared to $21.4 million at December 31, 1996. The decrease in liabilities is primarily due to the repayment of $18.1 million of indebtedness, repaying certain liabilities subject to compromise and a reduction of accounts payable and accrued liabilities.

     Approximately $45,000 was reclassified from Additional paid-in capital to Common stock to reflect the distribution of 4,514,306 shares of its $.01 par value common stock through September 30, 1997.

     In July 1997, the Company announced a stock repurchase program under which the Company could repurchase up to $5 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. As of September 30, 1997, the Company had repurchased 30,000 shares of its common stock for approximately $363,000. During October 1997, the Company repurchased 5,626 shares of its common stock for approximately $67,000.

  Results of Operations

     Investment income increased by $9,706,000 and $9,883,000 in the third quarter and first nine months of 1997, respectively, over the same periods in 1996. These increases resulted from the gain on the sale of 186,300 shares of First Union Common Stock and a reclassification of interest income in the second and third quarters of 1997. Through March 1997 interest income was classified as a reorganization item. After the distribution of its new common stock, the Company completed its reorganization and accordingly, interest income subsequent to March 1997 is included in investment income.

     The Company had litigation income of $2,000 and litigation expense of $33,000 for the third quarter and first nine months of 1997, respectively, as opposed to litigation expense of $320,000 and $69,000 for the same periods in 1996. The primary reason for the difference between the third quarters of each year was the incurrence of a disputed claim in 1996.

     General and administrative expenses decreased $1,161,000 and $712,000 in the third quarter and first nine months of 1997, respectively, over the same periods in 1996. The decreases in 1997 were primarily due to the accrual of a one time bonus for certain directors and employees of $1.2 million in September 1996. The substantial decrease was partially offset by an increase in professional fees incurred in connection with the preparation of the Company's registration statement and complying with other reporting and legal requirements of a publicly traded company.

     Reorganization items consist of interest income less expenses directly related to the reorganization of the Company. The Company completed its reorganization in March 1997 and therefore incurred no reorganization items in the second and third quarters of 1997. Net reorganization expense for the nine months ended September 30, 1997 was $484,000 compared to net reorganization income of $417,000 for the same period in 1996. The increase in net expenses for 1997 was a result of expenses incurred in connection with the distribution of the Company's new common stock.

     Interest expense was $66,000 and $717,000 in the three and nine months ended September 30, 1997, respectively, compared to $234,000 and $543,000 for the same periods in 1996. Interest expense for 1997 was comprised of $597,000 relating to the $18.1 million loan (repaid in July 1997, see Liquidity and Capital Resources) and $120,000 relating to the reserve for litigation settlements and liabilities subject to compromise. Interest expense for 1996 was related to liabilities subject to compromise and the reserve for litigation settlements.

     Income tax expense of $200,000 was recorded for the three and nine month periods ending September 30, 1997 due to the alternative minimum tax which limits the utilization of net operating loss carryforwards. The additional income tax expense that would have been recordable for the three and nine months ended September 30, 1997 and the income tax benefit that would have been recordable for the three and nine months ended September 30, 1996 were fully offset by changes in the valuation allowance for deferred tax assets during the respective periods.

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

     In connection with the settlement of the Company's claims against the bankruptcy estate of Richard Grassgreen, a former chairman and chief executive officer of the Company, and others, and the confirmed plan of reorganization in Mr. Grassgreen's bankruptcy case (the "Grassgreen Bankruptcy Estate Settlement"), the United States Internal Revenue Service (the "IRS") has asserted a liability of the Company for taxes allegedly owed by the Grassgreen bankruptcy estate. In 1996, the IRS appealed a determination by the United States Bankruptcy Court for the Middle District of Florida that the IRS cannot seek payment of the taxes. The alleged tax liability, for calendar year 1994, is for sums paid to the Company in connection with the settlement of the Grassgreen Bankruptcy Estate Settlement by third parties to resolve the Company's claims against those parties. In United States of America v. Richard J. Grassgreen and The Enstar Group, Inc., Case No. 96-1099-CIV-J-10 (U.S.D.C. M.D. Fla.), the IRS claims that it should be entitled to assess additional taxes in the approximate amount of $1.6 million against the Grassgreen bankruptcy estate for 1994 and that the IRS should be able to seek payment of those taxes from the Company by virtue of the Company's agreement to pay certain taxes of the Grassgreen bankruptcy estate. Although the Company has accrued a liability for the potential tax, the Company intends to contest vigorously that any taxes are owed by the Grassgreen bankruptcy estate. In the event a court determines that additional taxes are owed, the Company will vigorously contest that it has any obligation to pay such taxes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

REFERENCE
   NO.           DESCRIPTION OF EXHIBIT
---------        ----------------------
  27.1      --   Financial Data Schedule (For SEC use only)
  99.1      --   Deferred Compensation and Stock Plan for Non-Employee
                 Directors

  (b) Reports on Form 8-K

     (i) A report on Form 8-K dated July 3, 1997 announcing the sale of First Union Stock to retire debt and announcing the adoption of a stock repurchase program.

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

Date: October 30, 1997