Form 10-K
period 1997-12-31
ENSTAR GROUP INC
filed 1998-03-25
CIK 55820

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 25, 1998
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                              OR
      (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-07477

                             THE ENSTAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  GEORGIA                                        63-0590560
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                       Identification No.)
       172 COMMERCE STREET-3RD FLOOR                               36104
            MONTGOMERY, ALABAMA                                  (Zip Code)
  (Address of principal executive offices)

                                 (334) 834-5483
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                               WHICH REGISTERED
            -------------------                           ------------------------
               Not applicable                                  Not applicable

          Securities Registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the registrant as of March 20, 1998, was $52,523,719 (Based on the closing price on such date on the OTC Bulletin Board maintained by the National Association of Security Dealers, Inc.).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at March 20, 1998 was 4,161,234.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 are incorporated herein by reference in Part III.
================================================================================

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I

 1.    Business....................................................     2
 2.    Properties..................................................     6
 3.    Legal Proceedings...........................................     7
 4.    Submission of Matters to a Vote of Security Holders.........     7
       Supplementary Item. Certain Risk Factors....................     7

                                 PART II

 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................     8
 6.    Selected Financial Data.....................................     9
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    10
 8.    Financial Statements and Supplementary Data.................    12
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................    26

                                PART III

10.    Directors and Executive Officers of the Registrant..........    26
11.    Executive Compensation......................................    26
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................    26
13.    Certain Relationships and Related Transactions..............    26

                                 PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................    26

THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Enstar Group, Inc., a Georgia corporation (the "Company"), currently holds assets, aggregating approximately $72.9 million at December 31, 1997, consisting primarily of 1,334,246 shares of common stock, par value $3.33 1/3 per share, of First Union Corporation, cash or cash equivalent assets and certificates of deposit. The Company filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on May 31, 1991 and operated as a reorganized debtor pursuant to its Second Amended Plan of Reorganization, as modified (the "Reorganization Plan") until July 17, 1997 when the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court") closed the Company's Chapter 11 proceedings by final order. See "History." Commencing in March 1997 and in accordance with the terms of the Reorganization Plan and orders of the Bankruptcy Court, the Company issued 4,549,060 shares of common stock, par value $.01 per share (the "Common Stock" or "Shares") to qualified former shareholders of record, or transferees of such former shareholders, of the common stock of the Company which was cancelled in the Company's bankruptcy proceeding (the "Cancelled Stock"). See "Distribution of Common Stock." The Company currently is engaged actively in the search for one or more operating businesses which meet the Company's acquisition criteria. See "Strategy for Business Acquisitions."

ORGANIZATIONAL STRUCTURE

     The Company's executive offices are located at 172 Commerce Street -- 3rd Floor, Montgomery, Alabama 36104, and its telephone number is (334) 834-5483. The Company has five full-time employees, whose principal duties currently include managing the assets of the Company, evaluating potential acquisition candidates, fulfilling reporting requirements associated with being a publicly traded company and various other accounting and tax matters. The Company is a Georgia corporation and successor by merger to a Delaware corporation of the same name. See "History -- Reorganization as Georgia Corporation."

SUBSIDIARIES

     The Company has one wholly owned subsidiary, Enstar Financial Services, Inc., which currently is inactive.

DISTRIBUTION OF COMMON STOCK

     As of December 31, 1997, the Company had issued 4,549,060 Shares of Common Stock to qualified owners of record, or transferees of such owners, (the "Former Shareholders") of the common stock of the Company which was cancelled on June 1, 1992, the effective date of the Reorganization Plan (the "Effective Date"). Former Shareholders included Depository Trust Company ("DTC"), the shareholder of record for stock held in "street name" for "Beneficial Owners." Beneficial Owners were (i) those persons who owned the Cancelled Stock in "street name" on the Effective Date and who did not subsequently transfer their rights represented by such beneficial ownership after that date and (ii) those persons who held such "street name" rights and who acquired their street name rights after the Effective Date. Commencing in March 1997, Former Shareholders received one share of Common Stock for every ten shares of Cancelled Stock and cash in lieu of fractional shares based on the net book value of the Company on December 31, 1996.

     By order of the Bankruptcy Court, to qualify to receive Shares, a Former Shareholder was required to have submitted a Certification of Ownership to the Company by December 31, 1997. Former Shareholders who did not submit a complete Certification of Ownership by December 31, 1997, are not entitled to receive distributions of the Shares by virtue of their ownership of Cancelled Stock on the Effective Date, and all rights represented by their ownership have vested in the Company. Similarly, the rights to Shares of Common Stock held for distribution to DTC that were not allocated to Beneficial Owners by December 31, 1997 vested in the Company. As of December 31, 1997, approximately 200,000 Shares were unclaimed and therefore will not be issued.

HISTORY

  Summary of the Company's Bankruptcy Case

     The Company filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on May 31, 1991 in the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court"). Prior to its bankruptcy filing, the Company was a publicly traded holding company with subsidiaries operating primarily in the specialty retail business and the financial services business. Prior to November 16, 1989, when its name was changed, the Company's name was Kinder-Care, Inc., and prior to January 1987, the Company's name was Kinder-Care Learning Centers, Inc. The Company originally was incorporated on October 26, 1970 in the State of Delaware.

     Prior to its bankruptcy filing, the Company's financial situation had been deteriorating rapidly and reached crisis proportions when its then Chairman and Chief Executive Officer, Richard Grassgreen, was indicted in the Fall of 1990, in connection with his activities and dealings with Michael Milken. In the wake of his indictment, Mr. Grassgreen resigned from all of his positions with the Company, and Nimrod T. Frazer was elected acting Chairman of the Board. Soon thereafter most of the Company's Board of Directors resigned. The remaining Board members, T. Wayne Davis, T. Whit Armstrong and Mr. Frazer affirmed Mr. Frazer as Chairman of the Board. This three-member Board, with Mr. Frazer serving as Chairman and Chief Executive Officer, directed and managed the Company's affairs from the fall of 1990 until the addition of J. Christopher Flowers and Jeffrey S. Halis as directors in October 1996 and April 1997, respectively. The Company's Board currently consists of Messrs. Frazer, Davis, Armstrong, Flowers and Halis.

     The Company's retail services subsidiaries filed for bankruptcy prior to May 31, 1991. At the time of its bankruptcy filing, the Company's principal remaining business was its ownership of approximately 49% of the outstanding common stock of American Savings of Florida, F.S.B. ("American").

     As of May 31, 1991, the market value of the Company's American stock was approximately $7 million. Shortly after the Company's bankruptcy filing, the market value of the American stock fell to less than $3 million and American, whose capital had fallen far below required levels, was facing the prospect of a collapse or takeover by the United States Office of Thrift Supervision (the "OTS"). Other than its stock in American, the Company's only significant assets were contingent claims in the form of lawsuits against former officers and directors, Richard Grassgreen and Perry Mendel, and a suit to be filed against Michael Milken and others. The Company's non-contingent liabilities exceeded its assets by more than $100 million.

     At the time of the bankruptcy filing, substantial disputes arose among the Company's major creditors, including the OTS, American, NationsBank of Texas, and KinderCare Learning Centers, Inc. The disputes involved substantial pre-bankruptcy transfers of assets from the Company to American which had been mandated by the OTS. At the same time, the OTS was demanding that the Company immediately cure American's regulatory capital deficiency in the amount of $28.9 million or face the prospect of immediate conversion of the Chapter 11 case to a liquidation under Chapter 7 of the Bankruptcy Code.

     The Company believed, and all creditors agreed, that a Chapter 11 proceeding would be preferable to a Chapter 7 proceeding because: (i) a Chapter 11 plan of reorganization could resolve the disputes between the creditors, which if not resolved would have resulted in costly litigation over the priority and enforceability of claims and the propriety of pre-petition transfers, and likely would have depleted any remaining assets of the Company; (ii) the Company was in the best position to pursue litigation against Mendel, Grassgreen and Milken; and (iii) perhaps most importantly, the Company's new management, which had gained the trust and confidence of the OTS, would have the chance under Chapter 11 to salvage the situation at American, thereby enhancing the value of the American stock for the benefit of the Company's creditors and interest holders.

     The Company was successful in negotiating a settlement with its creditors which was incorporated into the Reorganization Plan. The Reorganization Plan was confirmed in February, 1992, and became effective on June 1, 1992.

     At the time the Reorganization Plan was proposed by the Company, in the fall of 1991, there appeared to be no prospect that the shareholders of the Company would receive any distribution under the Reorganization

Plan or that the Company's stock would ever have any value. Liabilities exceeded assets by more than $100 million. Accordingly, the Reorganization Plan provided that creditors would receive all distributions under the Reorganization Plan until paid in full and that the Company's stock would be cancelled on the Effective Date. The Reorganization Plan provided that the stock would be cancelled upon the Effective Date because: (i) it was not contemplated that there would be property available for distribution to the equity ownership interest; and (ii) the cancellation of the stock was necessary to avoid the administrative burden and substantial cost of complying with the filing requirements of the Securities Exchange Act of 1934, as amended. Under the Reorganization Plan, new common stock was issued on the Effective Date to the Company's Chief Executive Officer, as a trustee, who was directed to vote the shares annually for purposes of electing the Board of Directors of the Company based on directions given by at least 51% of the creditors holding certain allowed unsecured claims.

     Following the confirmation of its Reorganization Plan, the Company pursued the liquidation of its assets, including the pursuit of its lawsuits against Grassgreen, Mendel and Milken. More importantly, the Company continued as the holding company of American. The Company was instrumental in and substantially responsible for American's survival and return to capital compliance and profitability.

     By 1993, the success of the Reorganization Plan was exceeding all expectations, and it appeared that there was at least a chance that the Company might be able to pay all of its creditors in full. The market value of the Company's American stock had increased at that time to approximately $60 million to $70 million. Because the Reorganization Plan had not anticipated or specifically provided for the distribution of the estate proceeds after creditors were paid in full, the Company filed a motion to modify the Reorganization Plan to clarify the distributions and make clear that once all creditors were paid in full with interest, any remaining property would be held or distributed for the benefit of the Company's Former Shareholders. The Reorganization Plan as modified provides in Section 5.11(d) as follows:

                  In the event that all Allowed Claims [of creditors] entitled to receive Property pursuant to this [Reorganization] Plan and all interest accrued on the Allowed Claims entitled to receive . . . are paid in full, [Former Shareholders] who held such interests on the Effective Date shall be entitled to receive any remaining Property available for distribution. Such remaining Property shall be distributed on a pro rata basis to [Former Shareholders] which held such interests on the Effective Date provided, however, that the [Company] may distribute to the [Former Shareholders] shares of Common Stock on a pro rata basis, in lieu of any distributions of remaining Property.

     The Bankruptcy Court authorized the modification of the Company's Reorganization Plan in August of 1993.

     On July 1, 1995, the Company disposed of its stock in American through a merger with a wholly owned subsidiary of First Union Corporation ("First Union"). On the date of the merger, the Company owned 5,689,391 shares of American, in exchange for which it received $82,454,865 in cash to be used to pay certain creditor claims and 815,549 shares of First Union common stock (the "First Union Common Stock") with a market value on the exchange date of $45.25 per share. In addition to the shares of First Union Common Stock received pursuant to the merger, the Company acquired 16,191 shares through settlements with parties in the Grassgreen litigation and 21,683 shares purchased through First Union's dividend reinvestment program. During 1997, the Company sold 186,300 shares of First Union Common Stock and subsequently First Union paid a 2-for-1 stock dividend. At December 31, 1997, the Company owned a total of 1,334,246 shares of First Union Common Stock.

     In addition to the proceeds received from the disposition of the American stock, the Company has received the bulk of anticipated recoveries from the Grassgreen litigation through a settlement and confirmed plan of reorganization in Grassgreen's Chapter 11 bankruptcy case (the "Grassgreen Bankruptcy Estate Settlement"), the Mendel litigation and the Milken litigation. The total amount of these recoveries, net of expenses, was approximately $22 million.

     On October 24, 1996, the Company borrowed $18.1 million from First Union National Bank and used the proceeds from such loan to pay off the remaining allowed claims of creditors under the Reorganization Plan.

In July 1997, the $18.1 million indebtedness to First Union National Bank was repaid with proceeds received from the sale of 186,300 shares of First Union Common Stock.

     In total, the Company has paid approximately $118 million to satisfy the allowed claims of creditors, including interest. The Company has now completed its reorganization and distributed 4,549,060 Shares to its qualified Former Shareholders in accordance with the terms of its Reorganization Plan. Based on the market value of the Company's First Union Common Stock as of December 31, 1997 ($51 1/4 per share), the Company had a net worth of approximately $69.7 million as of December 31, 1997.

     Under the Reorganization Plan, the Company had the option of distributing its remaining assets to Former Shareholders or issuing Common Stock to the Former Shareholders. The Company believes that the issuance of the Shares was the most beneficial course for the Former Shareholders for the following reasons: (i) the Company anticipates that it will be able to acquire an operating business and enhance long-term shareholder value, (ii) the issuance of the Shares to a Former Shareholder should not create a taxable event for that Former Shareholder, and (iii) the Company preserves the possibility of using its net operating loss carryforwards of approximately $87 million (the "NOLs") and tax credit carryforwards of approximately $4.1 million for the benefit of its former shareholders. See "Distribution of Common Stock."

  Reorganization as Georgia Corporation

     The Board of Directors of The Enstar Group, Inc., a Delaware corporation ("Enstar-Delaware"), after careful study, concluded that it was in the best interests of Enstar-Delaware and its shareholders to reorganize Enstar-Delaware as a Georgia corporation. As a result, the Board of Directors of Enstar-Delaware and Enstar-Delaware's sole shareholder approved a change of Enstar-Delaware's state of incorporation from Delaware to Georgia. The change in the state of incorporation was accomplished through a merger of Enstar-Delaware with and into the Company, a wholly owned subsidiary of Enstar-Delaware which was incorporated on December 23, 1996 (the "Merger"). The Company and Enstar-Delaware entered into an Agreement and Plan of Merger (the "Plan of Merger") pursuant to which Enstar-Delaware merged with and into the Company. Pursuant to the Plan of Merger, the sole shareholder of Enstar-Delaware prior to the Merger became the sole shareholder of the Company after the Merger. The Company and Enstar-Delaware filed Certificates of Merger with the Delaware Secretary of State and the Georgia Secretary of State which were effective as of December 31, 1996.

     The Merger was treated as a reorganization under Section 368(a)(1)(F) of the United States Internal Revenue Code of 1986, as amended (the "Tax Code"). While the Merger effected a change in the legal domicile of the Company, the Merger did not result in any change in the name, business, management, location of the Company's principal executive offices or other facilities, assets, liabilities, net worth or accounting practices. In addition, all of the directors, officers and employees of Enstar-Delaware upon consummation of the Merger became officers, directors, and employees of the Company.

STRATEGY FOR BUSINESS ACQUISITIONS

     The Company currently is engaged in the active search for one or more operating businesses. The Company's officers and directors have made efforts to identify suitable acquisition targets. Such efforts, however, have not resulted to date in any agreements or understandings, oral or written, with representatives of any business or company.

     The Company's strategy for making a suitable acquisition is to utilize the considerable experience, knowledge and business contacts of the Company's five directors, including Nimrod T. Frazer, the Company's Chief Executive Officer. Each of the Company's directors has been asked by management to assist the Company actively in its pursuit of an acquisition. Management follows up on the leads and suggestions presented by directors and meets with various prospective targets. The Company will conduct rigorous financial and legal due diligence with respect to any entity about which it has a strong interest.

     The Company has not hired, and does not presently intend to hire, any consultants or advisers in connection with its pursuit of an acquisition. However, the Company may in the future retain the services of an investment banking firm, business broker or other similar consultant or advisor to assist the Company with respect to the identification of a suitable acquisition candidate and/or to assist the Company with respect to consummation of an acquisition transaction. Any such engagement will be on terms and conditions approved by the Company's Board of Directors as fair and reasonable.

     The Company does not presently focus on any particular industry or geographical market. While the Company focuses its attention in the United States, the Company does investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or some combination of both. The Company may also borrow money in connection with the acquisition. In that event, the Company's shareholders would be subject to the risks normally associated with leveraged transactions. Depending upon the level of indebtedness, a leveraged transaction could have important consequences to the Company, including the following: (i) if the acquired business is unable to achieve satisfactory operating results, the Company could prove unable to service such indebtedness; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal or interest on its indebtedness and would not be available for other purposes; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or other acquisitions may be limited; and (iv) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry. In order to preserve the Company's possible use of the NOLs, the Company does not intend to offer a controlling interest in the Company in connection with the acquisition of one or more operating businesses.

     If the Company were to continue to hold its shares of First Union Common Stock as its primary asset for a period of time longer than the twelve months ending March 27, 1998, the Company may be required to register as an investment company as defined by the Investment Company Act of 1940 (the "1940 Act"). In order to provide management of the Company with the optimal amount of time to evaluate potential acquisitions, the Company filed for an extension of the one-year exemption from registration requirements of the 1940 Act. The Company is seeking an extension of up to two years, but there can be no assurance that it will be granted. If such application is denied and/or the Company is otherwise deemed to be an investment company, the Company would be required to register under the 1940 Act and would thereafter be subject to regulation thereunder. If this occurred, it would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

     In the event the Company fails to acquire an operating business within a reasonable period of time, the Company will consider other alternatives, including, but not limited to, liquidation of the Company.

COMPETITION

     The Company does not currently have an operating business. As a result, the Company does not currently compete with any businesses in any particular markets. However, the Company does face intense competition in its search for one or more operating businesses. See "Strategy for Business Acquisitions." In this regard, the Company competes with strategic buyers, financial buyers and others who are looking to acquire suitable operating businesses, many of whom have greater financial resources than the Company or have greater flexibility in structuring acquisition transactions or strategic relationships.

ITEM 2.  PROPERTIES

     The Company does not currently own any real property. Pursuant to oral agreements, the Company leases a suite of offices at 172 Commerce Street -- 3rd Floor, Montgomery, Alabama and space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the suite of offices and warehouse space from unaffiliated third parties for $2,185 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates. The cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations.

ITEM 3.  LEGAL PROCEEDINGS

     Since May 31, 1991, the Company has been involved in extensive litigation relating to its bankruptcy case. See "History." The Company's bankruptcy case was closed by final decree dated July 17, 1997. Except as described below, the Company is not aware of any pending litigation matters that could have a material adverse effect on the Company.

     In February 1993, the Company obtained a $15 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate (the "Estate") and others the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The United States Internal Revenue Service (the "IRS") has asserted a liability of the Company for taxes allegedly owed by the Estate. In December 1996, the IRS appealed a determination by the United States Bankruptcy Court for the Middle District of Florida that the IRS cannot seek payment of the taxes. The alleged tax liability, for calendar year 1994, is for sums paid to the Company in connection with the Grassgreen Bankruptcy Estate Settlement by third parties to resolve the Company's claims against those parties. In United States of America v. Richard J. Grassgreen and The Enstar Group, Inc., Case No. 96-1099-CIV-J-10 (U.S.D.C. M.D. Fla.), the IRS claims that it should be entitled to assess additional taxes in the approximate amount of $1.6 million against the Estate for 1994 and that the IRS should be able to seek payment of those taxes from the Company by virtue of the Company's agreement to pay certain taxes of the Estate. Although the Company has accrued a liability for the potential tax and accrued interest, the Company intends to contest vigorously that any taxes are owed by the Estate. In the event a court determines that additional taxes are owed, the Company will vigorously contest it has any obligation to pay such taxes.

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company in the Circuit Court of Montgomery County, Alabama styled Peter N. Zachary, et al. v. The Enstar Group, Inc., Case No. CV-97-257-Gr. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The complaint is virtually identical to a complaint brought by these plaintiffs against the Company's former chairman, former president and others in December 1991, during the pendency of the Company's bankruptcy case and prior to the confirmation of the Reorganization Plan. The plaintiffs allege that the Bankruptcy Court issued an order on January 15, 1997, allowing them to litigate their claims against the Company. The Bankruptcy Court's order actually held that the plaintiffs could not bring a late claim against the Company in its bankruptcy case and then went on to state that because of facts relating to these particular plaintiffs, they were not bound by the provisions of the Reorganization Plan and their claims were not subject to discharge under the Bankruptcy Code. On March 17, 1997, the Company filed a motion to dismiss and/or for summary judgment in response to the complaint on the basis that the claims asserted are barred by the applicable statute of limitations. The motion is still pending before the court. In the event the plaintiffs' claims are not dismissed pursuant to the Company's motion, the Company intends to contest the plaintiffs' claims vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the quarter ended December 31, 1997.

SUPPLEMENTARY ITEM. CERTAIN RISK FACTORS

     See "The Enstar Group, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements," included as Exhibit 99.1 to this Form 10-K and incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Security Dealers, Inc. On March 27, 1997, the Company commenced distribution of its Common Stock to its former shareholders of record. See "Distribution of Common Stock." The Company's Common Stock initially began trading on April 1, 1997. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 1997, as reflected in the OTC Bulletin Board Daily Trade and Quote Summary Report.

                                                               HIGH      LOW
                                                              -------   ------
First Quarter...............................................      N/A      N/A
Second Quarter..............................................       12    8 1/8
Third Quarter...............................................   14 3/4   11 3/8
Fourth Quarter..............................................  14 1/16   10 3/4

     At March 20, 1998, there were approximately 3,858 holders of record of the Company's Common Stock.

     The Company has not declared or paid a cash dividend on any of its securities since 1989. In 1990, the Company distributed shares of stock in American to its shareholders. The Company currently intends to retain its earnings to finance the growth and development of its future business and does not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company's earnings, capital requirements, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 1997 and is derived in part from the audited Consolidated Financial Statements of the Company. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and related notes thereto, and other financial data included elsewhere herein.

                                                             YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                 1997       1996       1995       1994       1993
                                              ----------   -------   --------   --------   --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from continuing operations....  $    8,917   $   740   $ 14,122   $ (4,650)  $ (9,266)
Income from discontinued operations(1)......                           54,482      9,477     13,845
                                              ----------   -------   --------   --------   --------
Income before extraordinary item............       8,917       740     68,604      4,827      4,579
Extraordinary item(2).......................                                                  4,368
                                              ----------   -------   --------   --------   --------
Net income..................................  $    8,917   $   740   $ 68,604   $  4,827   $  8,947
                                              ==========   =======   ========   ========   ========
Income (loss) per common share:
  Continuing operations.....................  $     2.61   $ 7,400   $141,220   $(46,500)  $(92,660)
  Discontinued operations...................                          544,820     94,770    138,450
  Extraordinary item........................                                                 43,680
                                              ----------   -------   --------   --------   --------
  Net income................................  $     2.61   $ 7,400   $686,040   $ 48,270   $ 89,470
                                              ==========   =======   ========   ========   ========
Weighted average shares outstanding(3)......   3,413,351       100        100        100        100
                                              ==========   =======   ========   ========   ========
Income (loss) per common share -- assuming
  dilution:
  Continuing operations.....................  $     2.49   $ 7,400   $141,220   $(46,500)  $(92,660)
  Discontinued operations...................                          544,820     94,770    138,450
  Extraordinary item........................                                                 43,680
                                              ----------   -------   --------   --------   --------
  Net income................................  $     2.49   $ 7,400   $686,040   $ 48,270   $ 89,470
                                              ==========   =======   ========   ========   ========
Weighted average shares outstanding assuming
  dilution(3)...............................   3,581,104       100        100        100        100
                                              ==========   =======   ========   ========   ========
Pro forma income (loss) per common share
  (4):
  Continuing operations.....................  $     1.96   $   .16   $   3.10   $  (1.02)  $  (2.04)
  Discontinued operations...................                            11.98       2.08       3.04
  Extraordinary item........................                                                    .96
                                              ----------   -------   --------   --------   --------
  Net income................................  $     1.96   $   .16   $  15.08   $   1.06   $   1.96
                                              ==========   =======   ========   ========   ========
Balance Sheet data:
  Total assets..............................  $   72,932   $69,572   $ 59,602   $ 64,787   $ 54,211
  Note payable..............................         513    18,100
  Liabilities subject to compromise.........         358       588     26,540    108,238    104,159
  Shareholders' equity (deficit)............      69,664    48,142     31,900    (45,528)   (49,979)

---------------

(1) Represents the equity in earnings of American Savings of Florida, F.S.B. ("American"), accounted for under the equity method of accounting, through July 1, 1995. On July 1, 1995, the Company sold its investment in American to First Union Corporation and recognized a gain of approximately $52.7 million. As a result of the disposition, the Company ceased to have banking operations and, accordingly, has accounted for its investment in American as a discontinued operation.
(2) Extraordinary gain resulting from the disallowance of certain liabilities subject to compromise.
(3) Upon confirmation of its Reorganization Plan on June 1, 1992, the Company issued 100 shares of common stock to the Company's Chief Executive Officer as trustee.
(4) Pro forma amounts per common share assuming that all shares issued (4,549,060) as of December 31, 1997 had been outstanding for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data (Item 6) and the Consolidated Financial Statements including the related footnotes thereto and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Income, and any trends which might appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or the results of operations for any future period. See "Business" for a description of the business of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets, aggregating approximately $72.9 million at December 31, 1997, consist primarily of 1,334,246 shares of First Union Common Stock (with a market value of $68.4 million as of December 31, 1997), cash, cash equivalents and certificates of deposit. The Company's holdings in First Union Common Stock reflect a 2-for-1 stock split which was paid on July 31, 1997. Based on the average daily trading volume of shares of First Union Common Stock, the Company believes that its investment in First Union is readily marketable.

     In July 1997, the Company sold 186,300 shares (before the 2-for-1 split) of First Union Common Stock for net proceeds of $18.1 million which was used to repay the Company's indebtedness owed to First Union National Bank. The First Union indebtedness was incurred by the Company in October 1996 for the purpose of repaying certain of the Company's liabilities subject to compromise.

     During 1997, the Company sold call options for 400,000 shares of its First Union Common Stock for total proceeds of approximately $580,000. Proceeds from the options sold were deferred and subsequently adjusted to reflect a market value of approximately $443,000 at December 31, 1997, resulting in a gain of approximately $137,000. The gain is included in investment income in the Consolidated Statements of Income for the year ended December 31, 1997. The options contain a call price of $55 per share with expiration dates ranging from January 17 to July 18, 1998. The Company intends to continue to evaluate ways in which it may maximize the value of its shares of First Union Common Stock. This may include sales of First Union Common Stock at prices deemed attractive by management, sales of call options on First Union Common Stock, and other derivative transactions involving First Union Common Stock.

     The Company is seeking to acquire an operating business. Until such time as the Company uses its assets for an acquisition, the Company's only liquidity needs are to fund operating expenses and debt service. In the event the Company fails to acquire an operating business within a reasonable period of time, the Company will consider other alternatives, including, but not limited to, liquidation of the Company. The Company has a $5,000,000 revolving credit agreement from First Union National Bank for the purpose of acquiring the Company's Common Stock under a stock repurchase program announced in July 1997. Outstanding borrowings at December 31, 1997 were $513,000 and were collateralized by 12,640 shares of First Union Common Stock owned by the Company. The loan matures on July 30, 1998 and bears interest, at the Company's option, at either a fixed rate equal to the Adjusted Eurodollar Rate, as defined, plus .6%, or at a variable rate equal to Prime. The interest rate on the loan was 6.475% at December 31, 1997.

FINANCIAL CONDITION

     The Company had total assets of $72.9 million at December 31, 1997 compared to $69.6 million at December 31, 1996. The change in total assets was due to an increase in market value of the Company's First Union Common Stock of approximately $23.4 million less $18.1 million which represents the value of the 186,300 shares sold in July 1997. In addition, cash and cash equivalents and certificates of deposit decreased approximately $2 million.

     The Company's total liabilities at December 31, 1997 were $3.3 million compared to $21.4 million at December 31, 1996. The decrease in liabilities is primarily due to the repayment of an $18.1 million indebtedness, repaying certain liabilities subject to compromise and a reduction of accounts payable and accrued liabilities. This decrease was partially offset by $513,000 of indebtedness and $473,000 of deferred liabilities incurred in 1997.

     Approximately $45,000 was reclassified from additional paid-in capital to Common Stock to reflect the distribution of 4,549,060 shares of the Company's $.01 par value Common Stock as of December 31, 1997.

     In July 1997, the Company announced a stock repurchase program under which the Company could repurchase up to $5 million of its Common Stock in the open market at prices per share deemed favorable from time to time by the Company. As of December 31, 1997 the Company had repurchased 84,126 shares of its Common Stock for approximately $1,040,000.

RESULTS OF OPERATIONS

  1997 Compared to 1996

     Investment income was $11.9 million in 1997 compared to $1.9 million in 1996. This increase resulted from the gain on the sale of 186,300 shares of First Union Common Stock of approximately $9.7 million, a reclassification of interest income of approximately $184,000 and a gain on sale of call options on First Union Common Stock of approximately $137,000. Through March 1997 interest income was classified as a reorganization item. After the distribution of its common stock, the Company completed its reorganization and accordingly, interest income subsequent to March 1997 is included in investment income.

     The Company had litigation expense of $43,000 in 1997 and litigation income of $2 million in 1996. In 1996 the Company received approximately $3.1 million in proceeds from the Milken and Grassgreen litigation. This amount was partially offset by payment of claims and adjustments to litigation reserves of approximately $1.1 million.

     General and administrative expenses were $1.4 million in 1997 and $2.3 million in 1996. The decrease in 1997 was primarily due to the payment of a one time bonus for certain directors and employees of $1.2 million in September 1996. The substantial decrease was partially offset by an increase in professional fees incurred in connection with the preparation of the Company's registration statement and complying with other reporting and legal requirements of a publicly traded company.

     Reorganization items consist of interest income less expenses directly related to the reorganization of the Company. The Company completed its reorganization in March 1997 and therefore incurred no reorganization items for the last nine months of 1997. Net reorganization expense was $484,000 for 1997 compared to net reorganization income of $79,000 for 1996. The increase in net expenses for 1997 was a result of expenses incurred in connection with the distribution of the Company's common stock.

     Interest expense was $761,000 in 1997 compared to $871,000 in 1996. Interest expense for 1997 was comprised of $597,000 relating to the $18.1 million loan (repaid in July 1997, see Liquidity and Capital Resources) and $164,000 relating to the reserve for litigation settlements and liabilities subject to compromise. Interest expense for 1996 was related to liabilities subject to compromise and the reserve for litigation settlements.

     Income tax expense of $221,000 was recorded in 1997 due to the alternative minimum tax which limits the utilization of net operating loss carryforwards. The additional income tax expense that would have been recordable for 1997 and 1996 was offset by the Company's utilization of the tax loss carryforwards.

     Consolidated net income was $8.9 million in 1997 compared to $740,000 in 1996. The increase in 1997 from 1996 is primarily due to the $9.7 million gain on the sale of 186,300 shares of First Union Common Stock.

  1996 Compared to 1995

     Investment income was $1.9 million in 1996 compared to $1 million in 1995. The increase in investment income in 1996 was due primarily to the dividends received by the Company from its investment in First Union. The Company received shares of First Union Common Stock in connection with the merger of

American with a wholly owned subsidiary of First Union in July of 1995. Therefore, the Company received more dividend payments in 1996 than in 1995.

     Litigation income was $2 million in 1996 compared to $15.3 million in 1995. During 1995 the Company received the bulk of its litigation proceeds from the legal action it brought against Michael Milken and others. The amount received in 1995 from the Milken litigation was approximately $14 million compared to approximately $2 million received in 1996.

     General and administrative expenses were $2.3 million in 1996 compared to $606,000 in 1995. The increase in general and administrative expenses was primarily due to the one time bonus payments made to certain directors and employees of $1.2 million in 1996. The increase in general and administrative expenses in 1996 compared to 1995 was also due to the expenses incurred in 1996 of locating shareholders, preparing to register the Company's common stock and preparing to issue such shares.

     Interest expense was $871,000 in 1996 compared to $2.3 million in 1995. Interest expense decreased in 1996 primarily because of the repayments of allowed claims made to the Company's creditors in July of 1995 from the proceeds of the sale of American.

     Consolidated income from continuing operations was $740,000 in 1996 compared to $14.1 million in 1995. Consolidated income from continuing operations decreased in 1996 compared to 1995 primarily because of the receipt of $14 million in the Milken litigation proceeds that contributed to the Company's income in 1995.

     The Company's results of operations do not reflect any income tax expense in 1996 and 1995 because of the Company's utilization of tax loss carryforwards.

     The Company recorded equity in earnings of $1.8 million from its approximately 49% owned subsidiary American in 1995. The disposal of American in July of 1995 resulted in a gain to the Company of approximately $52.7 million after deducting expenses of approximately $2.1 million. In connection with the sale of American to First Union, the Company paid a $1.2 million commission to its Chairman pursuant to a brokerage agreement between the Company and its Chairman. The commission was a component of the approximately $2.1 million in expenses recorded by the Company relative to the sale.

     Consolidated net income was $740,000 in 1996 compared to $68.6 million in 1995. Consolidated net income decreased in 1996 compared to 1995 primarily because of the gain on the sale of American and the receipt of the Milken litigation proceeds in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Enstar Group, Inc.

     We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Atlanta, Georgia
January 30, 1998
(March 23, 1998 as to Note 14)

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                       ASSETS
Cash and cash equivalents...................................  $     700    $   4,749
Certificates of deposit.....................................      3,322        1,238
Other.......................................................        484          401
Investment in First Union...................................     68,380       63,153
Property and equipment, net.................................         46           31
                                                              ---------    ---------
          Total assets......................................  $  72,932    $  69,572
                                                              =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable................................................  $     513    $  18,100
Reserve for litigation settlements..........................      1,877        1,861
Accounts payable and accrued liabilities....................         47          881
Deferred liabilities........................................        473           --
Other.......................................................        358          588
                                                              ---------    ---------
          Total liabilities.................................      3,268       21,430
                                                              ---------    ---------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 4,549,060 and 100 shares issued at December
     31, 1997 and 1996, respectively).......................         45           --
  Additional paid-in capital................................    167,878      167,935
  Accumulated other comprehensive income -- unrealized gain
     on investment in First Union...........................     37,606       23,949
  Accumulated deficit.......................................   (134,825)    (143,742)
  Treasury stock, at cost (84,126 shares at December 31,
     1997)..................................................     (1,040)          --
                                                              ---------    ---------
          Total shareholders' equity........................     69,664       48,142
                                                              ---------    ---------
          Total liabilities and shareholders' equity........  $  72,932    $  69,572
                                                              =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                 1997       1996       1995
                                                              ----------   -------   --------
Investment income...........................................  $   11,875   $ 1,871   $  1,010
Litigation income (expense), net............................         (43)    1,999     15,341
General and administrative expenses.........................      (1,449)   (2,338)      (606)
Reorganization items, net...................................        (484)       79        665
Interest expense............................................        (761)     (871)    (2,288)
                                                              ----------   -------   --------
Income from continuing operations before income taxes.......       9,138       740     14,122
Income taxes................................................        (221)       --         --
                                                              ----------   -------   --------
Income from continuing operations...........................       8,917       740     14,122
                                                              ----------   -------   --------
Discontinued operations:
  Equity in earnings of American Savings....................          --        --      1,765
  Gain on disposal of American Savings, net of expenses of
     $2,070.................................................          --        --     52,717
                                                              ----------   -------   --------
  Income from discontinued operations.......................           0         0     54,482
                                                              ----------   -------   --------
Net income..................................................  $    8,917   $   740   $ 68,604
                                                              ==========   =======   ========
Weighted average shares outstanding.........................   3,413,351       100        100
                                                              ==========   =======   ========
Weighted average shares outstanding -- assuming dilution....   3,581,104       100        100
                                                              ==========   =======   ========
Income per common share:
  Continuing operations.....................................  $     2.61   $ 7,400   $141,220
  Discontinued operations...................................          --        --    544,820
                                                              ----------   -------   --------
  Net income................................................  $     2.61   $ 7,400   $686,040
                                                              ==========   =======   ========
Income per common share -- assuming dilution:
  Continuing operations.....................................  $     2.49   $ 7,400   $141,220
  Discontinued operations...................................          --        --    544,820
                                                              ----------   -------   --------
  Net income................................................  $     2.49   $ 7,400   $686,040
                                                              ==========   =======   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Net income..................................................  $ 8,917    $   740    $68,604
Other comprehensive income:
  Unrealized gains on investment in First Union:
     Unrealized holding gains arising during period.........   23,368     15,502      8,447
     Less: reclassification adjustment for gains included in
       net income...........................................   (9,711)        --         --
                                                              -------    -------    -------
Other comprehensive income..................................   13,657     15,502      8,447
                                                              -------    -------    -------
Comprehensive income........................................  $22,574    $16,242    $77,051
                                                              =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                   ACCUMULATED
                                                                      OTHER
                                                                  COMPREHENSIVE
                                                     ADDITIONAL     INCOME --
                                            COMMON    PAID-IN      UNREALIZED     ACCUMULATED   TREASURY
                                            STOCK     CAPITAL         GAIN          DEFICIT      STOCK
                                            ------   ----------   -------------   -----------   --------
Balance at December 31, 1994..............   $ --     $167,935       $    --       $(213,086)   $    --
  Net income..............................                                            68,604
  Unrealized gain on investment in First
     Union................................                             8,447
                                             ----     --------       -------       ---------    -------
Balance at December 31, 1995..............     --      167,935         8,447        (144,482)        --
  Net income..............................                                               740
  Unrealized gain on investment in First
     Union................................                            15,502
                                             ----     --------       -------       ---------    -------
Balance at December 31, 1996..............     --      167,935        23,949        (143,742)        --
  Net income..............................                                             8,917
  Unrealized gain on investment in First
     Union................................                            13,657
  Common stock issued.....................     45          (45)
  Cost of fractional shares...............                 (12)
  Purchase of treasury stock..............                                                       (1,040)
                                             ----     --------       -------       ---------    -------
Balance at December 31, 1997..............   $ 45     $167,878       $37,606       $(134,825)   $(1,040)
                                             ====     ========       =======       =========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $  8,917   $    740   $ 68,604
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation............................................        11          9         16
    Equity in earnings of American Savings..................        --         --     (1,765)
    Gain on sale of American Savings........................        --         --    (54,788)
    Gain on sale of First Union common stock................    (9,711)        --         --
    Gain on sale of call options............................      (137)        --         --
    Litigation income.......................................        --     (1,004)        --
  Changes in assets and liabilities:
    Restricted cash.........................................       (12)     3,857     (3,630)
    Accounts payable and accrued expenses...................      (818)     2,119      2,044
    Liabilities subject to compromise.......................      (230)   (26,421)   (83,967)
    Other, net..............................................       (40)       841     (1,276)
                                                              --------   --------   --------
         Net cash used in operating activities..............    (2,020)   (19,859)   (74,762)
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............    18,141         --         --
  Proceeds from sale of American Savings....................        --         --     82,455
  Proceeds from sale of call options........................       580         --         --
  Reinvestment of First Union dividends.....................        --       (868)      (428)
  Purchase of certificates of deposit.......................    (8,978)    (9,228)    (6,800)
  Maturities of certificates of deposit.....................     6,894     14,790         --
  Other, net................................................       (27)        --         11
                                                              --------   --------   --------
         Net cash provided by investing activities..........    16,610      4,694     75,238
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from note payable................................       513     18,100         --
  Repayment of note payable.................................   (18,100)        --         --
  Purchase of treasury stock................................    (1,040)        --         --
  Cost of fractional shares.................................       (12)        --         --
                                                              --------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................   (18,639)    18,100         --
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............    (4,049)     2,935        476
Cash and cash equivalents at the beginning of the year......     4,749      1,814      1,338
                                                              --------   --------   --------
Cash and cash equivalents at the end of the year............  $    700   $  4,749   $  1,814
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $    751   $ 14,474   $  2,140
                                                              ========   ========   ========
  Income taxes paid (refunded)..............................  $    185   $   (500)  $    544
                                                              ========   ========   ========
Supplemental disclosures of noncash investing and financing
  activities:
  During 1995 the Company sold its ownership interest in
    American Savings to First
  Union Corporation for approximately $82,455,000 in cash
    and 815,549 shares of First Union common stock valued at
    approximately $36,904,000.
  During 1996 the Company received 16,191 shares of First
    Union common stock valued at approximately $1,004,000 in
    connection with a litigation settlement.
Supplemental disclosure of cash receipts (payments)
  resulting from the reorganization:
  Liabilities subject to compromise.........................  $   (244)  $(27,009)  $(83,967)
                                                              ========   ========   ========
  Interest income...........................................  $    102   $    990   $    240
                                                              ========   ========   ========
  Professional fees.........................................  $   (323)  $   (245)  $     --
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND HISTORY

     (a) Nature of Business -- The Enstar Group, Inc. (the "Company") is a publicly traded company engaged in the active search for one or more operating businesses which meet its acquisition criteria. However, if the Company were to continue to hold its shares of First Union Corporation common stock as its primary asset for a period of time longer than the twelve months ending March 27, 1998, the Company may be required to register as an investment company as defined by the Investment Company Act of 1940 (the "1940 Act"). In order to provide management of the Company with the optimal amount of time to evaluate potential acquisitions, the Company filed for an extension of the one-year exemption from registration requirements of the 1940 Act. The Company is seeking an extension of up to two years, but there can be no assurance that it will be granted. If such application is denied and/or the Company is otherwise deemed to be an investment company, the Company would be required to register under the 1940 Act and would thereafter be subject to regulation thereunder. If this occured, it would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

     (b) History -- The Company filed for protection under Chapter 11 of the United States Bankruptcy Code on May 31, 1991 in the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court"). The Company was successful in negotiating a settlement among its creditors which was incorporated into the Company's Second Amended Plan of Reorganization (the "Reorganization Plan"). The Reorganization Plan was confirmed in February 1992, and became effective on June 1, 1992.

     During 1993, the Company determined that it might be able to pay all of its creditors in full. Because the Reorganization Plan had not anticipated or specifically provided for the distribution of the estate proceeds after creditors were paid in full, the Company filed a motion to modify its Reorganization Plan to clarify the distributions and make clear that once all creditors were paid in full with interest, any remaining property would be held or distributed for the benefit of the Company's former shareholders. The Bankruptcy Court authorized the modification of the Company's Reorganization Plan in August 1993.

     On July 1, 1995, the Company sold its ownership interest in American Savings of Florida, F.S.B. ("American Savings") to First Union Corporation ("First Union") for approximately $82,455,000 in cash and 815,549 shares of First Union common stock valued at $36,904,000, representing less than 0.5% ownership interest in First Union at that date. As a result of this transaction, the Company realized a gain of approximately $52,717,000, net of expenses of $2,070,000. The cash proceeds from this transaction were used to pay the claims of certain creditors of the Company in accordance with the Reorganization Plan. As a result of the Company's investment in First Union, the Company receives quarterly dividends and has reinvested a portion of those dividends in additional First Union shares.

     Prior to 1997, the Company also received approximately $22,000,000 in recoveries, net of expenses, as a result of litigation against certain former officers and advisors.

     In July 1997, the Company's bankruptcy case was closed by final decree of the Bankruptcy Court.

     As of December 31, 1997, the Company had issued 4,549,060 shares of its common stock to its qualified former shareholders in accordance with the terms of its Reorganization Plan. Shareholders received one share for every ten shares of stock formerly held and cash in lieu of any fractional shares.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The financial statements include the accounts of the Company and its wholly owned subsidiary, Enstar Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                             THE ENSTAR GROUP, INC.

     (b) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Cash Equivalents -- Cash equivalents consist of short term, highly liquid investments with original purchased maturities of three months or less.

     (d) Investments -- The Company has classified its investment in First Union as available-for-sale, in accordance with Statement of Financial Accounting Standard ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, unrealized gains and losses associated with this investment are excluded from net income and reported as a separate component of comprehensive income and shareholders' equity. The Company accounts for its investments under the first-in, first-out method.

     Prior to the July 1, 1995 sale of the Company's ownership interest in American Savings to First Union, the Company accounted for its investment in American Savings using the equity method, as its ownership interest was approximately 49%.

     (e) Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets.

     (f) Financial Instruments -- The Company has from time-to-time sold call options on its First Union common stock for trading purposes. Proceeds from the sale of call options are deferred and adjusted to fair market value by a charge or credit to investment income as such market value changes occur. As options are exercised, the Company will recognize investment income in the amount of the deferred balance.

     (g) Liabilities Subject to Compromise -- Liabilities subject to compromise represent amounts paid in accordance with the Reorganization Plan.

     (h) Reorganization Items -- Prior to the initial distribution of the Company's common stock in March 1997, reorganization items consisted of interest income on cash and cash equivalents and certificates of deposit, professional fees, and other expenses that related directly to the Company's bankruptcy.

     (i) Income Taxes -- The Company computes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     (j) Earnings per Share -- Effective January 1, 1997 the Company adopted SFAS 128, "Earnings per Share" ("EPS"). This statement establishes standards for computing and presenting EPS and applies to entities with publicly held stock. The adoption of this statement has no impact on the EPS calculation for years prior to 1997.

     (k) Comprehensive Income -- The Company has elected the early adoption of SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income. The statement defines comprehensive income as all changes in equity from non-owner sources.

     (l) Reclassifications -- Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 3:  INVESTMENT IN FIRST UNION

     In July 1997, the Company sold 186,300 shares of common stock of First Union for net proceeds of $18.1 million which were used to repay indebtedness owed to First Union National Bank. The First Union National

                             THE ENSTAR GROUP, INC.

Bank indebtedness was incurred by the Company in October 1996 in order to make final distributions to creditors under the Company's Reorganization Plan. Following the sale, the Company held 667,123 shares of common stock of First Union. On June 17, 1997, First Union declared a 2-for-1 stock split payable July 31, 1997 changing the Company's holdings to 1,334,246 shares. See Note 14.

NOTE 4:  NOTE PAYABLE

     The Company has a $5,000,000 revolving credit agreement from First Union National Bank for the purpose of acquiring the Company's common stock under a stock repurchase program announced in July 1997. Outstanding borrowings at December 31, 1997 are $513,000 and are collateralized by 12,640 shares of First Union common stock owned by the Company. The loan matures on July 30, 1998 and bears interest, at the Company's option, at either a fixed rate equal to the Adjusted Eurodollar Rate, as defined, plus .6%, or at a variable rate equal to Prime. The interest rate on the loan was 6.475% at December 31, 1997. At December 31, 1997 the carrying value of the note payable approximates fair value based on interest rates that are believed to be available to the Company for debt with provisions similar to those in the existing note payable agreements.

NOTE 5:  LITIGATION CONTINGENCIES

     In February 1993, the Company obtained a $15 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate (the "Estate") and others, the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The United States Internal Revenue Service (the "IRS") has appealed a determination by the bankruptcy court that the IRS cannot seek payment of the taxes from the Estate.

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgement on March 17, 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statutes of limitations. The motion is still pending before the court. In the event the plaintiffs' claims are not dismissed pursuant to the Company's motion, the Company intends to contest the plaintiffs' claims vigorously. The Company cannot, however, reasonably predict the outcome of this lawsuit.

NOTE 6:  LEASES

     The Company leases its corporate office, warehouse space, and office equipment on a month-to-month basis. Rent expense was approximately $34,000, $34,000, and $33,000 in 1997, 1996, and 1995, respectively.

                             THE ENSTAR GROUP, INC.

NOTE 7:  INCOME TAXES

     The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

                                                          1997      1996       1995
                                                         -------    -----    --------
                                                                (IN THOUSANDS)
Federal income taxes at statutory rate.................  $ 3,198    $ 259    $ 24,012
State income taxes, net of federal benefit.............      297       24       2,230
Dividends received deduction...........................     (494)    (499)       (235)
Capitalized reorganization costs.......................      251       --          --
Other..................................................      143       16         118
Change in valuation allowance..........................   (3,174)     200     (26,125)
                                                         -------    -----    --------
                                                         $   221    $  --    $     --
                                                         =======    =====    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company's deferred taxes at December 31, 1997 and 1996:

                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred income tax assets:
  Operating loss carryforwards..............................  $ 33,288    $ 36,642
  Tax credit carryforwards..................................     4,106       4,591
  Reserve for litigation settlements........................       719         712
  Other.....................................................       133         129
  Alternative minimum tax...................................       221          --
                                                              --------    --------
  Deferred tax assets.......................................    38,467      42,074
  Valuation allowance.......................................   (24,030)    (32,914)
                                                              --------    --------
                                                                14,437       9,160
Deferred income tax liabilities:
  Unrealized appreciation in investment in First Union......   (14,385)     (9,160)
  Other.....................................................       (52)         --
                                                              --------    --------
          Net deferred taxes................................  $     --    $     --
                                                              ========    ========

     The Company has established a valuation allowance equal to deferred tax assets in excess of deferred tax liabilities as realization of such deferred tax assets is dependent on future taxable income of sufficient amounts to utilize the net operating loss carryforwards ("NOLs"), tax credit carryforwards and other deferred tax assets. In addition, because there are possible applications of certain provisions of the Tax Code that may limit the Company's use of the NOLs in future tax returns, there can be no assurance that the Company will be able to utilize its NOLs fully.

     At December 31, 1997, the Company had NOLs of approximately $87,000,000, which, if not utilized, expire in various years from 2000 through 2011. The Company also had tax credit carryforwards of approximately $4,100,000 at December 31, 1997. If not utilized, these credit carryforwards expire in various years from 1998 through 2001.

NOTE 8:  SHAREHOLDER'S EQUITY AND PRO FORMA EARNINGS PER SHARE

     (a) Distribution of Common Stock -- As of December 31, 1997, the Company had issued 4,549,060 shares of its common stock to its qualified former shareholders in accordance with the terms of its Reorganization Plan. Shareholders received one share for every ten shares of stock formerly held and cash in

                             THE ENSTAR GROUP, INC.

lieu of any fractional shares. To qualify for this distribution, former shareholders had to submit a signed certification of ownership form on or before December 31, 1997. As of that date approximately 200,000 shares were unclaimed and therefore will not be issued. The pro forma impact on earnings per share of this distribution, assuming that the distributed shares had been outstanding for all of 1996 and 1995, is as follows:

                                                               1996     1995
                                                              ------   ------
Pro forma income per common share from:
  Continuing operations.....................................  $  .16   $ 3.10
  Discontinued operations...................................            11.98
                                                              ------   ------
  Net income................................................  $  .16   $15.08
                                                              ======   ======

     (b) Treasury Stock -- In July 1997, the Company announced a stock repurchase program under which the Company could repurchase up to $5 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. In conjunction with the stock repurchase program the Company executed a new $5 million revolving credit note with First Union National Bank. As of December 31, 1997, the Company had repurchased 84,126 shares of its common stock for approximately $1,040,000. See Note 14.

     (c) Share Purchase Rights Plan -- On January 20, 1997, the Board of Directors of the Company adopted a Share Purchase Rights Plan (the "Rights Plan"). The Rights Plan entitles shareholders to a right to purchase one share of common stock for each outstanding share of common stock of the Company (a "Right").

     Until the occurrence of a "Distribution Triggering Event" as described below, all future issuances of common stock by the Company will also carry the Rights. The Rights will have no dividend or voting rights and will expire on the tenth anniversary of their issuance unless exercised or redeemed prior to that time.

     Rights may not be exercised and are not detached from the common stock until ten days after the occurrence of a Distribution Triggering Event. The exercise price of the Rights is fixed at $40. The Rights generally are redeemable by the Board of Directors of the Company at a nominal price of $.01 per Right at any time prior to the time that they are detached from the common stock and separate certificates evidencing the Rights are delivered.

     Distribution Triggering Events. Shortly after a person or group acquires beneficial ownership of a fifteen percent (15%) interest or announces its intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership of fifteen percent (15%) of the Company's common stock (a "Distribution Triggering Event"), the Rights will separate from the common stock. Upon distribution of the Rights, they become exercisable and are transferable separately from the Company's common stock. Each Right (other than Rights beneficially owned by the acquiror) is then immediately converted into the right to buy that number of shares of common stock of the Company (or in certain circumstances, shares of stock of the acquiring company) that has a market value of two times the exercise price of the Right.

NOTE 9:  DISCONTINUED OPERATIONS

     Subsequent to the July 1, 1995 sale of the Company's investment in American Savings to First Union, the Company ceased to have banking operations and, accordingly, accounted for its investment in American Savings as a discontinued operation in the accompanying financial statements.

NOTE 10:  RELATED PARTY TRANSACTIONS

     In conjunction with the July 1, 1995 sale of the Company's ownership interest in American Savings to First Union, the Company paid a $1,200,000 commission to its Chairman pursuant to a brokerage agreement between the Company and its Chairman. This commission is a component of the $2,070,000 in expenses recorded by the Company relative to the sale.

                             THE ENSTAR GROUP, INC.

NOTE 11:  FINANCIAL INSTRUMENTS

     During 1997, the Company sold call options for 400,000 shares of its First Union common stock for total proceeds of approximately $580,000. Proceeds from the options sold were deferred and subsequently adjusted to reflect a market value of approximately $443,000 at December 31, 1997, resulting in a gain of approximately $137,000. This gain is included in investment income in the Consolidated Statements of Income for the year ended December 31, 1997. The options contain a call price of $55 per share with expiration dates ranging from January 17 to July 18, 1998. See Note 14.

NOTE 12:  STOCK COMPENSATION

     (a) Deferred Compensation and Stock Plan for Non-Employee Directors -- In September 1997, the Company adopted a Deferred Compensation and Stock Plan for Non-Employee Directors. The purposes of this plan are to enable the Company to attract and retain qualified persons to serve as non-employee directors, to solidify the common interests of its non-employee directors and shareholders by enhancing the equity interest of non-employee directors in the Company, and to encourage the highest level of non-employee director performance by providing such non-employee directors with a proprietary interest in the Company's performance and progress by permitting non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units.

     All current non-employee directors elected to receive 100% of their compensation in stock units in lieu of cash payments for the retainer and meeting fees. As of December 31, 1997, a total of $30,000 in stock compensation has been deferred under this plan.

     (b) Long-Term Incentive Program -- In January 1997, the Company adopted a long-term incentive program made up of three stock option/incentive plans which, as amended, authorize the issuance of up to 362,500 shares of common stock. Under the program, the Company has established the 1997 Amended CEO Stock Option Plan (the "CEO Plan"), the 1997 Amended Outside Directors' Stock Option Plan (the "Directors' Plan"), and the 1997 Amended Omnibus Incentive Plan (the "Omnibus Plan").

     Under the CEO Plan, the CEO was granted options for 150,000 shares of common stock with an exercise price of $10.50. The options granted under the CEO Plan vest in four equal installments of 37,500 options through January 1, 2000. Under the Directors' Plan, each Outside Director was granted options for 25,000 shares of common stock. The options have an exercise price of $10.8125 and vest in five equal installments of 5,000 options through January 1, 2001. The Omnibus Plan was established for the benefit of key employees and directors which provides generally for stock appreciation awards, incentive stock options and nonqualified stock options. As of December 31, 1997, no awards have been created and no options have been granted under the Omnibus Plan.

     As of December 31, 1997, 150,000 stock options have been granted under the CEO Plan and 100,000 stock options have been granted under the Directors' Plan. Additionally, 75,000 and 40,000 of such options have vested under the CEO Plan and Directors' Plan, respectively, none of which have been exercised.

     The fair value of options granted in 1997 were $2.16 and $2.62 for the CEO Plan and Directors' Plan, respectively, using the Black-Scholes option pricing model, as modified, with the following assumptions:

                                                                 CEO     DIRECTORS'
                                                                PLAN        PLAN
                                                                -----    ----------
Dividend yield..............................................     0.00%      0.00%
Expected volatility.........................................    17.24%     16.00%
Risk free interest rate.....................................     6.49%      6.48%
Expected life, in years.....................................     2.75       3.60

                             THE ENSTAR GROUP, INC.

     Had compensation cost for grants under the Company's stock option plans in 1997 been determined based on the fair value at the date of grant consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share would have been as follows:

Pro forma net income........................................  $8,331,000
Pro forma net income per common share.......................  $     2.44
Pro forma net income per common share -- assuming
  dilution..................................................  $     2.33

NOTE 13:  INCOME PER SHARE

     In 1997, the Company implemented SFAS 128, "Earnings per Share." The table below illustrates the reconciliation between Income per common share and Income per common share -- assuming dilution for the year ended December 31, 1997. No reconciliation is illustrated for the years ended December 31, 1996 and 1995 since the application of this statement has no impact on the income per share calculations for those years.

                                                               INCOME         SHARES       PER-SHARE
                                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                             -----------   -------------   ---------
INCOME PER COMMON SHARE
  Net income...............................................  $8,917,000      3,413,351       $2.61
EFFECT OF DILUTIVE SECURITIES
  Stock options............................................                    167,753
INCOME PER COMMON SHARE -- ASSUMING DILUTION
  Net income plus assumed conversions......................  $8,917,000      3,581,104       $2.49

NOTE 14:  SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, the Company repurchased 303,700 shares of its common stock for approximately $3,954,000. The purchase of such shares was financed through borrowings of approximately $1,211,000 under the revolving credit agreement with First Union National Bank and the proceeds from the sale of 101,939 shares of the Company's First Union common stock. The sale of the First Union common stock resulted in proceeds of $5,125,000 and a realized gain of $2,818,000. In addition to the repurchase of shares of the Company's common stock, the proceeds from the sale were used to repay the $1,211,000 loan as well as the $513,000 note payable balance at December 31, 1997. See Notes 3, 4 and 8.

     Also, subsequent to December 31, 1997, the Company sold additional call options for 205,000 shares of its First Union common stock for total proceeds of approximately $363,000. The options contain call prices of $50 and $55 a share and have expiration dates ranging from February 21, 1998 to July 18, 1998. Call options for 55,000 shares of the Company's First Union common stock, which had been issued prior to December 31, 1997, expired unexercised resulting in a realized gain of approximately $7,000. Of the call options issued subsequent to December 31, 1997, 55,000 were exercised in conjunction with the sale of First Union common stock noted above. In March 1998, the Company repurchased call options for 290,000 shares of its First Union common stock for approximately $902,000. These options had a call price of $55 and were due to expire on April 18, 1998. See Note 11.

     On March 19, 1998, the Company filed a document with the Securities and Exchange Commission entitled "Application for an Order Pursuant to Sections 6(c) and 6(e) of the Investment Company Act of 1940." This document requests a two year exemption from registration requirements of the Investment Company Act of 1940. See Note 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, is included under the sections entitled, "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 and such sections are deemed incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the sections entitled, "Executive Compensation", "Report of Compensation Committee", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in 1997 and Year-end Option Values" and "Performance Graph" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 and such sections are deemed incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the section entitled, "Common Stock Ownership by Management" and "Principal Shareholders" appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 and such section is deemed incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                      DESCRIPTION OF EXHIBITS
---------                    -----------------------
      2.1  Second Amended Plan of Reorganization of the Company,
           effective as of June 1, 1992 (incorporated by reference to
           Exhibit 2.1 to the Amendment No. 2 to Registration Statement
           on Form 10, dated March 27, 1997).
      2.2  Amended Modification to Second Amended Plan of
           Reorganization of the Company, confirmed on August 24, 1993
           (incorporated by reference to Exhibit 2.2 to the Amendment
           No. 2 to Registration Statement on Form 10, dated March 27,
           1997).
      2.3  Agreement and Plan of Merger, dated as of December 31, 1996
           (incorporated by reference to Exhibit 2.3 to the Amendment
           No. 2 to Registration Statement on Form 10, dated March 27,
           1997).
      3.1  Articles of Incorporation of the Company, dated December 23,
           1996 (incorporated by reference to Exhibit 3.1 to the
           Amendment No. 2 to Registration Statement on Form 10, dated
           March 27, 1997).

REFERENCE
 NUMBER                      DESCRIPTION OF EXHIBITS
---------                    -----------------------
      3.2  Bylaws of the Company, as amended.
      4.1  Rights Agreement between the Company and American Stock
           Transfer & Trust Company, as Rights Agent, dated as of
           January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form 10,
           dated March 27, 1997).
     10.1  Promissory Note dated as of October 24, 1996, made by the
           Company in favor of First Union National Bank of Georgia
           (incorporated by reference to Exhibit 10.1 to the Amendment
           No. 2 to Registration Statement on Form 10, dated March 27,
           1997).
     10.2  Stock Pledge Agreement dated as of October 24, 1996, between the Company and First Union National Bank of Georgia
           (incorporated by reference to Exhibit 10.2 to the Amendment
           No. 2 to Registration Statement on Form 10, dated March 27,
           1997).
     10.3  1997 Amended CEO Stock Option Plan (incorporated by
           reference to Appendix A to the Proxy Statement for the
           Annual Meeting of Shareholders, dated May 23, 1997).
     10.4  1997 Amended Outside Directors' Stock Option Plan
           (incorporated by reference to Appendix B to the Proxy
           Statement for the Annual Meeting of Shareholders, dated May
           23, 1997).
     10.5  1997 Amended Omnibus Incentive Plan (incorporated by reference to Appendix C to the Proxy Statement for the
           Annual Meeting of Shareholders, dated May 23, 1997).
     10.6  Revolving Credit Note dated July 31, 1997 made by the
           Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
           10-Q, dated August 14, 1997).
     10.7  Stock Pledge Agreement between the Company and First Union
           National Bank, dated July 31, 1997 (incorporated by
           reference to Exhibit 10.2 to the Quarterly Report on Form
           10-Q, dated August 14, 1997).
     10.8  Deferred Compensation and Stock Plan for Non-Employee
           Directors (incorporated by reference to Exhibit 99.1 to the
           Quarterly Report on Form 10-Q, dated October 30, 1997).
     27.1  Financial Data Schedule.
     99.1  The Enstar Group, Inc. Private Securities Litigation Reform
           Act of 1995 Safe Harbor Compliance Statement For
           Forward-Looking Statements.
     99.2  Notice of Pending Distribution of New Common Stock in The
           Enstar Group, Inc. (incorporated by reference to Exhibit
           99.1 to the Amendment No. 2 to Registration Statement on
           Form 10, dated March 27, 1997).
     99.3  Modified Order on Proposed Distribution to Equity Security
           Holders by the United States Bankruptcy Court for the Middle
           District of Alabama (incorporated by reference to Exhibit
           99.2 to the Amendment No. 2 to Registration Statement on
           Form 10, dated March 27, 1997).
     99.4  Application for an Order Pursuant to Sections 6(c) and 6(e)
           of the Investment Company Act of 1940 (incorporated by
           reference to Application for an Order Pursuant to Sections
           6(c) and 6(e) of the Investment Company Act of 1940, dated
           March 19, 1998).

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ENSTAR GROUP, INC.

                                          By:     /s/ NIMROD T. FRAZER
                                            ------------------------------------
                                                      Nimrod T. Frazer
                                            Chairman of the Board of Directors,
                                                          President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ NIMROD T. FRAZER                   Chairman of the Board of         March 25, 1998
-----------------------------------------------------    Directors, President and
                  Nimrod T. Frazer                       Chief Executive Officer

                 /s/ CHERYL D. DAVIS                   Chief Financial Officer, Vice    March 25, 1998
-----------------------------------------------------    President and Secretary
                   Cheryl D. Davis                       (Principal Accounting
                                                         Officer)

                /s/ T. WHIT ARMSTRONG                  Director                         March 25, 1998
-----------------------------------------------------
                  T. Whit Armstrong

                 /s/ T. WAYNE DAVIS                    Director                         March 25, 1998
-----------------------------------------------------
                   T. Wayne Davis

             /s/ J. CHRISTOPHER FLOWERS                Director                         March 25, 1998
-----------------------------------------------------
               J. Christopher Flowers

                /s/ JEFFREY S. HALIS                   Director                         March 25, 1998
-----------------------------------------------------
                  Jeffrey S. Halis