Form 10-K/A
period 1997-12-31
ENSTAR GROUP INC
filed 1998-04-21
CIK 55820

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 21, 1998
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                 FORM 10-K/A-1

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

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, The Enstar Group, Inc. (the "Company") hereby amends the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1998 (the "Annual Report"). This Amendment No. 1 to the Annual Report ("Amendment No. 1") restates Items 6 and 8 of the Annual Report to correct net income per share -- assuming dilution from $2.49 to $2.61, to correct the weighted average shares outstanding -- assuming dilution from 3,581,104 to 3,421,738 and to update the independent auditors' report thereon. In addition, Amendment No. 1 amends and revises Item 13 of the Annual Report to include a cross reference to the "Certain Transactions" section of the Company's Proxy Statement.

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I

 1.    Business....................................................     2
 2.    Properties..................................................     6
 3.    Legal Proceedings...........................................     7
 4.    Submission of Matters to a Vote of Security Holders.........     7
       Supplementary Item. Certain Risk Factors....................     7

                                 PART II

 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................     8
 6.    Selected Financial Data.....................................     9
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    10
 8.    Financial Statements and Supplementary Data.................    12
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................    27

                                PART III

10.    Directors and Executive Officers of the Registrant..........    27
11.    Executive Compensation......................................    27
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................    27
13.    Certain Relationships and Related Transactions..............    27

                                 PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................    27

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

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                             1997          1996       1995       1994       1993
                                          ----------      -------   --------   --------   --------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from continuing
  operations............................  $    8,917      $   740   $ 14,122   $ (4,650)  $ (9,266)
Income from discontinued
  operations(1).........................                              54,482      9,477     13,845
                                          ----------      -------   --------   --------   --------
Income before extraordinary item........       8,917          740     68,604      4,827      4,579
Extraordinary item(2)...................                                                     4,368
                                          ----------      -------   --------   --------   --------
Net income..............................  $    8,917      $   740   $ 68,604   $  4,827   $  8,947
                                          ==========      =======   ========   ========   ========
Income (loss) per common share:
  Continuing operations.................  $     2.61      $ 7,400   $141,220   $(46,500)  $(92,660)
  Discontinued operations...............                             544,820     94,770    138,450
  Extraordinary item....................                                                    43,680
                                          ----------      -------   --------   --------   --------
  Net income............................  $     2.61      $ 7,400   $686,040   $ 48,270   $ 89,470
                                          ==========      =======   ========   ========   ========
Weighted average shares
  outstanding(3)........................   3,413,351          100        100        100        100
                                          ==========      =======   ========   ========   ========
Income (loss) per common
  share -- assuming dilution:
  Continuing operations.................  $     2.61(5)   $ 7,400   $141,220   $(46,500)  $(92,660)
  Discontinued operations...............                             544,820     94,770    138,450
  Extraordinary item....................                                                    43,680
                                          ----------      -------   --------   --------   --------
  Net income............................  $     2.61(5)   $ 7,400   $686,040   $ 48,270   $ 89,470
                                          ==========      =======   ========   ========   ========
Weighted average shares outstanding
  assuming dilution(3)..................   3,421,738(5)       100        100        100        100
                                          ==========      =======   ========   ========   ========
Pro forma income (loss) per common
  share(4):
  Continuing operations.................  $     1.96      $   .16   $   3.10   $  (1.02)  $  (2.04)
  Discontinued operations...............                               11.98       2.08       3.04
  Extraordinary item....................                                                       .96
                                          ----------      -------   --------   --------   --------
  Net income............................  $     1.96      $   .16   $  15.08   $   1.06   $   1.96
                                          ==========      =======   ========   ========   ========
Balance Sheet data:
  Total assets..........................  $   72,932      $69,572   $ 59,602   $ 64,787   $ 54,211
  Note payable..........................         513       18,100
  Liabilities subject to compromise.....         358          588     26,540    108,238    104,159
  Shareholders' equity (deficit)........      69,664       48,142     31,900    (45,528)   (49,979)

---------------

(1) Represents the equity in earnings of American Savings of Florida, F.S.B. ("American"), accounted for under the equity method of accounting, through July 1, 1995. On July 1, 1995, the Company sold its investment in American to First Union Corporation and recognized a gain of approximately $52.7 million. As a result of the disposition, the Company ceased to have banking operations and, accordingly, has accounted for its investment in American as a discontinued operation.
(2) Extraordinary gain resulting from the disallowance of certain liabilities subject to compromise.
(3) Upon confirmation of its Reorganization Plan on June 1, 1992, the Company issued 100 shares of common stock to the Company's Chief Executive Officer as trustee.
(4) Pro forma amounts per common share assuming that all shares issued (4,549,060) as of December 31, 1997 had been outstanding for all years presented.
(5) As restated -- See Note 13 in the Company's Consolidated Financial
    Statements.

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

     As discussed in Note 13, the accompanying financial statements have been restated.

Deloitte & Touche LLP

Atlanta, Georgia
January 30, 1998
(March 23, 1998 as to Note 14 and
April 15, 1998 as to Note 13)

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

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1997        1996       1995
                                                              ----------    -------   --------
Investment income...........................................  $   11,875    $ 1,871   $  1,010
Litigation income (expense), net............................         (43)     1,999     15,341
General and administrative expenses.........................      (1,449)    (2,338)      (606)
Reorganization items, net...................................        (484)        79        665
Interest expense............................................        (761)      (871)    (2,288)
                                                              ----------    -------   --------
Income from continuing operations before income taxes.......       9,138        740     14,122
Income taxes................................................        (221)        --         --
                                                              ----------    -------   --------
Income from continuing operations...........................       8,917        740     14,122
                                                              ----------    -------   --------
Discontinued operations:
  Equity in earnings of American Savings....................          --         --      1,765
  Gain on disposal of American Savings, net of expenses of
     $2,070.................................................          --         --     52,717
                                                              ----------    -------   --------
  Income from discontinued operations.......................           0          0     54,482
                                                              ----------    -------   --------
Net income..................................................  $    8,917    $   740   $ 68,604
                                                              ==========    =======   ========
Weighted average shares outstanding.........................   3,413,351        100        100
                                                              ==========    =======   ========
Weighted average shares outstanding -- assuming dilution....   3,421,738*       100        100
                                                              ==========    =======   ========
Income per common share:
  Continuing operations.....................................  $     2.61    $ 7,400   $141,220
  Discontinued operations...................................          --         --    544,820
                                                              ----------    -------   --------
  Net income................................................  $     2.61    $ 7,400   $686,040
                                                              ==========    =======   ========
Income per common share -- assuming dilution:
  Continuing operations.....................................  $     2.61*   $ 7,400   $141,220
  Discontinued operations...................................          --         --    544,820
                                                              ----------    -------   --------
  Net income................................................  $     2.61*   $ 7,400   $686,040
                                                              ==========    =======   ========

---------------

* Restated -- See Note 13.

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

                             THE ENSTAR GROUP, INC.

     Had compensation cost for grants under the Company's stock option plans in 1997 been determined based on the fair value at the date of grant consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share would have been as follows:

Pro forma net income........................................  $8,331,000
Pro forma net income per common share.......................  $     2.44
Pro forma net income per common share -- assuming dilution
  (restated)................................................  $     2.43

NOTE 13:  INCOME PER SHARE -- RESTATED

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

                                                               INCOME         SHARES       PER-SHARE
                                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                             -----------   -------------   ---------
INCOME PER COMMON SHARE
  Net income...............................................  $8,917,000      3,413,351       $2.61
EFFECT OF DILUTIVE SECURITIES
  Stock options............................................                      8,387
INCOME PER COMMON SHARE -- ASSUMING DILUTION
  Net income plus assumed conversions......................  $8,917,000      3,421,738       $2.61

     Subsequent to the issuance of the Company's 1997 consolidated financial statements, the Company determined that income per common share -- assuming dilution for the year ended December 31, 1997 had been understated by $0.12 due to an overstatement of weighted average shares outstanding -- assuming dilution for 1997 by 159,366 shares. Accordingly, the Company has restated its weighted average shares outstanding -- assuming dilution and its income per common share -- assuming dilution. Significant effects of the restatement are summarized below:

                                                                  YEAR ENDED DECEMBER 31, 1997
                                                              ------------------------------------
                                                              AS PREVIOUSLY REPORTED   AS RESTATED
                                                              ----------------------   -----------
Income per common share -- assuming dilution................            $2.49               $2.61
Weighted average shares outstanding -- assuming dilution....        3,581,104           3,421,738

     The pro forma net income per common share -- assuming dilution as presented in Note 12 has also been restated.

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

                             THE ENSTAR GROUP, INC.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the section entitled, "Certain Transactions" appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 and such section is deemed incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                      DESCRIPTION OF EXHIBITS
---------                    -----------------------
      2.1  Second Amended Plan of Reorganization of the Company,
           effective as of June 1, 1992 (incorporated by reference to
           Exhibit 2.1 to the Amendment No. 2 to Registration Statement
           on Form 10, dated March 27, 1997).
      2.2  Amended Modification to Second Amended Plan of
           Reorganization of the Company, confirmed on August 24, 1993
           (incorporated by reference to Exhibit 2.2 to the Amendment
           No. 2 to Registration Statement on Form 10, dated March 27,
           1997).
      2.3  Agreement and Plan of Merger, dated as of December 31, 1996
           (incorporated by reference to Exhibit 2.3 to the Amendment
           No. 2 to Registration Statement on Form 10, dated March 27,
           1997).
      3.1  Articles of Incorporation of the Company, dated December 23,
           1996 (incorporated by reference to Exhibit 3.1 to the
           Amendment No. 2 to Registration Statement on Form 10, dated
           March 27, 1997).

REFERENCE
 NUMBER                      DESCRIPTION OF EXHIBITS
---------                    -----------------------
     *3.2  Bylaws of the Company, as amended.
      4.1  Rights Agreement between the Company and American Stock
           Transfer & Trust Company, as Rights Agent, dated as of
           January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form 10,
           dated March 27, 1997).
     10.1  Promissory Note dated as of October 24, 1996, made by the
           Company in favor of First Union National Bank of Georgia
           (incorporated by reference to Exhibit 10.1 to the Amendment
           No. 2 to Registration Statement on Form 10, dated March 27,
           1997).
     10.2  Stock Pledge Agreement dated as of October 24, 1996, between the Company and First Union National Bank of Georgia
           (incorporated by reference to Exhibit 10.2 to the Amendment
           No. 2 to Registration Statement on Form 10, dated March 27,
           1997).
     10.3  1997 Amended CEO Stock Option Plan (incorporated by
           reference to Appendix A to the Proxy Statement for the
           Annual Meeting of Shareholders, dated May 23, 1997).
     10.4  1997 Amended Outside Directors' Stock Option Plan
           (incorporated by reference to Appendix B to the Proxy
           Statement for the Annual Meeting of Shareholders, dated May
           23, 1997).
     10.5  1997 Amended Omnibus Incentive Plan (incorporated by reference to Appendix C to the Proxy Statement for the
           Annual Meeting of Shareholders, dated May 23, 1997).
     10.6  Revolving Credit Note dated July 31, 1997 made by the
           Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
           10-Q, dated August 14, 1997).
     10.7  Stock Pledge Agreement between the Company and First Union
           National Bank, dated July 31, 1997 (incorporated by
           reference to Exhibit 10.2 to the Quarterly Report on Form
           10-Q, dated August 14, 1997).
     10.8  Deferred Compensation and Stock Plan for Non-Employee
           Directors (incorporated by reference to Exhibit 99.1 to the
           Quarterly Report on Form 10-Q, dated October 30, 1997).
     27.1  Financial Data Schedule. (For SEC Use Only)
    *99.1  The Enstar Group, Inc. Private Securities Litigation Reform
           Act of 1995 Safe Harbor Compliance Statement For
           Forward-Looking Statements.
     99.2  Notice of Pending Distribution of New Common Stock in The
           Enstar Group, Inc. (incorporated by reference to Exhibit
           99.1 to the Amendment No. 2 to Registration Statement on
           Form 10, dated March 27, 1997).
     99.3  Modified Order on Proposed Distribution to Equity Security
           Holders by the United States Bankruptcy Court for the Middle
           District of Alabama (incorporated by reference to Exhibit
           99.2 to the Amendment No. 2 to Registration Statement on
           Form 10, dated March 27, 1997).
     99.4  Application for an Order Pursuant to Sections 6(c) and 6(e)
           of the Investment Company Act of 1940 (incorporated by
           reference to Application for an Order Pursuant to Sections
           6(c) and 6(e) of the Investment Company Act of 1940, dated
           March 19, 1998).

---------------

* Previously filed

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) and Rule 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 1998
                                          THE ENSTAR GROUP, INC.

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