Form 10-Q
period 1998-03-31
ENSTAR GROUP INC
filed 1998-05-06
CIK 55820

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 6, 1998


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO


                         COMMISSION FILE NUMBER 0-07477


                             THE ENSTAR GROUP, INC.
             (Exact name of registrant as specified in its charter)



   GEORGIA                                      63-0590560
   (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)            Identification No.)

   172 COMMERCE STREET-3RD FLOOR
   MONTGOMERY, ALABAMA                          36104
   (Address of principal executive offices)     (Zip Code)


                                 (334) 834-5483
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [ X]   NO [   ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES [ X ]  NO [   ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at April 30, 1998 was 4,152,734.

THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31,      DECEMBER 31,
                                                                  1998             1997
                                                                ---------      ------------
                                                                  (DOLLARS IN THOUSANDS)
                                                                        (UNAUDITED)


                                         ASSETS
Cash and cash equivalents                                      $     166     $      700
Certificates of deposit                                            4,083          3,322
Other                                                                452            484
Investment in First Union                                         70,010         68,380
Property and equipment, net                                           42             46
                                                               ---------      ---------
    Total assets                                               $  74,753      $  72,932
                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY



Note payable                                                   $     ---      $     513
Reserve for litigation settlements                                 1,913          1,877
Accounts payable and accrued liabilities                             348             47
Deferred liabilities                                               1,140            473
Other                                                                361            358
                                                               ---------      ---------
    Total liabilities                                              3,762          3,268
                                                               ---------      ---------

Shareholders' equity:
Common stock ($.01 par value; 55,000,000 shares authorized,
4,549,060 shares issued at March 31, 1998 and
December 31, 1997)                                                    45             45
Additional paid-in capital                                       167,878        167,878
Accumulated other comprehensive income - unrealized gain
on investment in First Union                                      41,543         37,606
Accumulated deficit                                             (133,480)      (134,825)
Treasury stock, at cost (387,826 and 84,126 shares at
March 31, 1998 and December 31, 1997, respectively)               (4,995)        (1,040)
                                                             -----------      ---------
    Total shareholders' equity                                    70,991         69,664
                                                             -----------      ---------
    Total liabilities and shareholders' equity               $    74,753      $  72,932
                                                             ===========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                               THREE MONTHS ENDED
                                          ------------------------------
                                          MARCH 31,            MARCH 31,
                                            1998                 1997
                                          ---------            ---------
                                              (DOLLARS IN THOUSANDS,
                                              EXCEPT PER SHARE DATA)
                                                   (UNAUDITED)
Investment income                      $      2,170         $        495
Litigation expense, net                         ---                 (29)
General and administrative expenses           (739)                (386)
Reorganization items, net                       ---                (484)
Interest expense                               (46)                (318)
                                       ------------         ------------
Income (loss) before income taxes             1,385                (722)
Income taxes                                   (40)                  ---
                                       ------------         ------------
Net income (loss)                      $      1,345         $      (722)
                                       ============         ============
Weighted average shares outstanding       4,355,951              241,438
                                       ============         ============
Weighted average shares
outstanding - assuming dilution           4,388,497              241,438
                                       ============         ============
Net income (loss) per common share     $       0.31         $     (2.99)
                                       ============         ============
Net income (loss) per common share
- assuming dilution                    $       0.31         $     (2.99)
                                       ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                          THREE MONTHS ENDED
                                                    -------------------------------
                                                     MARCH 31,            MARCH 31,
                                                       1998                 1997
                                                    ----------            ---------
                                                         (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)
Net income (loss)                                 $     1,345         $        (722)
Other comprehensive income:
  Unrealized gains on investment in First Union:
  Unrealized holding gains arising during period        6,755                 6,081
  Less: reclassification adjustment for gains
     included in net income                            (2,818)                  ---
                                                  -----------          ------------
Other comprehensive income                              3,937                 6,081
                                                  -----------          ------------
Comprehensive income                              $     5,282         $       5,359
                                                  ===========         =============

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           THREE MONTHS ENDED
                                                      ------------------------------
                                                      MARCH 31,            MARCH 31,
                                                        1998                 1997
                                                      ---------            ---------
                                                           (DOLLARS IN THOUSANDS)
                                                               (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                  $      1,345          $      (722)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Depreciation                                             4                    3
     Gain on sale of First Union common stock            (2,818)                 ---
     Loss on call option transactions                     1,174                  ---
Changes in assets and liabilities:
     Accounts payable and accrued liabilities               337                 (219)
     Other                                                   67                 (210)
                                                   ------------          -----------
     Net cash provided by (used in) operating
     activities                                             109               (1,148)
                                                   ------------          -----------
Cash flows from investing activities:
     Proceeds from sale of First Union common stock       5,125                  ---
     Proceeds from sale of call options                     363                  ---
     Repurchases of call options sold                      (902)                 ---
     Purchases of certificates of deposit                (4,433)              (4,104)
     Maturities of certificates of deposit                3,672                1,238
                                                   ------------          -----------
Net cash provided by (used in) investing
activities                                                3,825               (2,866)
                                                   ------------          -----------
Cash flows from financing activities:
     Proceeds from note payable                           1,211                  ---
     Repayment of note payable                           (1,724)                 ---
     Purchase of treasury stock                          (3,955)                 ---
                                                   ------------          -----------
Net cash used in financing activities                    (4,468)                 ---
                                                   ------------          -----------
Decrease in cash and cash equivalents                      (534)              (4,014)
Cash and cash equivalents at the beginning of
the period                                                  700                4,749
                                                   ------------          -----------
Cash and cash equivalents at the end of the
period                                             $        166          $       735
                                                   ============          ===========
Supplemental disclosures of cash flow
information:
     Interest paid                                 $          9         $        429
                                                   ============          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K/A-1 as filed with the Securities and Exchange Commission on April 21, 1998 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 2:  INVESTMENT IN FIRST UNION

     In February 1998, the Company sold 101,939 shares of common stock of First Union Corporation ("First Union") for net proceeds of $5,125,000 which were used to repay indebtedness owed to First Union National Bank and to repurchase shares of the Company's common stock. The First Union indebtedness was incurred in conjunction with a stock repurchase program. The sale of the First Union common stock resulted in a realized gain of $2,818,000. Following the sale, the Company held 1,232,307 shares of First Union common stock.
See Note 6.

NOTE 3:  TREASURY STOCK

     During the first quarter of 1998, the Company repurchased 303,700 shares of its common stock for approximately $3,955,000. The purchase of such shares was financed through borrowings of approximately $1,211,000 under a revolving credit agreement with First Union National Bank and the proceeds from the sale of 101,939 shares of the Company's First Union common stock. The purchases made in the first quarter of 1998 completed a stock repurchase program announced in July 1997 under which the Company could repurchase up to $5 million of its common stock. Under the program, the Company repuchased a total of 387,826 shares for approximately $4,995,000. See Note 8.

NOTE 4:  LITIGATION CONTINGENCIES

     In February 1993, the Company obtained a $15 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate

(the "Estate") and others, the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The United States Internal Revenue Service (the "IRS") appealed a determination by the bankruptcy court that the IRS cannot seek payment of the taxes from the Estate. On March 25, 1998, the United States District Court for the Middle District of Florida reversed and remanded the case to the bankruptcy court to determine whether the Estate has any assets from which to satisfy any such tax liability, and if so, for further proceedings to determine pursuant to Section 505(a) of the Bankruptcy Code whether the Estate has any additional income tax liability.

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

NOTE 5:  INVESTMENT INCOME

     Investment income for the three months ended March 31, 1998 is made up of the following components: $2,818,000 gain on the sale of First Union common stock, $1,174,000 loss on call option transactions and $526,000 in dividend and interest income. Investment income for the three months ended March 31, 1997 is comprised of $495,000 in dividend income.

NOTE 6:  FINANCIAL INSTRUMENTS

     During the first quarter of 1998, the Company sold call options for 205,000 shares of its First Union common stock for total proceeds of approximately $363,000. The options contain call prices of $50 and $55 a share and have expiration dates ranging from February 21, 1998 to July 18, 1998.
Call options for 55,000 shares of the Company's First Union common stock, which had been issued prior to December 31, 1997, expired unexercised resulting in a realized gain of approximately $7,000. The 55,000 call options issued with an expiration date of February 21, 1998 were exercised in conjunction with the sale of First Union common stock. In March 1998, the Company repurchased call options for 290,000 shares of its First Union common stock for approximately $902,000. At March 31, 1998, the Company had 205,000 call options outstanding with call prices of $50 and $55 expiring on July 18, 1998. See Note 2.

NOTE 7:  INVESTMENT COMPANY ACT OF 1940

     As a result of holding the shares of First Union common stock as its primary asset for a period of time longer than the twelve months ending March 27, 1998, the Company may be required to register as an investment company under the Investment Company Act of 1940 (the "1940 Act"). On March 19, 1998, the Company filed a document with the Securities and Exchange Commission entitled "Application for an Order Pursuant to Sections 6(c) and 6(e) of the Investment Company Act of 1940." This document requests a two year exemption from registration requirements of the 1940 Act. If such application is denied and/or the Company is otherwise deemed to be an investment company, the Company would be required to register under the 1940 Act and would thereafter be subject to regulation thereunder. If this occurred, it would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

NOTE 8:  SUBSEQUENT EVENTS

     On April 21, 1998, the Company announced a stock repurchase program under which the Company would repurchase up to $5 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. The repurchase program commenced on April 23, 1998 and will continue until such time as the Company has repurchased $5 million of its common stock or until the Company otherwise determines to terminate the program. As of April 30, 1998, the Company repurchased 8,500 shares of its common stock for approximately $127,000. See Note 3.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of March 31, 1998, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998 (March 23, 1998 as to Note 14 and April 15, 1998 as to Note 13), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material repects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP



Atlanta, Georgia
April 15, 1998
(April 30, 1998 as to Note 8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     The Company's assets, aggregating approximately $74.8 million at March 31, 1998, consisted primarily of 1,232,307 shares of the common stock of First Union Corporation ("First Union Common Stock") (with a market value of $70 million), cash, cash equivalents and certificates of deposit. Based on the average daily trading volume of shares of First Union Common Stock, the Company believes that its investment in First Union is readily marketable.

     In February 1998, the Company sold 101,939 shares of First Union Common Stock for net proceeds of approximately $5.1 million which were used to repay indebtedness owed to First Union National Bank and to repurchase shares of the Company's common stock. The First Union indebtedness was incurred in conjunction with a stock repurchase program.

     During the first quarter of 1998, the Company sold call options for 205,000 shares of its First Union Common Stock for net proceeds of approximately $363,000. The options contain call prices of $50 and $55 a share and have expiration dates ranging from February 21, 1998 to July 18, 1998.
Call options for 55,000 shares of the Company's First Union Common Stock, which had been issued prior to December 31, 1997, expired unexercised resulting in a realized gain of approximately $7,000. The 55,000 call options issued with an expiration date of February 21, 1998 were exercised in conjunction with the sale of First Union Common Stock. In March 1998, the Company repurchased call options for 290,000 shares of its First Union Common Stock for approximately $902,000. At March 31, 1998, there were 205,000 call options outstanding with call prices of $50 and $55 expiring on July 18, 1998. The Company intends to continue to evaluate ways in which it may maximize the value of its shares of First Union Common Stock. This may include sales of First Union Common Stock at prices deemed attractive by management, sales of call options on First Union Common Stock, and other derivative transactions involving First Union Common Stock.

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

     Financial Condition

     The Company had total assets of $74.8 million at March 31, 1998 compared to $72.9 million at December 31, 1997. The change in total assets was primarily due to an increase in the market value of the Company's First Union Common Stock of approximately $6.7 million less $5.1 million which represents the value of the 101,939 shares sold in February 1998.

     The Company's total liabilities at March 31, 1998 were $3.8 million compared to $3.3 million at December 31, 1997. The increase in liabilities is primarily due to additional accruals relating to professional fees and franchise taxes and an increase in deferred liabilities as a result of outstanding call options being adjusted to market value at March 31, 1998. These increases are partially offset by the repayment of indebtedness of $513,000.

     During the first quarter of 1998, the Company repurchased 303,700 shares of its common stock for approximately $3,955,000. The purchase of such shares was financed through borrowings of approximately $1,211,000 under a revolving credit agreement with First Union National Bank and the proceeds from the sale of 101,939 shares of the Company's First Union common stock. The purchases made in the first quarter of 1998 completed a stock repurchase program announced in July 1997 under which the Company could repurchase up to $5 million of its common stock. Under the program, the Company repurchased a total of 387,826 shares for approximately $4,995,000.

     Results of Operations

     Investment income was approximately $2.2 million for the three months ended March 31, 1998 compared to $495,000 for the three months ended March 31, 1997. This increase was primarily attributed to the gain on the sale of 101,939 shares of First Union Common Stock of $2.8 million net of losses on call option transactions of approximately $1.2 million. Investment income for the quarter ended March 31, 1998, also included dividend and interest income of $526,000, compared to $495,000 in dividend income for the same period in 1997. Interest income for the first quarter of 1997 was classified as a reorganization item.

     General and administrative expenses were $739,000 for the three months ended March 31, 1998 compared to $386,000 for the same period in 1997. The increase in 1998 was primarily due to $213,000 in additional franchise taxes and an increase in legal and professional fees.

     Since the completion of the Company's reorganization in March 1997, no reorganization expenses have been incurred. Prior to that date, reorganization items consisted of interest income less expenses directly related to the reorganization of the Company. Net expenses of the reorganization for the three months ended March 31, 1997 were $484,000.

     Interest expense for the three months ended March 31, 1998 was $46,000 compared to $318,000 for the three months ended March 31, 1997. Interest expense for the first quarter of 1997 included $279,000 relating to an $18.1 million loan which was repaid in July 1997.

     Income tax expense was $40,000 for first quarter of 1998 and zero for the comparable quarter in 1997 due to increases in the valuation allowance for deferred tax assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable.

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

     In February 1993, the Company obtained a $15 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate (the "Estate"), and others, and the confirmed plan of reorganization of the Estate (the "Grassgreen Bankruptcy Estate Settlement") the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The United States Internal Revenue Service (the "IRS") asserted a liability of the Company for taxes allegedly owed by the Estate. In December 1996, the IRS appealed a determination by the United States Bankruptcy Court for the Middle District of Florida (the "Florida Bankruptcy Court") that the IRS cannot seek payment of the taxes. The alleged tax liability, for calendar year 1994, is for sums paid to the Company in connection with the Grassgreen Bankruptcy Estate Settlement by third parties to resolve the Company's claims against those parties. In United States of America v. Richard J. Grassgreen and The Enstar Group, Inc., Case No. 96-1099-CIV-J-10 (U.S.D.C. M.D. Fla.), the IRS claims that it should be entitled to assess additional taxes in the approximate amount of $1.6 million against the Estate for 1994 and that the IRS should be able to seek payment of those taxes from the Company by virtue of the Company's agreement to pay certain taxes of the Estate. On March 25, 1998, the United States District Court for the Middle District of Florida reversed and remanded the case to the Florida Bankruptcy Court to determine whether the Estate has any assets from which to satisfy any such tax liability, and if so, for further proceedings to determine pursuant to Section 505(a) of the Bankruptcy Code whether the Estate has any additional income tax liability. Although the Company has accrued a liability for the potential tax and accrued interest, the Company intends to vigorously contest that the Estate has any assets from which to pay any taxes that might be determined to be owed or that the Company has any obligation to pay such taxes. In addition, the Company intends to contest vigorously that any taxes are owed by the Estate.

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company in the Circuit Court of Montgomery County, Alabama styled Peter N. Zachary, et al. v. The Enstar Group, Inc., Case No. CV-97-257-Gr. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The complaint is virtually identical to a complaint brought by these plaintiffs against the Company's former chairman, former president and others in December 1991, during the pendency of the Company's bankruptcy case and prior to the confirmation of the reorganization plan. The plaintiffs allege that the United States Bankruptcy Court for the Middle District of Alabama ("Alabama Bankruptcy Court") issued an order on January 15, 1997, allowing them to litigate their claims against the Company. The Alabama Bankruptcy Court's order actually held that the plaintiffs could not bring a late claim against the Company in its bankruptcy case and then went on to state that because of facts relating to these particular plaintiffs, they were not bound by the provisions of the reorganization plan and their claims were not subject to discharge under the Bankruptcy Code. On March 17, 1997, the Company filed a motion to dismiss and/or for summary judgment in response to the complaint on the basis that the claims asserted are barred by the applicable statute of limitations. The motion is still pending before the court. In the event the plaintiffs' claims are not dismissed pursuant to the Company's motion, the Company intends to contest the plaintiffs' claims vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


Reference
Number                      Description of Exhibits


 3.1 Articles of Incorporation of the Company, dated December 23, 1996 (incorporated by reference to Exhibit 3.1 to the Amendment No. 2 to Registration Statement on Form 10, dated March 27, 1997).

 3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, dated March 25,
        1998).

 4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form 10, dated March 27, 1997).

 27.1   Financial Data Schedule (For SEC use only)

 99.1   The Enstar Group, Inc. Private Securities Litigation Reform Act of
        1995 Safe Harbor Compliance Statement for Forward-Looking Statements (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K, dated March 25, 1998).

 99.2 Application for an Order Pursuant to Sections 6(c) and 6(e) of the Investment Company Act of 1940 (incorporated by reference to Application for an Order

        Pursuant to Sections 6(c) and 6(e) of the Investment Company Act of 1940, dated March 19, 1998).

(b) Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended March 31, 1998.

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

Date: May 6, 1998