Form 10-Q
period 1998-06-30
ENSTAR GROUP INC
filed 1998-08-04
CIK 55820

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 4, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                     OR ___________________
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                         172 COMMERCE STREET--3RD FLOOR
                           MONTGOMERY, ALABAMA 36104
                    (Address of principal executive offices)

                                 (334) 834-5483
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ X ] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at July 28, 1998 was 4,106,709.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,     DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
                                                                     (UNAUDITED)
                                        ASSETS
Cash and cash equivalents...................................  $     339     $     700
Certificates of deposit.....................................      3,446         3,322
Other.......................................................        470           484
Investment in First Union...................................     71,782        68,380
Property and equipment, net.................................         41            46
                                                              ---------     ---------
          Total assets......................................  $  76,078     $  72,932
                                                              =========     =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable................................................  $     100     $     513
Reserve for litigation settlements..........................      1,949         1,877
Accounts payable and accrued liabilities....................         42            47
Deferred liabilities........................................      1,133           473
Other.......................................................        364           358
                                                              ---------     ---------
          Total liabilities.................................      3,588         3,268
                                                              ---------     ---------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 4,549,060 shares issued at June 30, 1998
     and December 31, 1997).................................         45            45
  Additional paid-in capital................................    167,878       167,878
  Accumulated other comprehensive income -- unrealized gain
     on investment in First Union...........................     43,314        37,606
  Accumulated deficit.......................................   (133,372)     (134,825)
  Treasury stock, at cost (413,676 and 84,126 shares at June
     30, 1998 and December 31, 1997, respectively)..........     (5,375)       (1,040)
                                                              ---------     ---------
          Total shareholders' equity........................     72,490        69,664
                                                              ---------     ---------
          Total liabilities and shareholders' equity........  $  76,078     $  72,932
                                                              =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                      -----------------------   -----------------------
                                                         1998         1997         1998         1997
                                                      ----------   ----------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                         (UNAUDITED)
Investment income...................................  $     561    $     559    $   2,731    $   1,054
Litigation income (expense), net....................         70           (6)          70          (35)
General and administrative expenses.................       (476)        (477)      (1,215)        (863)
Reorganization items, net...........................         --           --           --         (484)
Interest expense....................................        (47)        (333)         (93)        (651)
                                                      ---------    ---------    ---------    ---------
Income (loss) before income taxes...................        108         (257)       1,493         (979)
Income taxes........................................         --           --          (40)          --
                                                      ---------    ---------    ---------    ---------
Net income (loss)...................................  $     108    $    (257)   $   1,453    $    (979)
                                                      =========    =========    =========    =========
Weighted average shares outstanding.................  4,146,853    4,448,720    4,251,402    2,345,079
                                                      =========    =========    =========    =========
Weighted average shares outstanding -- assuming
  dilution..........................................  4,211,913    4,448,720    4,300,205    2,345,079
                                                      =========    =========    =========    =========
Net income (loss) per common share..................  $    0.03    $   (0.06)   $    0.34    $   (0.42)
                                                      =========    =========    =========    =========
Net income (loss) per common share -- assuming
  dilution..........................................  $    0.03    $   (0.06)   $    0.34    $   (0.42)
                                                      =========    =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              THREE MONTHS
                                                                  ENDED        SIX MONTHS ENDED
                                                                JUNE 30,           JUNE 30,
                                                             ---------------   ----------------
                                                              1998     1997     1998     1997
                                                             ------   ------   ------   -------
                                                                      (IN THOUSANDS)
                                                                        (UNAUDITED)
Net income (loss)..........................................  $  108   $ (257)  $1,453   $  (979)
Other comprehensive income:
  Unrealized gains on investment in First Union:
  Unrealized holding gains arising during period...........   1,771    9,708    8,526    15,789
  Less: reclassification adjustment for gains included in
     net income............................................      --       --   (2,818)       --
                                                             ------   ------   ------   -------
Other comprehensive income.................................   1,771    9,708    5,708    15,789
                                                             ------   ------   ------   -------
Comprehensive income.......................................  $1,879   $9,451   $7,161   $14,810
                                                             ======   ======   ======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,453    $  (979)
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................        7          5
     Gain on sale of First Union common stock...............   (2,818)        --
     Loss on call option transactions.......................    1,127         --
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities...............       67       (566)
     Other..................................................       91       (259)
                                                              -------    -------
          Net cash used in operating activities.............      (73)    (1,799)
                                                              -------    -------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............    5,125         --
  Proceeds from sale of call options........................      363         --
  Repurchases of call options sold..........................     (902)        --
  Purchases of certificates of deposit......................   (4,902)    (4,513)
  Maturities of certificates of deposit.....................    4,778      1,938
  Purchase of property and equipment........................       (2)       (16)
                                                              -------    -------
          Net cash provided by (used in) investing
           activities.......................................    4,460     (2,591)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from note payable................................    1,311         --
  Repayment of note payable.................................   (1,724)        --
  Purchase of treasury stock................................   (4,335)        --
                                                              -------    -------
          Net cash used in financing activities.............   (4,748)        --
                                                              -------    -------
Decrease in cash and cash equivalents.......................     (361)    (4,390)
Cash and cash equivalents at the beginning of the period....      700      4,749
                                                              -------    -------
Cash and cash equivalents at the end of the period..........  $   339    $   359
                                                              =======    =======
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $    17    $   723
                                                              =======    =======
  Income taxes paid.........................................  $    48    $    --
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K/ A-1 as filed with the Securities and Exchange Commission on April 21, 1998 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 2: INVESTMENT IN FIRST UNION

     In February 1998, the Company sold 101,939 shares of common stock of First Union Corporation ("First Union") for net proceeds of $5,125,000 which were used to repay indebtedness owed to First Union National Bank and to repurchase shares of the Company's common stock. The First Union indebtedness was incurred in conjunction with a stock repurchase program. The sale of the First Union common stock resulted in a realized gain of $2,818,000. At June 30, 1998, the Company held 1,232,307 shares of First Union common stock. See Notes 6 and 8.

NOTE 3: TREASURY STOCK

     During the first quarter of 1998, the Company repurchased 303,700 shares of its common stock for approximately $3,955,000. The purchase of such shares was financed through borrowings of approximately $1,211,000 under a revolving credit agreement with First Union National Bank and the proceeds from the sale of 101,939 shares of the Company's First Union common stock. The purchases made in the first quarter of 1998 completed a stock repurchase program announced in July 1997 under which the Company could repurchase up to $5 million of its common stock. Under the program, the Company repurchased a total of 387,826 shares for approximately $4,995,000. On April 21, 1998, the Company announced a second stock repurchase program under which the Company could repurchase up to $5 million of its common stock in the open market at prices deemed favorable from time to time by the Company. As of June 30, 1998, the Company had repurchased 25,850 shares of its common stock for approximately $380,000 as part of this plan. See Note 8.

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

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgement on March 17, 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statutes of limitations. The motion is still pending before the court. In the event the plaintiffs' claims are not dismissed pursuant to the Company's motion, the Company intends to contest the plaintiffs' claims vigorously. The Company cannot, however, reasonably predict the outcome of this lawsuit.

NOTE 5: INVESTMENT INCOME

     Investment income for the three and six months ended June 30, 1998 and 1997, respectively, is made up of the following components:

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                    -------------------   ------------------------
                                                      1998       1997        1998          1997
                                                    --------   --------   -----------   ----------
Gain on sale of First Union common stock..........        --         --   $ 2,818,000           --
Gain (loss) on call option transactions...........  $ 47,000         --    (1,127,000)          --
Dividend and interest income......................   514,000   $559,000     1,040,000   $1,054,000
                                                    --------   --------   -----------   ----------
          Total investment income.................  $561,000   $559,000   $ 2,731,000   $1,054,000
                                                    ========   ========   ===========   ==========

NOTE 6: FINANCIAL INSTRUMENTS

     During the first quarter of 1998, the Company sold call options for 205,000 shares of its First Union common stock for total proceeds of approximately $363,000. The options contained call prices of $50 and $55 a share and had expiration dates ranging from February 21, 1998 to July 18, 1998. Call options for 55,000 shares of the Company's First Union common stock, which had been issued prior to December 31, 1997, expired unexercised resulting in a realized gain of approximately $7,000. The 55,000 call options issued with an expiration date of February 21, 1998 were exercised in conjunction with the sale of First Union common stock. In March 1998, the Company repurchased call options for 290,000 shares of its First Union common stock for approximately $902,000. At June 30, 1998, the Company had 205,000 call options outstanding with call prices of $50 and $55 with an expiration date of July 18, 1998. See Note 8.

NOTE 7: INVESTMENT COMPANY ACT OF 1940

     As a result of holding the shares of First Union common stock as its primary asset for a period of time longer than the twelve months ending March 27, 1998, the Company may be required to register as an investment company under the Investment Company Act of 1940 (the "1940 Act"). On March 19, 1998, the Company filed a document with the Securities and Exchange Commission (the "SEC") entitled "Application for an Order Pursuant to Sections 6(c) and 6(e) of the Investment Company Act of 1940." This document requests a two year exemption from registration requirements of the 1940 Act. In April 1998, the Company received initial comments on the original application from the staff of the SEC and filed an amended application on May 22, 1998. If such application is denied and/or the Company is otherwise deemed to be an investment company, the Company would be required to register under the 1940 Act and would thereafter be subject to regulation thereunder. If this occurred, it would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTE 8: SUBSEQUENT EVENTS

     In July 1998, the Company sold 205,000 shares of its First Union common stock in conjunction with the exercise of call options outstanding at June 30, 1998. The Company received net proceeds of approximately $11 million and realized a gain of approximately $8.8 million on the sale of the shares. Additionally, the Company recognized a cumulative loss of approximately $2 million (approximately $614,000 through June 30, 1998) on mark-to-market adjustments on such call options through the date of sale. Following the sale, the Company holds 1,027,307 shares of First Union common stock. See Notes 2 and 6.

     In connection with a second stock repurchase program announced in April 1998, the Company purchased 28,675 shares of its common stock in July 1998 for approximately $435,000. Since the announcement of the plan, a total of 54,525 shares have been purchased for approximately $815,000. See Note 3.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of June 30, 1998, and the related consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998 (March 23, 1998 as to Note 14 and April 15, 1998 as to Note 13), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
July 28, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's assets, aggregating approximately $76.1 million at June 30, 1998, consisted primarily of 1,232,307 shares of the common stock of First Union Corporation ("First Union Common Stock") (with a market value of $71.8 million), cash, cash equivalents and certificates of deposit. Based on the average daily trading volume of shares of First Union Common Stock, the Company believes that its investment in First Union is readily marketable.

     In February 1998, the Company sold 101,939 shares of First Union Common Stock for net proceeds of approximately $5.1 million which were used to repay indebtedness owed to First Union National Bank and to repurchase shares of the Company's common stock. The First Union indebtedness was incurred in conjunction with a stock repurchase program.

     During the first quarter of 1998, the Company sold call options for 205,000 shares of its First Union Common Stock for net proceeds of approximately $363,000. The options contained call prices of $50 and $55 a share and had expiration dates ranging from February 21, 1998 to July 18, 1998. Call options for 55,000 shares of the Company's First Union Common Stock, which had been issued prior to December 31, 1997, expired unexercised resulting in a realized gain of approximately $7,000. The 55,000 call options issued with an expiration date of February 21, 1998 were exercised in conjunction with the sale of First Union Common Stock. In March 1998, the Company repurchased call options for 290,000 shares of its First Union Common Stock for approximately $902,000. At June 30, 1998, there were 205,000 call options outstanding with call prices of $50 and $55 expiring on July 18, 1998. These options were exercised in July 1998, resulting in the receipt of net proceeds of approximately $11 million and a realized gain of approximately $8.8 million on the sale. In addition, the Company recognized a cumulative loss of approximately $2 million on mark-to-market adjustments on such call options. The Company intends to continue to evaluate ways in which it may attempt to maximize the value of its shares of First Union Common Stock. This may include sales of First Union Common Stock at prices deemed attractive by management, sales of covered call options on First Union Common Stock, and other derivative transactions involving First Union Common Stock, in compliance with applicable laws.

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

Financial Condition

     The Company had total assets of $76.1 million at June 30, 1998 compared to $72.9 million at December 31, 1997. The change in total assets was primarily due to an increase in the market value of the Company's First Union Common Stock of approximately $8.5 million less $5.1 million which represents the value of the 101,939 shares sold in February 1998.

     During the first quarter of 1998, the Company repurchased 303,700 shares of its common stock for approximately $3,955,000. The purchase of such shares was financed through borrowings of approximately $1,211,000 under a revolving credit agreement with First Union National Bank and the proceeds from the sale of 101,939 shares of the Company's First Union Common Stock. The purchases made in the first quarter of 1998 completed a stock repurchase program announced in July 1997 under which the Company could repurchase up to $5 million of its common stock. Under the program, the Company repurchased a total of 387,826 shares for approximately $4,995,000. In April 1998, the Company announced a second stock repurchase program under which the Company could repurchase up to $5 million of its common stock in the open market at prices deemed favorable from time to time by the Company. As of June 30, 1998, the Company had repurchased 25,850 shares of its common stock for approximately $380,000 as part of this plan.

Results of Operations

     The Company reported net income of $108,000 and $1,453,000 for the three and six month periods ended June 30, 1998, compared to losses of $257,000 and $979,000 for the same periods in the prior year. The increase in net income for the three and six month periods ended June 30, 1998 is primarily attributable to the increase in investment income and the reduction in interest expense, partially offset by increases in certain general and administrative expenses.

     Investment income increased by $2,000 and $1,677,000 in the three and six month periods ended June 30, 1998, respectively, over the same periods in 1997. The increase in investment income for the six month period ended June 30, 1998 over the same period in 1997 can be attributed to the gain of $2,818,000 on the sale of 101,939 shares of First Union Common Stock in the first quarter of 1998, reduced by losses of $1,127,000 on call option transactions on the Company's First Union Common Stock. The losses on the call option transactions are primarily mark-to-market adjustments on call options sold but not exercised at June 30, 1998, and the net cost of repurchases of certain call options. Investment income for the six months ended June 30, 1998 also includes dividend and interest income of $1,040,000, compared to $1,054,000 for the same period in the prior year.

     General and administrative expenses were $476,000 and $1,215,000 for the three and six months ended June 30, 1998, respectively, compared to $477,000 and $863,000 for the same periods in 1997. The increase in the six month period ended June 30, 1998 was primarily due to $213,000 in additional franchise taxes and an increase in legal and professional fees, both of which occurred in the first quarter of 1998.

     Interest expense was $47,000 and $93,000 for the three and six month periods ended June 30, 1998, respectively. Interest expense for the corresponding periods in 1997 was $333,000 and $651,000, respectively, and included $291,000 and $570,000, respectively, relating to an $18.1 million loan. The indebtedness was incurred by the Company in October 1996 for the purpose of repaying certain of the Company's liabilities subject to compromise. The loan was subsequently repaid in July 1997.

     Since the completion of the Company's reorganization in March 1997, no reorganization expenses have been incurred. Prior to that date, reorganization items consisted of interest income less expenses directly related to the reorganization of the Company. Net expenses of the reorganization for the six months ended June 30, 1997 were $484,000.

     Income tax expense was zero and $40,000 for the three and six month periods ended June 30, 1998, respectively, and zero for the comparable periods in 1997 due to recognition of tax benefits of the Company's net operating loss carryforwards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable.

                                    PART II

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 21, 1998. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

          (1) To consider and act upon a proposal to elect the following nominees to be Directors:

                                                                       VOTES
                        NOMINEE                           VOTES FOR   WITHHELD
                        -------                           ---------   --------
J. Christopher Flowers *................................  3,250,326   118,493
Jeffrey S. Halis *......................................  3,278,313    90,506

---------------

* Elected to hold office until the 2001 annual meeting of shareholders.

          In addition to Messrs. Flowers and Halis, the continuing directors are Nimrod T. Frazer, T. Whit Armstrong and T. Wayne Davis. Mr. Frazer's term expires in 1999 while Messrs. Armstrong and Davis' terms expire in the year 2000.

          (2) To appoint Deloitte & Touche LLP as independent auditors for the year ended December 31, 1998. Votes cast were: 3,249,846 for, 110,569 against and 8,404 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
NUMBER                       DESCRIPTION OF EXHIBITS
---------                    -----------------------
 3.1   --  Articles of Incorporation of the Company, as amended on June
           10, 1998.
 3.2   --  Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K/A-1, dated
           April 21, 1998).
 4.1   --  Rights Agreement between the Company and American Stock
           Transfer & Trust Company, as Rights Agent, dated as of
           January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form 10,
           dated March 27, 1997).
27.1   --  Financial Data Schedule (For SEC use only)
99.1   --  The Enstar Group, Inc. Private Securities Litigation Reform
           Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements (incorporated by reference to Ex-
           hibit 99.1 to the Annual Report on Form 10-K/A-1, dated
           April 21, 1998).
99.2   --  Application for an Order Pursuant to Sections 6(c) and 6(e)
           of the Investment Company Act of 1940 (incorporated by
           reference to Application for an Order Pursuant to Sections
           6(c) and 6(e) of the Investment Company Act of 1940, dated
           March 19, 1998).
99.3   --  Amendment No. 1 to the Application for an Order Pursuant to
           Sections 6(c) and 6(e) of the Investment Company Act of 1940
           (incorporated by reference to Amendment No. 1 to the
           Application for an Order Pursuant to Sections 6(c) and 6(e)
           of the Investment Company Act of 1940, dated May 22, 1998).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended June 30, 1998.

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

Date: August 4, 1998