Form 10-Q
period 1998-09-30
ENSTAR GROUP INC
filed 1998-11-13
CIK 55820

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 13, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ X ] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at November 12, 1998 was 4,106,709.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                                                      (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................    $ 63,717       $     700
Certificates of deposit.....................................       3,421           3,322
Other.......................................................         478             484
Investment in First Union...................................          --          68,380
Property and equipment, net.................................          38              46
                                                                --------       ---------
          Total assets......................................    $ 67,654       $  72,932
                                                                ========       =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable................................................    $     --       $     513
Reserve for litigation settlements..........................       1,981           1,877
Accounts payable and accrued liabilities....................          80              47
Income taxes payable........................................       1,005              --
Deferred liabilities........................................         132             473
Other.......................................................         367             358
                                                                --------       ---------
          Total liabilities.................................       3,565           3,268
                                                                --------       ---------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 4,549,060 shares issued at September 30,
     1998 and December 31, 1997)............................          45              45
  Additional paid-in capital................................     167,878         167,878
  Accumulated other comprehensive income -- unrealized gain
     on investment in First Union...........................          --          37,606
  Accumulated deficit.......................................     (98,024)       (134,825)
  Treasury stock, at cost (442,351 and 84,126 shares at
     September 30, 1998 and December 31, 1997,
     respectively)..........................................      (5,810)         (1,040)
                                                                --------       ---------
          Total shareholders' equity........................      64,089          69,664
                                                                --------       ---------
          Total liabilities and shareholders' equity........    $ 67,654       $  72,932
                                                                ========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     1998         1997         1998         1997
                                                  ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                     (UNAUDITED)
Investment income...............................  $   36,894   $   10,201   $   39,625   $   11,255
Litigation income (expense), net................          (2)           2           68          (33)
General and administrative expenses.............        (350)        (304)      (1,565)      (1,167)
Reorganization items, net.......................          --           --           --         (484)
Interest expense................................         (40)         (66)        (133)        (717)
                                                  ----------   ----------   ----------   ----------
Income before income taxes......................      36,502        9,833       37,995        8,854
Income taxes....................................      (1,154)        (200)      (1,194)        (200)
                                                  ----------   ----------   ----------   ----------
Net income......................................  $   35,348   $    9,633   $   36,801   $    8,654
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding.............   4,115,064    4,500,085    4,205,956    3,063,414
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution......................................   4,171,084    4,534,699    4,257,165    3,084,002
                                                  ==========   ==========   ==========   ==========
Net income per common share.....................  $     8.59   $     2.14   $     8.75   $     2.82
                                                  ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution......................................  $     8.47   $     2.12   $     8.64   $     2.81
                                                  ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------   ------------------
                                                            1998      1997       1998      1997
                                                          --------   -------   --------   -------
                                                                      (IN THOUSANDS)
                                                                        (UNAUDITED)
Net income..............................................  $ 35,348   $ 9,633   $ 36,801   $ 8,654
Other comprehensive income:
  Unrealized gains (losses) on investment in First Union
     arising during period..............................    (5,680)    5,994      2,846    21,783
  Less: reclassification adjustment for gains included
     in net income......................................   (37,634)   (9,711)   (40,452)   (9,711)
                                                          --------   -------   --------   -------
Other comprehensive income (loss).......................   (43,314)   (3,717)   (37,606)   12,072
                                                          --------   -------   --------   -------
Comprehensive income (loss).............................  $ (7,966)  $ 5,916   $   (805)  $20,726
                                                          ========   =======   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1997
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
                                                                       (UNAUDITED)
Cash flows from operating activities:
  Net income................................................    $ 36,801        $  8,654
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................          11               8
     Gain on sale of First Union common stock...............     (40,452)         (9,711)
     Loss on call option transactions.......................       2,498              --
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities...............       1,142            (464)
     Other..................................................         117            (213)
                                                                --------        --------
          Net cash provided by (used in) operating
            activities......................................         117          (1,726)
                                                                --------        --------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............      68,824          18,141
  Proceeds from sale of call options........................         363              --
  Repurchases of call options sold..........................        (902)             --
  Purchases of certificates of deposit......................      (6,754)         (8,122)
  Maturities of certificates of deposit.....................       6,655           5,652
  Purchase of property and equipment........................          (3)            (17)
                                                                --------        --------
          Net cash provided by investing activities.........      68,183          15,654
                                                                --------        --------
Cash flows from financing activities:
  Proceeds from note payable................................       1,311              --
  Repayment of note payable.................................      (1,824)        (18,100)
  Purchase of treasury stock................................      (4,770)           (363)
                                                                --------        --------
          Net cash used in financing activities.............      (5,283)        (18,463)
                                                                --------        --------
Increase (decrease) in cash and cash equivalents............      63,017          (4,535)
Cash and cash equivalents at the beginning of the period....         700           4,749
                                                                --------        --------
Cash and cash equivalents at the end of the period..........    $ 63,717        $    214
                                                                ========        ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................    $     18        $    750
                                                                ========        ========
  Income taxes paid (refunded)..............................    $    189        $    (36)
                                                                ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company" or "Enstar") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K/A-1 as filed with the Securities and Exchange Commission on April 21, 1998 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 2: INVESTMENT IN FIRST UNION

     In the first quarter of 1998, the Company sold 101,939 shares of common stock of First Union Corporation ("First Union") for net proceeds of $5,125,000 which were used to repay indebtedness owed to First Union National Bank and to repurchase shares of the Company's common stock. The First Union indebtedness was incurred in conjunction with a stock repurchase program. The sale of the First Union common stock resulted in a realized gain of $2,818,000. During the quarter ended September 30, 1998, the Company sold its remaining 1,232,307 shares of First Union common stock. The Company received net proceeds of $63,699,000 and realized a gain of $37,634,000 on the sale of the shares. See
Note 5.

NOTE 3: TREASURY STOCK

     During the first quarter of 1998, the Company repurchased 303,700 shares of its common stock for approximately $3,955,000. The purchase of such shares was financed through borrowings of approximately $1,211,000 under a revolving credit agreement with First Union National Bank and the proceeds from the sale of 101,939 shares of the Company's First Union common stock. The purchases made in the first quarter of 1998 completed a stock repurchase program announced in July 1997 under which the Company could repurchase up to $5 million of its common stock. Under the program, the Company repurchased a total of 387,826 shares for approximately $4,995,000. On April 21, 1998, the Company announced a second stock repurchase program under which the Company could repurchase up to $5 million of its common stock in the open market at prices deemed favorable from time to time by the Company. As of September 30, 1998, the Company had repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan.

NOTE 4: LITIGATION CONTINGENCIES

     In February 1993, the Company obtained a $15 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate (the "Estate") and others, the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The United States Internal Revenue Service (the "IRS") appealed a determination by the bankruptcy court that the IRS cannot seek payment of the taxes from the Estate. On March 25, 1998, the United States District Court for the Middle District of Florida reversed and remanded the case to the bankruptcy court to determine whether the Estate has any assets from which to satisfy any such tax liability, and if so, for further proceedings to determine pursuant to Section 505(a) of the Bankruptcy Code whether the Estate has any additional income tax liability. On October 27, 1998 the bankruptcy court found that the Estate has no assets and has been closed, and accordingly, granted summary judgement to the Company and Mr. Grassgreen, thereby preventing further efforts by the IRS to seek payment of the taxes from the Estate. On November 4, 1998, the IRS served a notice of appeal of the bankruptcy court's October 27, 1998 order.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

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

NOTE 5: INVESTMENT INCOME

     Investment income for the three and nine months ended September 30, 1998 and 1997, respectively, is made up of the following components:

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 1998          1997          1998          1997
                                              -----------   -----------   -----------   -----------
Gain on sale of First Union common stock....  $37,634,000   $ 9,711,000   $40,452,000   $ 9,711,000
Loss on call option transactions............   (1,371,000)           --    (2,498,000)           --
Dividend and interest income................      631,000       490,000     1,671,000     1,544,000
                                              -----------   -----------   -----------   -----------
          Total investment income...........  $36,894,000   $10,201,000   $39,625,000   $11,255,000
                                              ===========   ===========   ===========   ===========

NOTE 6: FINANCIAL INSTRUMENTS

     At December 31, 1997, the Company had outstanding call options on 400,000 shares of its First Union common stock. During 1998, the Company sold additional call options for 205,000 shares of its First Union common stock. Call options for 55,000 shares expired unexercised and call options were exercised in conjunction with the sale of 260,000 shares of First Union common stock. In addition, the Company repurchased call options for 290,000 shares.

NOTE 7: INVESTMENT COMPANY ACT OF 1940

     As a result of holding the shares of First Union common stock as its primary asset for a period of time longer than the twelve months ending March 27, 1998, the Company may have been required to register as an investment company under the Investment Company Act of 1940 (the "1940 Act"). On March 19, 1998, the Company filed an application with the Securities and Exchange Commission (the "SEC") requesting a two year exemption from registration under the 1940 Act. In April 1998, the Company received initial comments on the original application from the staff of the SEC and filed an amended application on May 22, 1998. While the amended application was still pending, the Company liquidated all of its First Union common stock and is holding the proceeds in cash and cash equivalents. Accordingly, the Company believes that its status as an inadvertent investment company has been effectively resolved.

NOTE 8: SUBSEQUENT EVENTS

     Flowers Transaction. On October 20, 1998, The Company announced the proposed appointment of J. Christopher Flowers to the position of Vice Chairman of the Board of Directors (the "Board") of Enstar effective December 1, 1998. Mr. Flowers has been an outside director of Enstar since October 1996 and has been involved in working with Enstar's management in locating an acquisition target.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     In addition, Enstar and Mr. Flowers have entered into an Investment Agreement, dated October 20, 1998 (the "Investment Agreement"), whereby Enstar will sell to Mr. Flowers 1,158,860 newly issued shares of Enstar's common stock at a price of $12.94375 per share, for a total purchase price of $15 million, in exchange for a full recourse promissory note from Mr. Flowers (the "Transaction"). The price per share represents the average of the reported closing prices for Enstar common stock for the ten trading days immediately preceding October 20, 1998, the date the Board approved the Transaction. In the Investment Agreement, Mr. Flowers has agreed to certain restrictions on his ability to transfer the shares and has agreed not to acquire any additional shares of Enstar or participate in any capacity in certain other significant transactions involving Enstar without the approval of the Board. The Investment Agreement also contains certain provisions relating to conflicting business opportunities and competing transactions involving Mr. Flowers and related entities.

     Mr. Flowers will deliver to Enstar a full recourse promissory note in the amount of $15 million for the purchase price of the shares. The note will bear interest at the rate of 4.06% per annum, will have a maturity of two years and will require quarterly interest payments. Since the interest rate on the note is less than the rate an independent lender would charge Mr. Flowers, the note will be recorded at a discount so as to yield a "market rate" of interest over its term, and a charge to earnings will be incurred to reflect such discount. The promissory note, net of the discount, will be classified as a reduction of equity.

     Enstar and Mr. Flowers have also agreed to enter into a Registration Rights Agreement pursuant to which Mr. Flowers will be granted certain rights to require Enstar to register his shares.

     The Board has decided to present the Transaction to the shareholders of Enstar for a vote in a special meeting to be called for such purpose. The special meeting of shareholders is expected to take place on December 17, 1998. Subject to certain conditions, the Board has agreed to recommend that the Enstar shareholders vote in favor of the Transaction. The consummation of the sale of shares to Mr. Flowers as contemplated in the Investment Agreement is conditioned on the approval of the Transaction by the shareholders of Enstar at the special meeting. In the event the price per share of Enstar common stock exceeds $12.94375 per share at the date of approval by Enstar shareholders, Enstar will recognize a charge to earnings equal to the per share difference multiplied by the 1,158,860 newly issued shares.

     The Company also amended its Share Purchase Rights Plan to exempt the Transaction from the applicable provisions of such plan.

     B-Line Transaction. Enstar has executed a term sheet with B-Line LLC ("B-Line") and other parties outlining the terms of a possible investment in B-Line by Enstar and certain other investors. B-Line is a privately owned company based in Seattle, Washington that provides services to credit card issuers and other holders of similar receivables. Through the use of its proprietary software, B-Line identifies and pursues the collection of nondischargeable debt of debtors who have filed for bankruptcy under Chapter 7 of the Bankruptcy Code.

     Enstar and certain other investors are negotiating the terms and conditions of the possible investment in B-Line. Enstar's investment is expected to be approximately $1.9 million, which would give Enstar an approximate 14% interest in B-Line. Completion of the investment is contingent upon the negotiation of mutually satisfactory definitive agreements executed and delivered by each of the parties and customary closing conditions. There can be no assurance that the parties will successfully negotiate mutually satisfactory definitive agreements; moreover, the terms and conditions of any agreements executed by the parties may differ from those described herein.

     Milken Settlement. Additionally, on November 13, 1998, the Company received approximately $1.1 million in net litigation proceeds as the final payment resulting from legal action brought against Michael Milken and others in 1991. The Company has previously received distributions totalling approximately $16.3 million in 1995 and 1996 in satisfaction of its claims against Milken.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of September 30, 1998, and the related consolidated statements of income, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

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

DELOITTE & TOUCHE LLP

Atlanta, Georgia
October 21, 1998
(November 13, 1998 as to Note 8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's assets, aggregating approximately $67.7 million at September 30, 1998, consisted primarily of cash, cash equivalents and certificates of deposit.

     In the first quarter of 1998, the Company sold 101,939 shares of common stock of First Union Corporation ("First Union") for net proceeds of $5,125,000 which were used to repay indebtedness owed to First Union National Bank and to repurchase shares of the Company's common stock. The First Union indebtedness was incurred in conjunction with a stock repurchase program. The sale of the First Union common stock resulted in a realized gain of $2,818,000. During the quarter ended September 30, 1998, the Company sold its remaining 1,232,307 shares of First Union common stock. The Company received net proceeds of $63,699,000 and realized a gain of $37,634,000 on the sale of the shares.

     At December 31, 1997, the Company had outstanding call options on 400,000 shares of its First Union common stock. During 1998, the Company sold additional call options for 205,000 shares of its First Union common stock. Call options for 55,000 shares expired unexercised and call options were exercised in conjunction with the sale of 260,000 shares of First Union common stock. In addition, the Company repurchased call options for 290,000 shares. The net effect of the call option transactions resulted in a loss of approximately $2.5 million.

     The Company is seeking to acquire an operating business. In addition, the Company has executed a term sheet outlining the terms of a possible investment of approximately $1.9 million. Until such time as the Company uses its assets for an acquisition or the consummation of the $1.9 million investment, the Company's only liquidity needs are to fund operating expenses. In the event the Company fails to acquire an operating business within a reasonable period of time, the Company will consider other alternatives, including, but not limited to, liquidation of the Company.

Financial Condition

     The Company had total assets of $67.7 million at September 30, 1998 compared to $72.9 million at December 31, 1997. The change in total assets was primarily due to the repurchase of approximately 358,000 shares of its common stock for approximately $4.8 million.

     During the first quarter of 1998, the Company repurchased 303,700 shares of its common stock for approximately $3,955,000. The purchase of such shares was financed through borrowings of approximately $1,211,000 under a revolving credit agreement with First Union National Bank and the proceeds from the sale of 101,939 shares of the Company's First Union Common Stock. The purchases made in the first quarter of 1998 completed a stock repurchase program announced in July 1997 under which the Company could repurchase up to $5 million of its common stock. Under the program, the Company repurchased a total of 387,826 shares for approximately $4,995,000. In April 1998, the Company announced a second stock repurchase program under which the Company could repurchase up to $5 million of its common stock in the open market at prices deemed favorable from time to time by the Company. As of September 30, 1998, the Company had repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan.

Other Material Transactions

     Flowers Transaction. On October 20, 1998, The Company announced the proposed appointment of J. Christopher Flowers to the position of Vice Chairman of the Board of Directors (the "Board") of Enstar effective December 1, 1998. Mr. Flowers has been an outside director of Enstar since October 1996 and has been involved in working with Enstar's management in locating an acquisition target.

     In addition, Enstar and Mr. Flowers have entered into an Investment Agreement, dated October 20, 1998 (the "Investment Agreement"), whereby Enstar will sell to Mr. Flowers 1,158,860 newly issued shares of Enstar's common stock at a price of $12.94375 per share, for a total purchase price of $15 million, in exchange for a full recourse promissory note from Mr. Flowers (the "Transaction"). The price per share represents the average of the reported closing prices for Enstar common stock for the ten trading days immediately preceding October 20, 1998, the date the Board approved the Transaction. In the Investment Agreement, Mr. Flowers has agreed to certain restrictions on his ability to transfer the shares and has agreed not to acquire any additional shares of Enstar or participate in any capacity in certain other significant transactions involving Enstar without the approval of the Board. The Investment Agreement also contains certain provisions relating to conflicting business opportunities and competing transactions involving Mr. Flowers and related entities.

     Mr. Flowers will deliver to Enstar a full recourse promissory note in the amount of $15 million for the purchase price of the shares. The note will bear interest at the rate of 4.06% per annum, will have a maturity of two years and will require quarterly interest payments. Since the interest rate on the note is less than the rate an independent lender would charge Mr. Flowers, the note will be recorded at a discount so as to yield a "market rate" of interest over its term, and a charge to earnings will be incurred to reflect such discount. The promissory note, net of the discount, will be classified as a reduction of equity.

     Enstar and Mr. Flowers have also agreed to enter into a Registration Rights Agreement pursuant to which Mr. Flowers will be granted certain rights to require Enstar to register his shares.

     The Board has decided to present the Transaction to the shareholders of Enstar for a vote in a special meeting to be called for such purpose. The special meeting of shareholders is expected to take place on December 17, 1998. Subject to certain conditions, the Board has agreed to recommend that the Enstar shareholders vote in favor of the Transaction. The consummation of the sale of shares to Mr. Flowers as contemplated in the Investment Agreement is conditioned on the approval of the Transaction by the shareholders of Enstar at the special meeting. In the event the price per share of Enstar common stock exceeds $12.94375 per share at the date of approval by Enstar shareholders, Enstar will recognize a charge to earnings equal to the per share difference multiplied by the 1,158,860 newly issued shares.

     The Company also amended its Share Purchase Rights Plan to exempt the Transaction from the applicable provisions of such plan.

     B-Line Transaction. Enstar has executed a term sheet with B-Line LLC ("B-Line") and other parties outlining the terms of a possible investment in B-Line by Enstar and certain other investors. B-Line is a privately owned company based in Seattle, Washington that provides services to credit card issuers and other holders of similar receivables. Through the use of its proprietary software, B-Line identifies and pursues the collection of nondischargeable debt of debtors who have filed for bankruptcy under Chapter 7 of the Bankruptcy Code.

     Enstar and certain other investors are negotiating the terms and conditions of the possible investment in B-Line. Enstar's investment is expected to be approximately $1.9 million, which would give Enstar an approximate 14% interest in B-Line. Completion of the investment is contingent upon the negotiation of mutually satisfactory definitive agreements executed and delivered by each of the parties and customary closing conditions. There can be no assurance that the parties will successfully negotiate mutually satisfactory definitive agreements; moreover, the terms and conditions of any agreements executed by the parties may differ from those described herein.

     Milken Settlement. Additionally, on November 13, 1998, the Company received approximately $1.1 million in net litigation proceeds as the final payment resulting from legal action brought against Michael Milken and others in 1991. The Company has previously received distributions totalling approximately $16.3 million in 1995 and 1996 in satisfaction of its claims against Milken.

Results of Operations

     The Company reported net income of $35,348,000 and $36,801,000 for the three and nine month periods ended September 30, 1998, compared to net income of $9,633,000 and $8,654,000 for the same periods in the prior year. The increase in net income for the three and nine month periods ended September 30, 1998 is primarily attributable to the gain on the sale of shares of the Company's First Union common stock.

     Investment income increased by $26,693,000 and $28,370,000 in the three and nine month periods ended September 30, 1998, respectively, over the same periods in 1997. The increase in investment income for the three and nine month periods ended September 30, 1998 over the same period in 1997 can be primarily attributed to the increase of $27,923,000 and $30,741,000 in the gain on the sale of shares of First Union Common Stock over the same periods from the prior year, reduced by losses of $1,371,000 and $2,498,000 on call option transactions on the Company's First Union Common Stock. The losses on the call option transactions were primarily mark-to-market adjustments on call options sold and the net cost of repurchases of certain call options. Investment income for the three and nine months ended September 30, 1998 also includes dividend and interest income of $631,000 and $1,671,000, respectively, compared to $490,000 and $1,544,000 for the same periods in the prior year.

     General and administrative expenses were $350,000 and $1,565,000 for the three and nine months ended September 30, 1998, respectively, compared to $304,000 and $1,167,000 for the same periods in 1997. The increase in the nine month period ended September 30, 1998 was primarily due to $213,000 in additional franchise taxes and an increase in legal and professional fees.

     Interest expense was $40,000 and $133,000 for the three and nine month periods ended September 30, 1998, respectively. Interest expense for the corresponding periods in 1997 was $66,000 and $717,000, respectively, and included $27,000 and $597,000, respectively, relating to an $18.1 million loan. The indebtedness was incurred by the Company in October 1996 for the purpose of repaying certain of the Company's liabilities subject to compromise. The loan was subsequently repaid in July 1997.

     Since the completion of the Company's reorganization in March 1997, no reorganization expenses have been incurred. Prior to that date, reorganization items consisted of interest income less expenses directly related to the reorganization of the Company. Net expenses of the reorganization for the nine months ended September 30, 1997 were $484,000.

     Income tax expense was $1,154,000 and $1,194,000 for the three and nine month periods ended September 30, 1998, respectively, and $200,000 for the comparable periods in 1997. The increase in income tax expense was a result of an increase in the valuation reserve for deferred tax assets. The Company incurred an alternative minimum tax liability for its tax year ended August 31, 1998, and provided a valuation reserve against the resulting credit carryforward. In addition, certain state income taxes were incurred during the three and nine months ended September 30, 1998 since the state taxable income amounts exceeded available state net operating loss carryforwards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Beginning in 1991, the Company was involved in extensive litigation relating to its bankruptcy case. The Company's bankruptcy case was closed by final decree dated July 17, 1997. Except as described below, the Company is not aware of any pending litigation matters that could have a material adverse effect on the Company.

     In February 1993, the Company obtained a $15 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate (the "Estate"), and others, and the confirmed plan of reorganization of the Estate (the "Grassgreen Bankruptcy Estate Settlement") the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The United States Internal Revenue Service (the "IRS") asserted a liability of the Company for taxes allegedly owed by the Estate. In December 1996, the IRS appealed a determination by the United States Bankruptcy Court for the Middle District of Florida (the "Florida Bankruptcy Court") that the IRS cannot seek payment of the taxes. The alleged tax liability, for calendar year 1994, is for sums paid to the Company in connection with the Grassgreen Bankruptcy Estate Settlement by third parties to resolve the Company's claims against those parties. In United States of America v. Richard J. Grassgreen and The Enstar Group, Inc., Case No. 96-1099-CIV-J-10 (U.S.D.C. M.D. Fla.), the IRS claims that it should be entitled to assess additional taxes in the approximate amount of $1.6 million against the Estate for 1994 and that the IRS should be able to seek payment of those taxes from the Company by virtue of the Company's agreement to pay certain taxes of the Estate. On March 25, 1998, the United States District Court for the Middle District of Florida reversed and remanded the case to the Florida Bankruptcy Court to determine whether the Estate has any assets from which to satisfy any such tax liability, and if so, for further proceedings to determine pursuant to
Section 505(a) of the Bankruptcy Code whether the Estate has any additional income tax liability. On October 27, 1998, the Florida Bankruptcy Court found that the Estate has no assets and has been closed. Accordingly, the Florida Bankruptcy Court granted summary judgement to the Company and Mr. Grassgreen, thereby preventing further efforts by the IRS to seek payment of the taxes from the Estate. On November 4, 1998, the IRS served a notice of appeal of the Florida Bankruptcy Court's October 27, 1998 order. The Company has accrued a liability for the potential tax and accrued interest, and will continue to accrue the potential liability until it is certain that the matter is resolved. The Company intends to continue to vigorously contest that the Estate has any assets from which to pay any taxes that might be determined to be owed or that the Company has any obligation to pay such taxes. In addition, the Company intends, if necessary, to contest vigorously that any taxes are owed by the Estate.

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

     On November 13, 1998, the Company received approximately $1.1 million in net litigation proceeds as its share of the final distribution resulting from its legal action originally brought against Michael Milken and others in 1991. The payment represents Enstar's share of the final distribution from the global settlement pool established as part of the global settlement of all actions against Mr. Milken and related parties in In re the Drexel Burnham Lambert Group, Inc., et al., 90 Civ. Ct. 6954 (MP), Chapter 11 Case Number 90B10421 SCG (jointly administered), in the United States District Court for the Southern District of New York. The Company has previously received distributions from the settlement pool totalling approximately $16.3 million. The Company had been informed by counsel to expect a much smaller final distribution, but apparently the funds remaining in the settlement pool for distribution were substantially greater than anticipated.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company entered into a Rights Agreement, dated as of January 20, 1997, with American Stock Transfer & Trust Company, as rights agent (the "Rights Agreement"), pursuant to which the Company's shareholders receive rights to subscribe for additional shares if certain triggering events occur, including the acquisition by a person of 15% or more of the total number of outstanding shares of the Company's common stock. In connection with the Transaction, the Company executed an amendment to the Rights Agreement (the "Amendment Agreement") on October 20, 1998 to exclude from the definition of "Acquiring Person" (as such term is defined in the Rights Agreement) Flowers and certain permitted transferees and to otherwise exempt the Transaction and certain transfers or pledges of the shares of the Company's common stock from the applicable provisions of the Rights Agreement. The Company has agreed that the Amendment Agreement shall remain in full force and effect at all times.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   3.1       --  Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q dated August 4, 1998).
   3.2       --  Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K/A-1, dated
                 April 21, 1998).
   4.1       --  Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form 10,
                 dated March 27, 1997).
   4.2       --  Amendment Agreement dated as of October 20, 1998 to the
                 Rights Agreement dated as of January 20, 1997 between the
                 Registrant and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to Form 8-K,
                 dated October 20, 1998).
  10.1       --  Investment Agreement dated October 20, 1998 between the
                 Registrant and J. Christopher Flowers, together with certain exhibits thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, dated October 20, 1998).
  27.1       --  Financial Data Schedule (For SEC use only)
  99.1       --  The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement for
                 Forward-Looking Statements.

     (b) Reports on Form 8-K

     (i) A report on Form 8-K dated July 16, 1998 announcing the sale of 205,000 shares of First Union Corporation common stock in conjunction with the exercise of call options previously sold by The Enstar Group, Inc.

     (ii) A report on Form 8-K dated August 18, 1998 announcing the sale of The Enstar Group, Inc.'s remaining 1,027,307 shares of First Union Corporation common stock.

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

Date: November 13, 1998