Form 10-K
period 1998-12-31
ENSTAR GROUP INC
filed 1999-03-29
CIK 55820

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                              OR
      (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                               WHICH REGISTERED
--------------------------------------------    --------------------------------------------
               Not applicable                                  Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          COMMON STOCK, $.01 PAR VALUE
                      (including rights attached thereto)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the registrant as of March 22, 1999, was $47,539,170 (Based on the closing price on such date on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc.).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at March 22, 1999 was 5,265,729.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1999 are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
1.     Business....................................................    1
2.     Properties..................................................    4
3.     Legal Proceedings...........................................    4
4.     Submission of Matters to a Vote of Security Holders.........    5
       Supplementary Item. Certain Risk Factors....................    5
                                 PART II
5.     Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................    6
6.     Selected Financial Data.....................................    7
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    7
7A.    Quantitative and Qualitative Disclosures About Market
       Risks.......................................................   11
8.     Financial Statements and Supplementary Data.................   11
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   27
                                PART III
10.    Directors and Executive Officers of the Registrant..........   27
11.    Executive Compensation......................................   27
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   27
13.    Certain Relationships and Related Transactions..............   27
                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................   27

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Enstar Group, Inc., a Georgia corporation (the "Company"), currently holds assets, aggregating approximately $68.0 million at December 31, 1998, consisting primarily of cash or cash equivalent assets and short-term certificates of deposit. The Company filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on May 31, 1991 and operated as a reorganized debtor pursuant to its Second Amended Plan of Reorganization, as modified (the "Reorganization Plan"), until July 17, 1997 when the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court") closed the Company's Chapter 11 proceedings by final order. During 1997 and in accordance with the terms of the Reorganization Plan and orders of the Bankruptcy Court, the Company issued 4,549,060 shares of common stock, par value $.01 per share (the "Common Stock" or "Shares") to qualified former shareholders of record, or transferees of such former shareholders, of the common stock of the Company which had been cancelled in the Company's bankruptcy proceeding (the "Cancelled Stock"). See "History." The Company currently is engaged actively in the search for one or more operating businesses which meet the Company's acquisition criteria. The Company does not operate in multiple segments. See "Strategy for Business Acquisitions."

ORGANIZATIONAL STRUCTURE

     The Company's executive offices are located at 172 Commerce Street - 3rd Floor, Montgomery, Alabama 36104, and its telephone number is (334) 834-5483. The Company has seven employees whose principal duties currently include managing the assets of the Company, evaluating potential acquisition candidates, fulfilling reporting requirements associated with being a publicly traded company and various other accounting and tax matters. The Company is a Georgia corporation and successor by a 1996 merger to a Delaware corporation of the same name.

SUBSIDIARIES

     The Company has one wholly-owned subsidiary, Enstar Financial Services, Inc., a Florida corporation, which currently is inactive.

HISTORY

     The Company filed for protection under Chapter 11 of the United States Bankruptcy Code on May 31, 1991 in the United States Bankruptcy Court for the Middle District of Alabama. Prior to its bankruptcy filing, the Company was a publicly traded holding company with subsidiaries operating primarily in the specialty retail business and the financial services business. Prior to November 16, 1989, when its name was changed, the Company's name was Kinder-Care, Inc., and prior to January 1987, the Company's name was Kinder-Care Learning Centers, Inc. The Company originally was incorporated on October 26, 1970 in the State of Delaware.

     The Company's retail services subsidiaries filed for bankruptcy prior to May 31, 1991. At the time of its bankruptcy filing, the Company's principal remaining business was its ownership of approximately 49% of the outstanding common stock of American Savings of Florida, F.S.B. ("American").

     The Company's Reorganization Plan was confirmed in February, 1992, and became effective on June 1, 1992 (the "Effective Date"). The Reorganization Plan provided that creditors would receive all distributions under the Reorganization Plan until paid in full and that the Company's stock would be cancelled on the Effective Date. The Bankruptcy Court authorized a modification of the Company's Reorganization Plan in August of 1993. Among other things, the modification clarified that any property remaining after creditors had been paid in full would be held for the benefit of the Company's former shareholders.

     On July 1, 1995, the Company disposed of its stock in American through a merger with a wholly-owned subsidiary of First Union Corporation ("First Union"). On the date of the merger, the Company owned

5,689,391 shares of American, in exchange for which it received $82.5 million in cash which it used to pay certain creditor claims and 815,549 shares of First Union common stock (the "First Union Common Stock") with a market value on the exchange date of $45.25 per share. In addition to the shares of First Union Common Stock received pursuant to the merger, the Company acquired 16,191 shares through settlements with parties in the litigation against the Company's former Chairman and Chief Executive Officer, Richard Grassgreen, and 21,683 shares purchased through First Union's dividend reinvestment program. During 1997, the Company sold 186,300 shares of First Union Common Stock, the proceeds of which were used to repay an $18.1 million loan which had been used to pay the remaining allowed claims of creditors under the Reorganization Plan. Subsequently, First Union paid a 2-for-1 stock dividend. During 1998, the Company sold its remaining 1,334,246 shares of First Union Common Stock.

     In addition to the proceeds received from the disposition of the American stock, the Company has received recoveries from litigation pursued under the terms of its Reorganization Plan. The total amount of these recoveries, net of expenses, was approximately $25.5 million, including $1.1 million received in 1998 and the reversal of a $1.9 million reserve previously accrued.

     In total, the Company paid approximately $116.8 million under its Reorganization Plan to satisfy the allowed claims of creditors, including interest. In 1997, the Company completed its reorganization and distributed 4,549,060 Shares to its qualified former shareholders in accordance with the terms of its Reorganization Plan.

B-LINE INVESTMENT

     In November 1998, the Company made an investment in B-Line LLC ("B-Line"). B-Line is a privately owned company based in Seattle, Washington, that provides services to credit card issuers and other holders of similar receivables. The Company invested $950,000 in membership units of B-Line, representing approximately 8.77% of the then outstanding units of B-Line. The Company also purchased a one-year warrant to acquire additional B-Line units, with an aggregate exercise price of $950,000. Other investors also purchased membership units and warrants in B-Line. If the Company and the other investors with outstanding B-Line warrants and options were to exercise those warrants and options, the Company would own approximately 13.89% of B-Line. The Company's investment in B-Line is accounted for under the equity method. In addition, legal and professional fees of approximately $15,000 incurred in the purchase of the Company's investment were capitalized as a part of the original cost.

FLOWERS TRANSACTION

     On October 20, 1998, the Company and J. Christopher Flowers ("Flowers") entered into an Investment Agreement (the "Investment Agreement"), whereby the Company agreed to sell to Flowers 1,158,860 newly issued shares of the Company's Common Stock at a price of $12.94375 per share, for a total purchase price of $15.0 million, in exchange for a full recourse promissory note from Flowers (the "Transaction"). The price per share represented the average of the reported closing prices for the Company's Common Stock for the ten trading days immediately preceding October 20, 1998, the date the Board of Directors (the "Board") approved the Transaction. In the Investment Agreement, Flowers agreed to certain restrictions on his ability to transfer the Shares and agreed not to acquire any additional Shares of the Company or participate in any capacity in certain other significant transactions involving the Company without the approval of the Board. The Investment Agreement also contains certain provisions relating to conflicting business opportunities and competing transactions involving Flowers and related entities. In addition, Flowers was appointed to the executive officer position of Vice Chairman of the Board effective December 1, 1998.

     On December 17, 1998, the Transaction was approved by the shareholders of the Company at a special meeting held for such purpose. On December 18, 1998, the Company consummated the sale of the shares to Flowers, resulting in Flowers owning approximately 23% of the outstanding Common Stock of the Company at such date. Since the price per share on the date of the shareholders' approval
($13 5/8) exceeded the per share sales price to Flowers, a charge to earnings of approximately $789,000 was recognized. In addition, legal, professional and other fees of approximately $454,000 incurred in relation to the Transaction were charged to equity.

     The full recourse promissory note in the amount of $15.0 million for the purchase price of the shares bears interest at the rate of 4.06% per annum, requires quarterly interest payments and has a maturity date of December 18, 2000. Since the interest rate on the note is less than the rate an independent lender would charge Flowers, the note was recorded at a discount so as to yield a then current "market rate" of interest over its term, and a charge to earnings of approximately $990,000 was incurred to reflect such discount. This discount is being accreted over the term of the note. The promissory note, net of discount, is classified as a reduction of equity.

     The Company and Flowers entered into a Registration Rights Agreement pursuant to which Flowers was granted certain rights to require the Company to register his shares.

     The Company believes that it was in the best interests of the Company's future business prospects to retain Flowers as a director and Vice Chairman of the Board of Directors, an executive officer position, in order to capitalize on Flowers' business and financial acumen and reputation. The Company believes that Flowers' experience in mergers and acquisitions will support the Company's search for an operating entity.

     Prior to the consummation of the Transaction, Flowers had been an outside director of the Company since October 1996 and had been involved in working with Company's management in locating an acquisition target. He graduated magna cum laude from Harvard College and joined Goldman, Sachs & Co. in 1979. He was made a general partner in 1988 and a managing director in 1996. At Goldman, Sachs & Co., Flowers was a founder of and headed the Financial Institutions Group. Flowers resigned from Goldman, Sachs & Co. as of November 27, 1998 in order to pursue his own business interests.

     By consummating the Transaction with Flowers, the Company secured Flowers' continued services in an enhanced capacity as Vice Chairman of the Board of Directors and further aligned Flowers' interests with those of the Company's shareholders. The Company believes that consummation of the Transaction provided further incentives to Flowers, as a 23% shareholder of the Company, to devote his efforts to locate one or more operating companies to acquire and to participate in the negotiation of such acquisition.

STRATEGY FOR BUSINESS ACQUISITIONS

     The Company currently is engaged in the active search for one or more operating businesses. This search occupies substantially all of the time of the Company's senior officers. The Company's officers and directors have made efforts to identify suitable acquisition targets. Such efforts, however, have not resulted to date in any definitive agreements with respect to the acquisition of any business or company.

     The Company's strategy for making a suitable acquisition is to utilize the considerable experience, knowledge and business contacts of the Company's executive officers and directors. Each of the Company's directors has been asked by management to assist the Company actively in its pursuit of an acquisition, and since Flowers' appointment to Vice Chairman of the Board, he has played an enhanced role in the Company's search for an operating company. Management follows up on the leads and meets with various prospective targets. The Company will conduct rigorous financial and legal due diligence with respect to any entity about which it has a strong interest.

     The Company does not presently focus solely on any particular industry or geographical market. While the Company focuses its attention in the United States, the Company does investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or some combination of both. The Company may also borrow money in connection with the acquisition. In that event, the Company's shareholders would be subject to the risks normally associated with leveraged transactions. Depending upon the level of indebtedness, a leveraged transaction could have important consequences to the Company, including the following: (i) if the acquired business is unable to achieve satisfactory operating results, the Company could prove unable to service such indebtedness; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal or interest on its indebtedness and would not be available for other purposes; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or other acquisitions may be limited; and (iv) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry. In order to preserve the Company's possible use of its net operating loss carryforwards ("NOLs"), the Company does not currently intend to offer an interest in the Company in connection with the acquisition of one or more operating businesses that would cause an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended.

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

ITEM 2.  PROPERTIES

     The Company does not currently own any real property. Pursuant to oral agreements, the Company leases a suite of offices at 172 Commerce Street - 3rd Floor, Montgomery, Alabama and space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the suite of offices and warehouse space from unaffiliated third parties for $2,185 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates. The cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations.

ITEM 3.  LEGAL PROCEEDINGS

     Beginning in 1991, the Company was involved in extensive litigation relating to its bankruptcy case. The Company's bankruptcy case was closed by final decree dated July 17, 1997. Except as described below, the Company is not aware of any pending litigation matters that could have a material adverse effect on the Company.

     In February 1993, the Company obtained a $15.0 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate (the "Estate"), and others, and the confirmed plan of reorganization of the Estate (the "Grassgreen Bankruptcy Estate Settlement"), the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The United States Internal Revenue Service (the "IRS") asserted a liability of the Company for taxes allegedly owed by the Estate. In December 1996, the IRS appealed a determination by the United States Bankruptcy Court for the Middle District of Florida (the "Florida Bankruptcy Court") that the IRS cannot seek payment of the taxes. The alleged tax liability, for calendar year 1994, was for sums paid to the Company in connection with the Grassgreen Bankruptcy Estate Settlement by third parties to resolve the Company's claims against those parties. In United States of America v. Richard J. Grassgreen and The Enstar Group, Inc., Case No. 96-1099-CIV-J-10 (U.S.D.C. M.D. Fla.), the IRS claimed that it should be entitled to assess additional taxes in the approximate amount of $1.6 million against the Estate for 1994 and that the IRS should be able to seek payment of those taxes from the Company by virtue of the Company's agreement to pay certain taxes of the Estate. On March 25, 1998, the United States District Court for the Middle District of Florida reversed and remanded the case to the Florida Bankruptcy Court to determine whether the Estate had any assets from which to satisfy any such tax liability, and if so, for further proceedings to determine pursuant to
Section 505(a) of the Bankruptcy Code whether the Estate had any additional income tax liability. On October 27,

1998, the Florida Bankruptcy Court found that the Estate had no assets and had been closed. Accordingly, the Florida Bankruptcy Court granted summary judgement to the Company and Mr. Grassgreen, thereby preventing further efforts by the IRS to seek payment of the taxes from the Estate. On November 4, 1998, the IRS served a notice of appeal of the Florida Bankruptcy Court's October 27, 1998 order, but subsequently dismissed the appeal pursuant to stipulation of the parties and order of the United States District Court for the Middle District of Florida dated December 16, 1998. As a result, the Company has reversed the previously accrued liability of $1.9 million for the potential tax and accrued interest.

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

     On November 13, 1998, the Company received approximately $1.1 million in net litigation proceeds as its share of the final distribution resulting from its legal action originally brought against Michael Milken and others in 1991. The payment represents the Company's share of the final distribution from the global settlement pool established as part of the global settlement of all actions against Mr. Milken and related parties in In re the Drexel Burnham Lambert Group, Inc., et al., 90 Civ. Ct. 6954 (MP), Chapter 11 Case Number 90B10421 SCG (jointly administered), in the United States District Court for the Southern District of New York. The Company has previously received distributions from the settlement pool totalling approximately $16.3 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of shareholders on December 17, 1998. The purpose of the meeting was to consider and vote upon a proposal to approve the transactions contemplated under the Investment Agreement between the Company and Flowers, whereby the Company would sell to Flowers 1,158,860 shares of newly issued Common Stock for $15.0 million in exchange for a full recourse promissory note from Flowers. Votes cast were: 2,393,286 for, 383,832 against and 10,450 abstentions.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. On March 27, 1997, the Company commenced distribution of its Common Stock to its former shareholders of record. The qualified former shareholders received one share of Common Stock for every ten shares of Cancelled Stock and cash in lieu of fractional shares based on the net book value of the Company on December 31, 1996. The Company's Common Stock initially began trading on April 1, 1997. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 1998 and 1997, as reflected in the OTC Bulletin Board Daily Trade and Quote Summary Report:

                                                               1998                1997
                                                         -----------------   -----------------
                                                          HIGH       LOW      HIGH       LOW
                                                         -------   -------   -------   -------
First Quarter..........................................  14  1/2   10  1/2     N/A       N/A
Second Quarter.........................................  15  7/16  13  7/8   12         8  1/8
Third Quarter..........................................  16  1/2   10  3/4   14  3/4   11  3/8
Fourth Quarter.........................................  15  3/16  12  3/4   14  1/16  10  3/4

     At March 22, 1999, there were approximately 3,557 holders of record of the Company's Common Stock.

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

     On December 18, 1998, the Company sold 1,158,860 newly issued shares of the Company's Common Stock to Flowers in exchange for a full recourse promissory note from Flowers in the amount of $15.0 million. The sale of Common Stock to Flowers was effected in a private placement transaction which was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 1998 and is derived in part from the audited Consolidated Financial Statements of the Company. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and related notes thereto, and other financial data included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                               1998         1997       1996       1995       1994
                                            ----------   ----------   -------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from continuing
  operations..............................  $   38,348   $    8,917   $   740   $ 14,122   $ (4,650)
Income from discontinued operations(1)....                                        54,482      9,477
                                            ----------   ----------   -------   --------   --------
Net income................................  $   38,348   $    8,917   $   740   $ 68,604   $  4,827
                                            ==========   ==========   =======   ========   ========
Income (loss) per common share:
  Continuing operations...................  $     9.08   $     2.61   $ 7,400   $141,220   $(46,500)
  Discontinued operations.................                                       544,820     94,770
                                            ----------   ----------   -------   --------   --------
  Net income..............................  $     9.08   $     2.61   $ 7,400   $686,040   $ 48,270
                                            ==========   ==========   =======   ========   ========
Weighted average shares outstanding(2)....   4,221,555    3,413,351       100        100        100
                                            ==========   ==========   =======   ========   ========
Income (loss) per common share -- assuming
  dilution:
  Continuing operations...................  $     8.97   $     2.61   $ 7,400   $141,220   $(46,500)
  Discontinued operations.................                                       544,820     94,770
                                            ----------   ----------   -------   --------   --------
  Net income..............................  $     8.97   $     2.61   $ 7,400   $686,040   $ 48,270
                                            ==========   ==========   =======   ========   ========
Weighted average shares outstanding --
  assuming dilution(2)....................   4,275,500    3,421,738       100        100        100
                                            ==========   ==========   =======   ========   ========
Pro forma income (loss) per common
  share(3):
  Continuing operations...................               $     1.96   $  0.16   $   3.10   $  (1.02)
  Discontinued operations.................                                         11.98       2.08
                                                         ----------   -------   --------   --------
  Net income..............................               $     1.96   $  0.16   $  15.08   $   1.06
                                                         ==========   =======   ========   ========
Balance Sheet data:
  Total assets............................  $   68,017   $   72,932   $69,572   $ 59,602   $ 64,787
  Note payable............................                      513    18,100
  Liabilities subject to compromise.......         370          358       588     26,540    108,238
  Total liabilities.......................       1,073        3,268    21,430     27,702    110,315
  Shareholders' equity (deficit)..........      66,944       69,664    48,142     31,900    (45,528)

---------------

(1) Represents the equity in earnings of American Savings of Florida, F.S.B. ("American"), accounted for under the equity method of accounting, through July 1, 1995. On July 1, 1995, the Company sold its investment in American to First Union Corporation and recognized a gain of approximately $52.7 million. As a result of the disposition, the Company ceased to have banking operations and, accordingly, has accounted for its investment in American as a discontinued operation.
(2) Upon confirmation of its Reorganization Plan on June 1, 1992, the Company issued 100 shares of common stock to the Company's Chief Executive Officer as trustee.
(3) Pro forma amounts per common share assuming that all shares issued (4,549,060) as of December 31, 1997 had been outstanding for all years presented before 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets, aggregating approximately $68.0 million at December 31, 1998, consist primarily of cash, cash equivalents and certificates of deposit.

     During 1998, the Company sold 1,334,246 shares of First Union Common Stock for net proceeds of approximately $68.8 million. The sale of the First Union Common Stock resulted in a realized gain of approximately $40.5 million.

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

     In November 1998, the Company made an investment in B-Line LLC ("B-Line"). B-Line is a privately owned company based in Seattle, Washington, that provides services to credit card issuers and other holders of similar receivables. The Company invested $950,000 in membership units of B-Line, representing approximately 8.77% of the then outstanding units of B-Line. The Company also purchased a one-year warrant to acquire additional B-Line units, with an aggregate exercise price of $950,000. Other investors also purchased membership units and warrants in B-Line. If the Company and the other investors with outstanding B-Line warrants and options were to exercise those warrants and options, the Company would own approximately 13.89% of B-Line. The Company's investment in B-Line is accounted for under the equity method. In addition, legal and professional fees of approximately $15,000 incurred in the purchase of the Company's investment were capitalized as a part of the original cost.

     On November 13, 1998, the Company received approximately $1.1 million in net litigation proceeds as its share of the final distribution resulting from its legal action originally brought against Michael Milken and others in 1991. The payment represents the Company's share of the final distribution from the global settlement pool established as part of the global settlement of all actions against Mr. Milken and related parties in In re the Drexel Burnham Lambert Group, Inc., et al., 90 Civ. Ct. 6954 (MP), Chapter 11 Case Number 90B10421 SCG (jointly administered), in the United States District Court for the Southern District of New York. The Company has previously received distributions from the settlement pool totaling approximately $16.3 million.

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

FINANCIAL CONDITION

     The Company had total assets of $68.0 million at December 31, 1998 compared to $72.9 million at December 31, 1997. The change in total assets was primarily due to the repurchase of approximately 358,000 shares of the Company's Common Stock for approximately $4.8 million.

     The Company's total liabilities at December 31, 1998 were $1.1 million compared to $3.3 million at December 31, 1997. The decrease in liabilities is primarily due to the repayment of a net $513,000 in indebtedness and the reversal of a $1.9 million reserve for litigation settlements.

     During the first quarter of 1998, the Company repurchased 303,700 shares of its Common Stock for approximately $4.0 million. The purchase of such Shares was financed through borrowings of approximately $1.2 million under a revolving credit agreement with First Union National Bank and the proceeds from the sale of 101,939 shares of the Company's First Union Common Stock. The purchases made in the first quarter of 1998 completed a stock repurchase program announced in July 1997 under which the Company could repurchase up to $5.0 million of its Common Stock. Under the program, the Company repurchased a total of 387,826 Shares for approximately $5.0 million. On April 21, 1998, the Company announced a second stock repurchase program under which the Company could repurchase up to $5.0 million of its Common Stock in the open market at prices deemed favorable from time to time by the Company. As of December 31, 1998, the Company had repurchased 54,525 shares of its Common Stock for approximately $815,000 as part of this plan. Under the two stock repurchase programs, the Company has repurchased a total of 442,351 Shares for approximately $5.8 million.

OTHER MATERIAL TRANSACTION

     Flowers Transaction. On October 20, 1998, the Company and Flowers entered into an Investment Agreement, whereby the Company agreed to sell to Flowers 1,158,860 newly issued shares of the Company's Common Stock at a price of $12.94375 per share, for a total purchase price of $15.0 million, in exchange for a full recourse promissory note from Flowers. The price per share represented the average of the reported closing prices for the Company's Common Stock for the ten trading days immediately preceding October 20, 1998, the date the Board approved the Transaction. In the Investment Agreement, Flowers agreed to certain restrictions on his ability to transfer the shares and agreed not to acquire any additional Shares of the Company or participate in any capacity in certain other significant transactions involving the Company without the approval of the Board. The Investment Agreement also contains certain provisions relating to conflicting business opportunities and competing transactions involving Flowers and related entities. In addition, Flowers was appointed to the executive officer position of Vice Chairman of the Board effective December 1, 1998.

     On December 17, 1998, the Transaction was approved by the shareholders of the Company at a special meeting held for such purpose. On December 18, 1998, the Company consummated the sale of the shares to Flowers, resulting in Flowers owning approximately 23% of the outstanding Common Stock of the Company at such date. Since the price per share on the date of the shareholders' approval
($13 5/8) exceeded the per share sales price to Flowers, a charge to earnings of approximately $789,000 was recognized. In addition, legal, professional and other fees of approximately $454,000 incurred in relation to the Transaction were charged to equity.

     The full recourse promissory note in the amount of $15.0 million for the purchase price of the shares bears interest at the rate of 4.06% per annum, requires quarterly interest payments and has a maturity date of December 18, 2000. Since the interest rate on the note is less than the rate an independent lender would charge Flowers, the note was recorded at a discount so as to yield a then current "market rate" of interest over its term, and a charge to earnings of approximately $990,000 was incurred to reflect such discount. This discount is being accreted over the term of the note. The promissory note, net of discount, is classified as a reduction of equity.

     The Company and Flowers entered into a Registration Rights Agreement pursuant to which Flowers was granted certain rights to require the Company to register his shares.

RESULTS OF OPERATIONS

  1998 Compared to 1997

     Investment income was $40.5 million in 1998 compared to $11.9 million in 1997. This substantial increase is a result of the gain on the sale of the Company's shares of First Union Common Stock, partially offset by losses incurred on call option transactions involving the First Union Common Stock and an increase in interest income resulting from depositing the proceeds from the sale of the First Union shares in interest bearing accounts.

     The Company had litigation income of $3.0 million in 1998 compared to litigation expense of $43,000 in 1997. In 1998, the Company received approximately $1.1 million in proceeds from the Milken litigation and reversed a $1.9 million reserve for litigation settlements previously recorded in connection with the Grassgreen litigation.

     General and administrative expenses were $3.7 million in 1998 and $1.4 million in 1997. The increase in 1998 was primarily a result of the Flowers Transaction and includes compensation expense of approximately $789,000 relating to the difference between the market value of the shares of Common Stock on the date of shareholder approval over the price at which the shares were sold to Flowers. In addition, approximately $973,000 was recognized as expense relating to the discount on the note issued by Flowers to the Company. The Company also incurred additional franchise taxes of approximately $210,000 in 1998.

     Interest expense was $28,000 in 1998 compared to $761,000 in 1997. Interest expense decreased in 1998 primarily because of the repayment of a $18.1 million loan in 1997 and the reversal of accrued interest on the reserve for litigation settlements in 1998.

     Income tax expense was $1.4 million in 1998 and $221,000 in 1997. The increase in 1998 compared to 1997 was principally due to state tax expense, which increased as a result of the absence of NOLs in amounts sufficient to fully offset state taxable income. The Company's effective tax rate remains substantially less than statutory rates primarily due to the availability of NOLs for federal tax purposes.

     Consolidated net income was $38.3 million in 1998 compared to $8.9 million in 1997. The increase in 1998 from 1997 is primarily due to the increase in the gain on the sale of shares of First Union Common Stock.

  1997 Compared to 1996

     Investment income was $11.9 million in 1997 compared to $1.9 million in 1996. This increase resulted from the gain on the sale of 186,300 shares of First Union Common Stock of approximately $9.7 million, a reclassification of interest income of approximately $184,000 and a gain on sale of call options on First Union Common Stock of approximately $137,000. Through March 1997, interest income was classified as a reorganization item. After the distribution of its Common Stock, the Company completed its reorganization and accordingly, interest income subsequent to March 1997 is included in investment income.

     The Company had litigation expense of $43,000 in 1997 and litigation income of $2.0 million in 1996. In 1996, the Company received approximately $3.1 million in proceeds from the Milken and Grassgreen litigation. This amount was partially offset by payment of claims and adjustments to litigation reserves of approximately $1.1 million.

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

     Reorganization items consist of interest income less expenses directly related to the reorganization of the Company. The Company completed its reorganization in March 1997 and therefore incurred no reorganization items from that point forward. Net reorganization expense was $484,000 for 1997 compared to net reorganization income of $79,000 for 1996. The increase in net expenses for 1997 was a result of expenses incurred in connection with the distribution of the Company's Common Stock.

     Interest expense was $761,000 in 1997 compared to $871,000 in 1996. Interest expense for 1997 was comprised of $597,000 relating to the $18.1 million loan repaid in July 1997 and $164,000 relating to the reserve for litigation settlements and liabilities subject to compromise. Interest expense for 1996 was related to liabilities subject to compromise and the reserve for litigation settlements.

     Income tax expense of $221,000 was recorded in 1997 due to the alternative minimum tax which limits the utilization of NOLs. The additional income tax expense that would have been recordable for 1997 and 1996 was offset by the Company's utilization of the tax loss carryforwards.

     Consolidated net income was $8.9 million in 1997 compared to $740,000 in 1996. The increase in 1997 from 1996 is primarily due to the $9.7 million gain on the sale of 186,300 shares of First Union Common Stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to some market risk from changes in interest rates, but the Company does not believe the risk is material. The Company had cash and cash equivalents of approximately $12.8 million in interest bearing accounts (interest at floating rates) and approximately $53.4 million of short-term certificates of deposit (interest at fixed rates) at December 31, 1998. Although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average term of certificates held by the Company at December 31, 1998 is approximately two months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates. The Company also had a full recourse note receivable at December 31, 1998, classified as a reduction of equity. The $15.0 million note bears interest at a fixed rate of 4.06% per annum, requires quarterly interest payments, and matures in December 2000. The note was recorded at a discount so as to yield a then current market rate of interest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Enstar Group, Inc.

     We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 1999

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998       1997
                                                              --------   ---------
                                      ASSETS
Cash and cash equivalents...................................  $ 12,826   $     700
Certificates of deposit.....................................    53,424       3,322
Other.......................................................       724         484
Investment in First Union...................................        --      68,380
Investment in B-Line LLC....................................     1,007          --
Property and equipment, net.................................        36          46
                                                              --------   ---------
          Total assets......................................  $ 68,017   $  72,932
                                                              ========   =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable................................................  $     --   $     513
Reserve for litigation settlements..........................        --       1,877
Accounts payable and accrued liabilities....................       529          47
Deferred liabilities........................................       174         473
Other.......................................................       370         358
                                                              --------   ---------
          Total liabilities.................................     1,073       3,268
                                                              --------   ---------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,707,920 and 4,549,060 shares issued at
     December 31, 1998 and 1997, respectively)..............        57          45
  Additional paid-in capital................................   183,201     167,878
  Accumulated other comprehensive income -- unrealized gain
     on investment in First Union...........................        --      37,606
  Note receivable, net of discount of $973..................   (14,027)         --
  Accumulated deficit.......................................   (96,477)   (134,825)
  Treasury stock, at cost (442,351 and 84,126 shares at
     December 31, 1998 and 1997, respectively)..............    (5,810)     (1,040)
                                                              --------   ---------
          Total shareholders' equity........................    66,944      69,664
                                                              --------   ---------
          Total liabilities and shareholders' equity........  $ 68,017   $  72,932
                                                              ========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1998         1997       1996
                                                              ----------   ----------   -------
Investment income...........................................  $   40,525   $   11,875   $ 1,871
Litigation income (expense), net............................       3,024          (43)    1,999
General and administrative expenses.........................      (3,733)      (1,449)   (2,338)
Reorganization items, net...................................          --         (484)       79
Interest expense............................................         (28)        (761)     (871)
                                                              ----------   ----------   -------
Income before income taxes..................................      39,788        9,138       740
Income taxes................................................      (1,440)        (221)       --
                                                              ----------   ----------   -------
Net income..................................................  $   38,348   $    8,917   $   740
                                                              ==========   ==========   =======
Weighted average shares outstanding.........................   4,221,555    3,413,351       100
                                                              ==========   ==========   =======
Weighted average shares outstanding -- assuming dilution....   4,275,500    3,421,738       100
                                                              ==========   ==========   =======
Net income per common share.................................  $     9.08   $     2.61   $ 7,400
                                                              ==========   ==========   =======
Net income per common share -- assuming dilution............  $     8.97   $     2.61   $ 7,400
                                                              ==========   ==========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
Net income..................................................  $ 38,348   $ 8,917   $   740
Other comprehensive income:
  Unrealized gains on investment in First Union.............     2,846    23,368    15,502
  Less: reclassification adjustment for gains included in
     net income.............................................   (40,452)   (9,711)       --
                                                              --------   -------   -------
Other comprehensive income..................................   (37,606)   13,657    15,502
                                                              --------   -------   -------
Comprehensive income........................................  $    742   $22,574   $16,242
                                                              ========   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                          ACCUMULATED
                                                             OTHER
                                                         COMPREHENSIVE      NOTE
                                            ADDITIONAL     INCOME --     RECEIVABLE,
                                   COMMON    PAID IN      UNREALIZED       NET OF      ACCUMULATED   TREASURY
                                   STOCK     CAPITAL         GAIN         DISCOUNT       DEFICIT      STOCK
                                   ------   ----------   -------------   -----------   -----------   --------
Balance at December 31, 1995.....   $--      $167,935      $  8,447       $     --      $(144,482)   $    --
  Net income.....................                                                             740
  Unrealized gain on investment
     in First Union..............                            15,502
                                    ---      --------      --------       --------      ---------    -------
Balance at December 31, 1996.....    --       167,935        23,949             --       (143,742)        --
  Net income.....................                                                           8,917
  Unrealized gain on investment
     in First Union..............                            23,368
  Reclassification adjustment for
     gains included in net
     income......................                            (9,711)
  Common stock issued............    45           (45)
  Cost of fractional shares......                 (12)
  Purchase of treasury stock.....                                                                     (1,040)
                                    ---      --------      --------       --------      ---------    -------
Balance at December 31, 1997.....    45       167,878        37,606             --       (134,825)    (1,040)
  Net income.....................                                                          38,348
  Unrealized gain on investment
     in First Union..............                             2,846
  Reclassification adjustment for
     gains included in net
     income......................                           (40,452)
  Common stock issued............    12        15,323                      (14,027)
  Purchase of treasury stock.....                                                                     (4,770)
                                    ---      --------      --------       --------      ---------    -------
Balance at December 31, 1998.....   $57      $183,201      $     --       $(14,027)     $ (96,477)   $(5,810)
                                    ===      ========      ========       ========      =========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 38,348   $  8,917   $    740
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation............................................        15         11          9
    Gain on sale of First Union common stock................   (40,452)    (9,711)        --
    Loss (gain) on call option transactions.................     2,498       (137)        --
    Litigation income.......................................        --         --     (1,004)
    Noncash compensation expense............................     1,762         --         --
  Changes in assets and liabilities:
    Restricted cash.........................................        --         --      3,857
    Accounts payable and accrued expenses...................    (1,395)      (818)     2,119
    Liabilities subject to compromise.......................        12       (230)   (26,421)
    Other, net..............................................       (96)       (52)       841
                                                              --------   --------   --------
         Net cash provided by (used in) operating
           activities.......................................       692     (2,020)   (19,859)
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............    68,824     18,141         --
  Proceeds from sale of call options........................       363        580         --
  Repurchases of call options sold..........................      (902)        --         --
  Reinvestment of First Union dividends.....................        --         --       (868)
  Investment in B-Line LLC..................................    (1,007)        --         --
  Purchase of certificates of deposit.......................   (56,876)    (8,978)    (9,228)
  Maturities of certificates of deposit.....................     6,774      6,894     14,790
  Other, net................................................        (5)       (27)        --
                                                              --------   --------   --------
         Net cash provided by investing activities..........    17,171     16,610      4,694
                                                              --------   --------   --------
Cash flows from financing activities:
  Common stock issuance costs...............................      (454)        --         --
  Proceeds from note payable................................     1,311        513     18,100
  Repayment of note payable.................................    (1,824)   (18,100)        --
  Purchase of treasury stock................................    (4,770)    (1,040)        --
  Cost of fractional shares.................................        --        (12)        --
                                                              --------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................    (5,737)   (18,639)    18,100
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............    12,126     (4,049)     2,935
Cash and cash equivalents at the beginning of the year......       700      4,749      1,814
                                                              --------   --------   --------
Cash and cash equivalents at the end of the year............  $ 12,826   $    700   $  4,749
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $     18   $    751   $ 14,474
                                                              ========   ========   ========
  Income taxes paid (refunded)..............................  $  1,440   $    185   $   (500)
                                                              ========   ========   ========
Supplemental disclosures of noncash investing and financing
  activities:
  During 1996 the Company received 16,191 shares of First
    Union common stock valued at approximately $1,004,000 in
    connection with a litigation settlement.
  During 1998 the Company sold 1,158,860 shares of newly
    issued common stock to J. Christopher Flowers, a
    director of the Company, for a $15 million full recourse
    promissory note.
Supplemental disclosure of cash receipts (payments)
  resulting from the reorganization:
  Liabilities subject to compromise.........................  $     --   $   (244)  $(27,009)
                                                              ========   ========   ========
  Interest income...........................................  $     --   $    102   $    990
                                                              ========   ========   ========
  Professional fees.........................................  $     --   $   (323)  $   (245)
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND HISTORY OF BANKRUPTCY PROCEEDINGS

     (a) Nature of Business -- The Enstar Group, Inc. (the "Company") is a publicly traded company engaged in the active search for one or more operating businesses which meet its acquisition criteria. As a result of holding shares of First Union common stock as its primary asset for a period of time longer than the twelve months ending March 27, 1998, the Company may have been required to register as an investment company under the Investment Company Act of 1940 (the "1940 Act"). On March 19, 1998, the Company filed an application with the Securities and Exchange Commission (the "SEC") requesting a two year exemption from registration under the 1940 Act. In April 1998, the Company received initial comments on the original application from the staff of the SEC and filed an amended application on May 22, 1998. While the amended application was still pending, the Company liquidated all of its First Union common stock and is holding the proceeds in cash, cash equivalents and short-term certificates of deposit. Accordingly, the Company believes that its status as an inadvertent investment company has been effectively resolved. In the event the Company fails to acquire an operating business and again holds securities as its primary asset, then it may be required to register under the 1940 Act.

     (b) History of Bankruptcy Proceedings -- The Company filed for protection under Chapter 11 of the United States Bankruptcy Code on May 31, 1991 in the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court"). The Company was successful in negotiating a settlement among its creditors which was incorporated into the Company's Second Amended Plan of Reorganization (the "Reorganization Plan"). The Reorganization Plan was confirmed in February 1992, and became effective on June 1, 1992 (the "Effective Date"). The Reorganization Plan provided that creditors would receive all distributions under the Reorganization Plan until paid in full and that the Company's stock would be cancelled on the Effective Date.

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

     On July 1, 1995, the Company sold its ownership interest in American Savings of Florida, F.S.B. ("American") to First Union Corporation ("First Union") for approximately $82.5 million in cash and 815,549 shares of First Union common stock valued at $36.9 million, representing less than 0.5% ownership interest in First Union at that date. As a result of this transaction, the Company realized a gain of approximately $52.7 million, net of expenses of $2.1 million. The cash proceeds from this transaction were used to pay the claims of certain creditors of the Company in accordance with the Reorganization Plan.

     Prior to 1997, the Company also received approximately $22.0 million in recoveries, net of expenses, as a result of litigation against certain former officers and advisors.

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

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The financial statements include the accounts of the Company and its wholly-owned subsidiary, Enstar Financial Services, Inc., an inactive company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (d) Investments -- The Company classified its investment in First Union as available-for-sale in accordance with Statement of Financial Accounting Standard ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, unrealized gains and losses associated with this investment were excluded from net income and reported as a separate component of comprehensive income and shareholders' equity. During 1998, the Company made an investment in B-Line LLC. This investment is accounted for under the equity method.

     (e) Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets.

     (f) Financial Instruments -- The Company invests in certificates of deposit ("CDs") offered by commercial banks. These certificates, which have a weighted average maturity of approximately two months, are classified by the Company as "held to maturity" securities. The estimated fair value of CDs at December 31, 1998 and 1997, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.

     The Company has from time-to-time sold call options on its First Union common stock for trading purposes. Proceeds from the sale of call options were deferred and subsequently adjusted to fair market value by a charge or credit to investment income as such market value changes occurred. As options were exercised, the Company recognized investment income in the amount of the deferred balance.

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

     (j) Earnings per Share -- Effective January 1, 1997 the Company adopted SFAS 128, "Earnings per Share" ("EPS"). This statement establishes standards for computing and presenting EPS and applies to entities with publicly held stock. All prior year EPS calculations were restated to conform to SFAS 128.

     (k) Comprehensive Income -- The Company adopted SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income. The statement defines comprehensive income as all changes in equity from non-owner sources.

     (l) Reclassifications -- Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

                             THE ENSTAR GROUP, INC.

NOTE 3:  INVESTMENT IN FIRST UNION

     In July 1997, the Company sold 186,300 shares of common stock of First Union for net proceeds of $18.1 million which were used to repay indebtedness owed to First Union National Bank. The First Union National Bank indebtedness was incurred by the Company in October 1996 in order to make final distributions to creditors under the Company's Reorganization Plan. On June 17, 1997, First Union declared a 2-for-1 stock split payable July 31, 1997 changing the Company's holdings to 1,334,246 shares. During 1998, the Company sold the remaining 1,334,246 shares of common stock of First Union for net proceeds of approximately $68.8 million. The sale of the First Union common stock resulted in a realized gain of approximately $40.5 million.

NOTE 4:  INVESTMENT IN B-LINE

     In November 1998, the Company made an investment in B-Line LLC ("B-Line"). B-Line is a privately owned company based in Seattle, Washington, that provides services to credit card issuers and other holders of similar receivables.

     The Company invested $950,000 in membership units of B-Line, representing approximately 8.77% of the then outstanding units of B-Line. The Company also purchased a one-year warrant to acquire additional B-Line units, with an aggregate exercise price of $950,000. Other investors also purchased membership units and warrants in B-Line. If the Company and the other investors with outstanding B-Line warrants and options were to exercise those warrants and options, the Company would own approximately 13.89% of B-Line.

     The Company's investment in B-Line is accounted for under the equity method. In addition, legal and professional fees of approximately $15,000 incurred in the purchase of the Company's investment were capitalized as a part of the original cost.

NOTE 5:  NOTE PAYABLE

     The Company had a $5.0 million revolving credit agreement from First Union National Bank for the purpose of acquiring the Company's common stock under a stock repurchase program announced in July 1997. Outstanding borrowings at December 31, 1997 were $513,000 and additional borrowings of $1.3 million were made during 1998. All amounts were subsequently paid in 1998. The loan was collateralized by shares of First Union common stock owned by the Company. The loan matured on July 30, 1998 and had a fixed rate of interest equal to the Adjusted Eurodollar Rate, as defined, plus .6%.

NOTE 6:  TREASURY STOCK

     In July 1997, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. In conjunction with the stock repurchase program the Company executed a new $5.0 million revolving credit note with First Union National Bank. As of December 31, 1997, the Company had repurchased 84,126 shares of its common stock for approximately $1.0 million. During the first quarter of 1998, the Company repurchased 303,700 shares of its common stock for approximately $4.0 million. The purchase of such shares was financed through borrowing of approximately $1.2 million under the revolving credit agreement with First Union National Bank and the proceeds from the sale of 101,939 shares of the Company's First Union common stock. The purchases made in the first quarter of 1998 completed the stock repurchase program announced in July 1997. Under the program, the Company repurchased a total of 387,826 shares for approximately $5.0 million. On April 21, 1998, the Company announced a second stock repurchase program under the same terms as the July 1997 program. As of December 31, 1998, the Company had repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan. Under the two stock repurchase programs, the Company has repurchased a total of 442,351 shares for approximately $5.8 million.

                             THE ENSTAR GROUP, INC.

NOTE 7:  LEGAL PROCEEDINGS

     In February 1993, the Company obtained a $15.0 million judgement against Richard Grassgreen, one of the Company's former officers, who subsequently filed for bankruptcy. In connection with the settlement of the Company's claims against the Grassgreen bankruptcy estate (the "Estate") and others, the Company agreed to pay certain taxes of the Estate in the event the Estate did not have sufficient funds. The United States Internal Revenue Service (the "IRS") appealed a determination by the bankruptcy court that the IRS cannot seek payment of the taxes from the Estate. On March 25, 1998, the United States District Court for the Middle District of Florida reversed and remanded the case to the bankruptcy court to determine whether the Estate had any assets from which to satisfy any such tax liability, and if so, for further proceedings to determine pursuant to Section 505(a) of the Bankruptcy Code whether the Estate had any additional income tax liability. On October 27, 1998, the bankruptcy court found that the Estate had no assets and had been closed, and accordingly, granted summary judgement to the Company and Mr. Grassgreen, thereby preventing further efforts by the IRS to seek payment of the taxes from the Estate. On November 4, 1998, the IRS served a notice of appeal of the bankruptcy court's October 27, 1998 order, but subsequently dismissed the appeal pursuant to stipulation of the parties and order of the United States District Court for the Middle District of Florida dated December 16, 1998. As a result the Company has reversed a previously accrued liability of $1.9 million for the potential tax and accrued interest.

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2.0 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgement on March 17, 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statutes of limitations. The motion is still pending before the court. In the event the plaintiffs' claims are not dismissed pursuant to the Company's motion, the Company intends to contest the plaintiffs' claims vigorously. The Company cannot, however, reasonably predict the outcome of this lawsuit.

     On November 13, 1998, the Company received approximately $1.1 million in net litigation proceeds as its share of the final distribution resulting from its legal action originally brought against Michael Milken and others in 1991. The payment represents the Company's share of the final distribution from the global settlement pool established as part of the global settlement of all actions against Mr. Milken and related parties in In re the Drexel Burnham Lambert Group, Inc., et al., 90 Civ. Ct. 6954 (MP), Chapter 11 Case Number 90B10421 SCG (jointly administered), in the United States District Court for the Southern District of New York. The Company had previously received distributions from the settlement pool totalling approximately $16.3 million.

NOTE 8:  LEASES

     The Company leases its corporate office, warehouse space, and office equipment on a month-to-month basis. Rent expense was approximately $34,000 for each of the three years ended December 31, 1998.

                             THE ENSTAR GROUP, INC.

NOTE 9:  INCOME TAXES

     The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

                                                               1998      1997     1996
                                                             --------   -------   -----
                                                                   (IN THOUSANDS)
Federal income taxes at statutory rate.....................  $ 13,528   $ 3,198   $ 259
State income taxes, net of federal benefit.................     2,134       297      24
Utilization of net operating loss carryforwards............   (14,544)       --      --
Dividends received deduction...............................      (267)     (494)   (499)
Capitalized reorganization costs...........................        --       251      --
Non-deductible expenses related to Flowers Transaction
  (See Note 9).............................................       605        --      --
Change in valuation allowance..............................       (72)   (3,174)    200
Other......................................................        56       143      16
                                                             --------   -------   -----
                                                             $  1,440   $   221   $  --
                                                             ========   =======   =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company's deferred taxes at December 31, 1998 and 1997:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred income tax assets:
  Operating loss carryforwards..............................  $ 16,444   $ 30,988
  Tax credit carryforwards..................................     4,004      4,106
  Reserve for litigation settlements........................        --        719
  Other.....................................................       208        133
  Alternative minimum tax...................................     1,002        221
                                                              --------   --------
  Deferred tax assets.......................................    21,658     36,167
  Valuation allowance.......................................   (21,658)   (21,730)
                                                              --------   --------
                                                                    --     14,437
Deferred income tax liabilities:
  Unrealized appreciation in investment in First Union......        --    (14,385)
  Other.....................................................        --        (52)
                                                              --------   --------
     Net deferred taxes.....................................  $     --   $     --
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

     At December 31, 1998, the Company had federal NOLs of approximately $48.0 million, which, if not utilized, expire in various years from 2004 through 2011. The Company also had tax credit carryforwards of approximately $4.0 million at December 31, 1998. If not utilized, these credit carryforwards expire in various years from 1999 through 2001.

                             THE ENSTAR GROUP, INC.

NOTE 10:  SHAREHOLDER'S EQUITY AND PRO FORMA EARNINGS PER SHARE

     (a) Distribution of Common Stock -- As of December 31, 1997, the Company had issued 4,549,060 shares of its common stock to its qualified former shareholders in accordance with the terms of its Reorganization Plan. Shareholders received one share for every ten shares of stock formerly held and cash in lieu of any fractional shares. To qualify for this distribution, former shareholders had to submit a signed certification of ownership form on or before December 31, 1997. As of that date approximately 200,000 shares were unclaimed and therefore will not be issued. The pro forma earnings per share, assuming that the distributed shares had been outstanding for all of 1996, would have resulted in net income of $.16 per share.

     (b) Flowers Transaction -- On October 20, 1998, the Company and J. Christopher Flowers ("Flowers") entered into an Investment Agreement (the "Investment Agreement"), whereby the Company agreed to sell to Flowers 1,158,860 newly issued shares of the Company's common stock at a price of $12.94375 per share, for a total purchase price of $15.0 million, in exchange for a full recourse promissory note from Flowers (the "Transaction"). The price per share represented the average of the reported closing prices for the Company's common stock for the ten trading days immediately preceding October 20, 1998, the date the Board of Directors (the "Board") approved the Transaction. In the Investment Agreement, Flowers agreed to certain restrictions on his ability to transfer the shares and agreed not to acquire any additional shares of the Company or participate in any capacity in certain other significant transactions involving the Company without the approval of the Board. The Investment Agreement also contains certain provisions relating to conflicting business opportunities and competing transactions involving Flowers and related entities. In addition, Flowers was appointed to the executive officer position of Vice Chairman of the Board effective December 1, 1998.

     On December 17, 1998, the Transaction was approved by the shareholders of the Company at a special meeting held for such purpose. On December 18, 1998, the Company consummated the sale of the shares to Flowers, resulting in Flowers owning approximately 23% of the outstanding common stock of the Company at such date. Since the price per share on the date of the shareholders' approval
($13 5/8) exceeded the per share sales price to Flowers, a charge to earnings of approximately $789,000 was recognized. In addition, legal, professional and other fees of approximately $454,000 incurred in relation to the Transaction were charged to equity.

     The full recourse promissory note in the amount of $15.0 million for the purchase price of the shares bears interest at the rate of 4.06% per annum, requires quarterly interest payments and has a maturity date of December 18, 2000. Since the interest rate on the note is less than the rate an independent lender would charge Flowers, the note was recorded at a discount so as to yield a then current "market rate" of interest over its term, and a charge to earnings of approximately $990,000 was incurred to reflect such discount. This discount is being accreted over the term of the note. The promissory note, net of discount, is classified as a reduction of equity.

     The Company and Flowers entered into a Registration Rights Agreement pursuant to which Flowers was granted certain rights to require the Company to register his shares.

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

                             THE ENSTAR GROUP, INC.

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

     In connection with the Transaction described above, the Board approved an amendment to the Rights Plan for the sole purpose of exempting the Transaction from being a Distribution Triggering Event.

NOTE 11:  INVESTMENT INCOME

     Investment income for the three years ended December 31, 1998, 1997 and 1996, respectively, is made up of the following components:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                              1998      1997      1996
                                                             -------   -------   ------
                                                                   (IN THOUSANDS)
Gain on sale of First Union common stock...................  $40,452   $ 9,711   $   --
Gain (loss) on call option transactions....................   (2,498)      137       --
Dividend and interest income...............................    2,571     2,027    1,871
                                                             -------   -------   ------
          Total investment income..........................  $40,525   $11,875   $1,871
                                                             =======   =======   ======

NOTE 12:  FINANCIAL INSTRUMENTS

     During 1997, the Company sold call options for 400,000 shares of its First Union common stock for total proceeds of approximately $580,000. Proceeds from the options sold were deferred and subsequently adjusted to reflect a market value of approximately $443,000 at December 31, 1997, resulting in a gain of approximately $137,000. This gain is included in investment income in the Consolidated Statements of Income for the year ended December 31, 1997. The options contained a call price of $55 per share with expiration dates ranging from January 17 to July 18, 1998. At December 31, 1997, the Company had outstanding call options on 400,000 shares of its First Union common stock. During 1998, the Company sold additional call options for 205,000 shares of its First Union common stock. Call options for 55,000 shares expired unexercised and call options were exercised in conjunction with the sale of 260,000 shares of First Union common stock. In addition, the Company repurchased call options for 290,000 shares. The net effect of the call option transactions resulted in a loss of approximately $2.5 million for the year ended December 31, 1998.

NOTE 13:  STOCK COMPENSATION

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

                             THE ENSTAR GROUP, INC.

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

     All non-employee directors elected to receive 100% of their compensation in stock units in lieu of cash payments for the retainer and meeting fees. As of December 31, 1998, a total of $174,000 in stock compensation has been deferred under this plan.

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

     Under the CEO Plan, the CEO was granted options for 150,000 shares of common stock with an exercise price of $10.50 in 1997. The options granted under the CEO Plan vest in four equal installments of 37,500 options through January 1, 2000. Under the Directors' Plan, each Outside Director was granted options for 25,000 shares of common stock in 1997. The options have an exercise price of $10.8125 and vest in five equal installments of 5,000 options through January 1, 2001. The Omnibus Plan was established for the benefit of key employees and directors which provides generally for stock appreciation awards, incentive stock options and nonqualified stock options. As of December 31, 1998, no awards have been created and no options have been granted under the Omnibus Plan.

     As of December 31, 1998, 150,000 stock options have been granted under the CEO Plan and 100,000 stock options have been granted under the Directors' Plan. Additionally, 75,000 and 40,000 of such options were vested at December 31, 1998 under the CEO Plan and Directors' Plan, respectively, none of which have been exercised (on January 1, 1999, an additional 37,500 and 20,000 options became vested under the CEO Plan and Directors' Plan, respectively).

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

     Had compensation cost for grants under the Company's stock option plans in 1997 been determined based on the fair value at the date of grant consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for 1998 and 1997 would have been as follows:

                                                                1998           1997
                                                             -----------    ----------
Pro forma net income.......................................  $38,214,600    $8,783,600
Pro forma net income per common share......................  $      9.05    $     2.57
Pro forma net income per common share -- assuming
  dilution.................................................  $      8.94    $     2.57

                             THE ENSTAR GROUP, INC.

NOTE 14:  INCOME PER SHARE

     In 1997, the Company implemented SFAS 128, "Earnings per Share." The table below illustrates the reconciliation between net income per common share and net income per common share -- assuming dilution for the year ended December 31, 1998. No reconciliation is illustrated for the years ended December 31, 1997 and 1996 since the application of this statement has no impact on the net income per share calculations for those years.

                                                              INCOME         SHARES       PER-SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
NET INCOME PER COMMON SHARE
  Net income..............................................  $38,348,000     4,221,555       $9.08
EFFECT OF DILUTIVE SECURITIES
  Stock options...........................................                     53,945
NET INCOME PER COMMON SHARE -- ASSUMING DILUTION
  Net income plus assumed conversions.....................  $38,348,000     4,275,500       $8.97

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, is included under the sections entitled, "Election of Directors", "Executive Officers" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1999 and such sections are deemed incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the sections entitled, "Executive Compensation", "Report of Compensation Committee", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in 1998 and Year-End Option Values" and "Performance Graph" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1999 and such sections are deemed incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the sections entitled, "Common Stock Ownership by Management" and "Principal Shareholders" appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1999 and such sections are deemed incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the section entitled, "Certain Transactions" appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1999 and such section is deemed incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

  REFERENCE
   NUMBER                       DESCRIPTION OF EXHIBITS
  ---------                     -----------------------
     2.1      Second Amended Plan of Reorganization of the Company,
              effective as of June 1, 1992 (incorporated by reference to
              Exhibit 2.1 to the Amendment No. 2 to Registration Statement
              on Form 10, dated March 27, 1997).
     2.2      Amended Modification to Second Amended Plan of
              Reorganization of the Company, confirmed on August 24, 1993
              (incorporated by reference to Exhibit 2.2 to the Amendment
              No. 2 to Registration Statement on Form 10, dated March 27,
              1997).
     2.3      Agreement and Plan of Merger, dated as of December 31, 1996
              (incorporated by reference to Exhibit 2.3 to the Amendment
              No. 2 to Registration Statement on Form 10, dated March 27,
              1997).
     3.1      Articles of Incorporation of the Company, as amended on June
              10, 1998 (incorporated by reference to Exhibit 3.1 to the
              Quarterly Report on Form 10-Q, dated August 4, 1998).

  REFERENCE
   NUMBER                       DESCRIPTION OF EXHIBITS
  ---------                     -----------------------
     3.2      Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, dated
              March 25, 1998).
     4.1      Rights Agreement between the Company and American Stock
              Transfer & Trust Company, as Rights Agent, dated as of
              January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form 10,
              dated March 27, 1997).
     4.2      Amendment Agreement dated as of October 20, 1998, to the
              Rights Agreement dated as of January 20, 1997 between the
              Company and American Stock Transfer & Trust Company
              (incorporated by reference to Exhibit 10.2 to the Current
              Report on Form 8-K dated October 20, 1998).
    10.1      1997 Amended CEO Stock Option Plan (incorporated by
              reference to Appendix A to the Proxy Statement for the
              Annual Meeting of Shareholders, dated May 23, 1997).
    10.2      1997 Amended Outside Directors' Stock Option Plan
              (incorporated by reference to Appendix B to the Proxy
              Statement for the Annual Meeting of Shareholders, dated May
              23, 1997).
    10.3      1997 Amended Omnibus Incentive Plan (incorporated by
              reference to Appendix C to the Proxy Statement for the
              Annual Meeting of Shareholders, dated May 23, 1997).
    10.4      Revolving Credit Note dated July 31, 1997 made by the
              Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
              10-Q, dated August 14, 1997).
    10.5      Stock Pledge Agreement between the Company and First Union
              National Bank, dated July 31, 1997 (incorporated by
              reference to Exhibit 10.2 to the Quarterly Report on Form
              10-Q, dated August 14, 1997).
    10.6      Deferred Compensation and Stock Plan for Non-Employee
              Directors (incorporated by reference to Exhibit 99.1 to the
              Quarterly Report on Form 10-Q, dated October 30, 1997).
    10.7      Investment Agreement dated October 20, 1998, between the
              Company and J. Christopher Flowers, together with certain
              exhibits thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 1998).
    10.8      Form of Severance Benefits Agreement between the Company and each of Nimrod T. Frazer, Cheryl D. Davis and Amy M.
              Dunaway, each dated May 21, 1998.
    27.1      Financial Data Schedule. (For SEC Use Only)
    99.1      The Enstar Group, Inc. Private Securities Litigation Reform
              Act of 1995 Safe Harbor Compliance Statement For
              Forward-Looking Statements.
    99.2      Notice of Pending Distribution of New Common Stock in The
              Enstar Group, Inc. (incorporated by reference to Exhibit
              99.1 to the Amendment No. 2 to Registration Statement on
              Form 10, dated March 27, 1997).
    99.3      Modified Order on Proposed Distribution to Equity Security
              Holders by the United States Bankruptcy Court for the Middle
              District of Alabama (incorporated by reference to Exhibit
              99.2 to the Amendment No. 2 to Registration Statement on
              Form 10, dated March 27, 1997).
    99.4      Application for an Order Pursuant to Sections 6(c) and 6(e)
              of the Investment Company Act of 1940 (incorporated by
              reference to Application for an Order Pursuant to Sections
              6(c) and 6(e) of the Investment Company Act of 1940, dated
              March 19, 1998).
    99.5      Amendment No. 1 to the Application for an Order Pursuant to
              Sections 6(c) and 6(e) of the Investment Company Act of 1940
              (incorporated by reference to Amendment No. 1 to the
              Application for an Order Pursuant to Sections 6(c) and 6(e)
              of the Investment Company Act of 1940, dated May 22, 1998).

     (b) Reports on Form 8-K

     (i) A report on Form 8-K dated October 20, 1998, announcing the proposed appointment of Flowers, a director of the Company, to the executive officer position of Vice Chairman of the Board of Directors effective December 1, 1998. In addition, the Company announced that it had entered into an Investment Agreement with Flowers dated October 20, 1998, pursuant to which the Company proposed to sell to Flowers 1,158,860 newly issued shares of the Company's Common Stock for a purchase price of approximately $15.0 million, or approximately $12.94 per share. Flowers would purchase the shares with a full recourse promissory note.

     (ii) A report on Form 8-K dated November 24, 1998, announcing that the Company had made an investment in B-Line. B-Line is a privately owned company based in Seattle, Washington, that provides services to credit card issuers and other holders of similar receivables.

     (iii) A report on Form 8-K dated December 17, 1998, announcing the results of the special meeting of shareholders and purchase by Flowers of 1,158,860 shares of the Company's Common Stock.

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

                                          THE ENSTAR GROUP, INC.

                                          By:     /s/ NIMROD T. FRAZER

                                            ------------------------------------
                                                      Nimrod T. Frazer
                                            Chairman of the Board of Directors,
                                                          President
                                                and Chief Executive Officer

March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ NIMROD T. FRAZER                   Chairman of the Board of         March 29, 1999
-----------------------------------------------------    Directors, President and
                  Nimrod T. Frazer                       Chief Executive Officer

                 /s/ CHERYL D. DAVIS                   Chief Financial Officer, Vice    March 29, 1999
-----------------------------------------------------    President and Secretary
                   Cheryl D. Davis                       (Principal Accounting
                                                         Officer)

             /s/ J. CHRISTOPHER FLOWERS                Vice Chairman of the Board of    March 29, 1999
-----------------------------------------------------    Directors
               J. Christopher Flowers

                /s/ T. WHIT ARMSTRONG                  Director                         March 29, 1999
-----------------------------------------------------
                  T. Whit Armstrong

                 /s/ T. WAYNE DAVIS                    Director                         March 29, 1999
-----------------------------------------------------
                   T. Wayne Davis

                /s/ JEFFREY S. HALIS                   Director                         March 29, 1999
-----------------------------------------------------
                  Jeffrey S. Halis