Form 10-Q
period 1999-03-31
ENSTAR GROUP INC
filed 1999-05-13
CIK 55820

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 13, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at May 13, 1999 was 5,265,729.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                               (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
                                        ASSETS
Cash and cash equivalents...................................  $ 62,734       $ 12,826
Certificates of deposit.....................................     3,441         53,424
Other.......................................................       618            724
Investment in B-Line LLC....................................       976          1,007
Property and equipment, net.................................        32             36
                                                              --------       --------
          Total assets......................................  $ 67,801       $ 68,017
                                                              ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $    164       $    529
Deferred liabilities........................................       197            174
Other.......................................................       373            370
                                                              --------       --------
          Total liabilities.................................       734          1,073
                                                              --------       --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,080 and 5,707,920 shares issued at
     March 31, 1999 and December 31, 1998, respectively)....        57             57
  Additional paid-in capital................................   183,191        183,201
  Note receivable, net of discount of $858 and $973 at March
     31, 1999 and December 31, 1998, respectively...........   (14,142)       (14,027)
  Accumulated deficit.......................................   (96,229)       (96,477)
  Treasury stock, at cost (442,351 shares)..................    (5,810)        (5,810)
                                                              --------       --------
          Total shareholders' equity........................    67,067         66,944
                                                              --------       --------
          Total liabilities and shareholders' equity........  $ 67,801       $ 68,017
                                                              ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE AND
                                                                  PER SHARE DATA)
                                                                    (UNAUDITED)
Investment income...........................................  $    1,070   $    2,170
Litigation expense, net.....................................          (2)          --
General and administrative expenses.........................        (806)        (739)
Interest expense............................................          (3)         (46)
                                                              ----------   ----------
Income before income taxes..................................         259        1,385
Income taxes................................................         (11)         (40)
                                                              ----------   ----------
Net income..................................................  $      248   $    1,345
                                                              ==========   ==========
Weighted average shares outstanding.........................   5,265,690    4,355,951
                                                              ==========   ==========
Weighted average shares outstanding -- assuming dilution....   5,323,076    4,388,497
                                                              ==========   ==========
Net income per common share.................................  $     0.05   $     0.31
                                                              ==========   ==========
Net income per common share -- assuming dilution............  $     0.05   $     0.31
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999    1998
                                                              ----   -------
                                                               (DOLLARS IN
                                                                THOUSANDS)
                                                               (UNAUDITED)
Net income..................................................  $248   $ 1,345
Other comprehensive income:
  Unrealized gains on investment in First Union.............    --     6,755
  Less: reclassification adjustment for gains included in
     net income.............................................    --    (2,818)
                                                              ----   -------
Other comprehensive income..................................    --     3,937
                                                              ----   -------
Comprehensive income........................................  $248   $ 5,282
                                                              ====   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $   248      $ 1,345
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation...........................................         4            4
     Amortization of goodwill...............................        30           --
     Accretion of discount on note receivable...............      (115)          --
     Gain on sale of First Union common stock...............        --       (2,818)
     Loss on call option transactions.......................        --        1,174
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities...............      (365)         337
     Other..................................................       133           67
                                                               -------      -------
          Net cash (used in) provided by operating
           activities.......................................       (65)         109
                                                               -------      -------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............        --        5,125
  Proceeds from sale of call options........................        --          363
  Repurchases of call options sold..........................        --         (902)
  Purchases of certificates of deposit......................      (367)      (4,433)
  Maturities of certificates of deposit.....................    50,350        3,672
                                                               -------      -------
          Net cash provided by investing activities.........    49,983        3,825
                                                               -------      -------
Cash flows from financing activities:
  Common stock issuance costs...............................       (10)          --
  Proceeds from note payable................................        --        1,211
  Repayment of note payable.................................        --       (1,724)
  Purchase of treasury stock................................        --       (3,955)
                                                               -------      -------
          Net cash used in financing activities.............       (10)      (4,468)
                                                               -------      -------
Increase (decrease) in cash and cash equivalents............    49,908         (534)
Cash and cash equivalents at the beginning of the period....    12,826          700
                                                               -------      -------
Cash and cash equivalents at the end of the period..........   $62,734      $   166
                                                               =======      =======
Supplemental disclosures of cash flow information:
  Interest paid.............................................   $    --      $     9
                                                               =======      =======
  Income taxes paid.........................................   $    31      $    --
                                                               =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 29, 1999 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

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

     The Company's investment in B-Line is accounted for under the equity method. In addition, legal and professional fees of approximately $15,000 incurred in the purchase of the Company's investment were capitalized as a part of the original cost. Approximately $803,000 of the original $950,000 investment was recorded as goodwill and is being amortized over a period of 10 years.

NOTE 3: SHAREHOLDERS' EQUITY

     (a) Common Stock -- In January 1999, the Company issued 160 shares of its common stock to qualified former shareholders in accordance with the terms of its reorganization plan. It was determined by the Company that these former shareholders had submitted a complete Certification of Ownership in a timely manner.

     (b) Additional Paid-in Capital -- In February 1999, additional legal fees of $10,000 were incurred by the Company in relation to the sale of 1,158,860 newly issued shares of the Company's common stock to J. Christopher Flowers in December 1998. In accordance with generally accepted accounting principles, these fees were charged to equity in the first quarter of 1999.

NOTE 4: LEGAL PROCEEDINGS

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2.0 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgement on March 17, 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statutes of limitations. The motion is still pending before the court. In the event the plaintiffs' claims are not dismissed pursuant to the

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

Company's motion, the Company intends to contest the plaintiffs' claims vigorously. The Company cannot, however, reasonably predict the outcome of this lawsuit.

NOTE 5: INVESTMENT INCOME

     Investment income for the three months ended March 31, 1999 and 1998 is made up of the following components:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 1999         1998
                                                              ----------   -----------
Gain on sale of First Union common stock....................  $       --   $ 2,818,000
Loss on call option transactions............................          --    (1,174,000)
Dividend and interest income................................   1,070,000       526,000
                                                              ----------   -----------
          Total investment income...........................  $1,070,000   $ 2,170,000
                                                              ==========   ===========

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of March 31, 1999, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of December 31, 1998 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 6, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's assets, aggregating approximately $67.8 million at March 31, 1999, consisted primarily of cash, cash equivalents and certificates of deposit.

     The Company is currently engaged in the active search for one or more operating businesses. This search occupies substantially all of the time of the Company's senior officers. The Company's officers and directors have made efforts to identify suitable acquisition targets, however, such efforts have not resulted to date in any definitive agreements with respect to the acquisition of any business or company. With the exception of various expenses incurred in connection with the Company's search for an operating company, its only needs are to fund normal operating expenses. In the event the Company fails to acquire an operating business within a reasonable period of time, the Company will consider other alternatives, including, but not limited to, liquidation of the Company.

Financial Condition

     The Company had total assets of $67.8 million at March 31, 1999 compared to $68.0 million at December 31, 1998.

Results of Operations

     The Company reported net income of $248,000 for the three months ended March 31, 1999, compared to net income of $1,345,000 for the same period in the prior year. The decrease in net income is primarily attributable to the net gains recorded in the three month period ending March 31, 1998 on transactions involving the Company's First Union common stock.

     Investment income was approximately $1.1 million for the three months ended March 31, 1999 compared to approximately $2.2 million for the three months ended March 31, 1998. This decrease was primarily attributable to the gain on the sale of 101,939 shares of First Union common stock of $2.8 million net of losses on call option transactions of approximately $1.2 million in the first quarter of 1998. This decrease was partially offset by an increase in interest income during the first quarter of 1999. Investment income for the quarter ended March 31, 1999 was comprised almost entirely of interest income. Since the sale of the Company's remaining holdings in First Union common stock during the year ended December 31, 1998, the proceeds from such sales have been deposited in interest bearing accounts and certificates of deposits.

     General and administrative expenses were $806,000 for the three months ended March 31, 1999 compared to $739,000 for the same period in 1998. In addition to normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for an operating company. Most variances to general and administrative expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to some market risk from changes in interest rates, but the Company does not believe the risk is material. The Company had cash and cash equivalents of approximately $62.7 million in interest bearing accounts (interest at floating rates) and approximately $3.4 million of short-term certificates of deposit (interest at fixed rates) at March 31, 1999. Although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at March 31, 1999 was approximately one year. However, approximately $3.1 million of the approximately $3.4 million held in certificates of deposit at March 31, 1999 will mature within approximately three months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates. The Company also had a full recourse note receivable at March 31, 1999, classified as a reduction of equity. The $15.0 million note bears interest at a fixed rate of 4.06% per annum, requires quarterly interest payments, and matures in December 2000. The note was recorded at a discount so as to yield a current market rate of interest as of the date of issuance of the note.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company in the Circuit Court of Montgomery County, Alabama styled Peter N. Zachary, et al. v. The Enstar Group, Inc., Case No. CV-97-257-Gr. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The complaint is virtually identical to a complaint brought by these plaintiffs against the Company's former chairman, former president and others in December 1991, during the pendency of the Company's bankruptcy case and prior to the confirmation of the Company's Second Amended Plan of Reorganization, as modified (the "Reorganization Plan"). The plaintiffs allege that the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court") issued an order on January 15, 1997, allowing them to litigate their claims against the Company. The Bankruptcy Court's order actually held that the plaintiffs could not bring a late claim against the Company in its bankruptcy case and then went on to state that because of facts relating to these particular plaintiffs, they were not bound by the provisions of the Reorganization Plan and their claims were not subject to discharge under the Bankruptcy Code. On March 17, 1997, the Company filed a motion to dismiss and/or for summary judgment in response to the complaint on the basis that the claims asserted are barred by the applicable statute of limitations. The motion is still pending before the court. In the event the plaintiffs' claims are not dismissed pursuant to the Company's motion, the Company intends to contest the plaintiffs' claims vigorously. The Company cannot, however, reasonably predict the outcome of this litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                          DESCRIPTION OF EXHIBITS
---------                        -----------------------
   2.1    --   Second Amended Plan of Reorganization of the Company,
               effective as of June 1, 1992 (incorporated by reference to
               Exhibit 2.1 to the Amendment No. 2 to Registration Statement
               on Form 10, dated March 27, 1997).
   2.2    --   Amended Modification to Second Amended Plan of
               Reorganization of the Company, confirmed on August 24, 1993
               (incorporated by reference to Exhibit 2.2 to the Amendment
               No. 2 to Registration Statement on Form 10, dated March 27,
               1997).
   2.3    --   Agreement and Plan of Merger, dated as of December 31, 1996
               (incorporated by reference to Exhibit 2.3 to the Amendment
               No. 2 to Registration Statement on Form 10, dated March 27,
               1997).
   3.1    --   Articles of Incorporation of the Company, as amended on June
               10, 1998 (incorporated by reference to Exhibit 3.1 to the
               Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2    --   Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, dated
               March 25, 1998).

REFERENCE
 NUMBER                          DESCRIPTION OF EXHIBITS
---------                        -----------------------
   4.1    --   Rights Agreement between the Company and American Stock
               Transfer & Trust Company, as Rights Agent, dated as of
               January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form 10,
               dated March 27, 1997).
   4.2    --   Amendment Agreement dated as of October 20, 1998, to the
               Rights Agreement dated as of January 20, 1997 between the
               Company and American Stock Transfer & Trust Company
               (incorporated by reference to Exhibit 10.2 to the Current
               Report on Form 8-K dated October 20, 1998).
  27.1    --   Financial Data Schedule. (For SEC use only)
  99.1    --   The Enstar Group, Inc. Private Securities Litigation Reform
               Act of 1995 Safe Harbor Compliance Statement For
               Forward-Looking Statements (incorporated by reference to
               Exhibit 99.1 to the Annual Report on Form 10-K, dated March
               29, 1999).
  99.2    --   Notice of Pending Distribution of New Common Stock in The
               Enstar Group, Inc. (incorporated by reference to Exhibit
               99.1 to the Amendment No. 2 to Registration Statement on
               Form 10, dated March 27, 1997).
  99.3    --   Modified Order on Proposed Distribution to Equity Security
               Holders by the United States Bankruptcy Court for the Middle
               District of Alabama (incorporated by reference to Exhibit
               99.2 to the Amendment No. 2 to Registration Statement on
               Form 10, dated March 27, 1997).
  99.4    --   Application for an Order Pursuant to Sections 6(c) and 6(e)
               of the Investment Company Act of 1940 (incorporated by
               reference to Application for an Order Pursuant to Sections
               6(c) and 6(e) of the Investment Company Act of 1940, dated
               March 19, 1998).
  99.5    --   Amendment No. 1 to the Application for an Order Pursuant to
               Sections 6(c) and 6(e) of the Investment Company Act of 1940
               (incorporated by reference to Amendment No. 1 to the
               Application for an Order Pursuant to Sections 6(c) and 6(e)
               of the Investment Company Act of 1940, dated May 22, 1998).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended March 31, 1999.

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

Date: May 13, 1999