Form 10-Q
period 1999-06-30
ENSTAR GROUP INC
filed 1999-08-06
CIK 55820

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 6, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-07477

                             THE ENSTAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      63-0590560
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

                               401 MADISON AVENUE
                           MONTGOMERY, ALABAMA 36104
                    (Address of principal executive offices)

                                 (334) 834-5483
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at August 6, 1999 was 5,265,729.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                       ASSETS
Cash and cash equivalents...................................  $ 63,403     $ 12,826
Certificates of deposit.....................................     3,560       53,424
Other.......................................................       506          724
Investment in B-Line LLC....................................       956        1,007
Property and equipment, net.................................        36           36
                                                              --------     --------
          Total assets......................................  $ 68,461     $ 68,017
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $    355     $    529
Deferred liabilities........................................       220          174
Other.......................................................       376          370
                                                              --------     --------
          Total liabilities.................................       951        1,073
                                                              --------     --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,080 and 5,707,920 shares issued at
     June 30, 1999 and December 31, 1998, respectively).....        57           57
  Additional paid-in capital................................   183,191      183,201
  Note receivable, net of discount of $739 and $973 at June
     30, 1999 and December 31, 1998, respectively...........   (14,261)     (14,027)
  Accumulated deficit.......................................   (95,667)     (96,477)
  Treasury stock, at cost (442,351 shares)..................    (5,810)      (5,810)
                                                              --------     --------
          Total shareholders' equity........................    67,510       66,944
                                                              --------     --------
          Total liabilities and shareholders' equity........  $ 68,461     $ 68,017
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                  -----------------------   -----------------------
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                     (UNAUDITED)
Investment income...............................  $    1,077   $      561   $    2,147   $    2,731
Litigation income, net..........................         246           70          245           70
General and administrative expenses.............        (722)        (476)      (1,529)      (1,215)
Interest expense................................          (3)         (47)          (6)         (93)
                                                  ----------   ----------   ----------   ----------
Income before income taxes......................         598          108          857        1,493
Income taxes....................................         (36)          --          (47)         (40)
                                                  ----------   ----------   ----------   ----------
Net income......................................  $      562   $      108   $      810   $    1,453
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding.............   5,265,729    4,146,853    5,265,710    4,251,402
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution......................................   5,336,331    4,211,913    5,329,704    4,300,205
                                                  ==========   ==========   ==========   ==========
Net income per common share.....................  $     0.11   $     0.03   $     0.15   $     0.34
                                                  ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution......................................  $     0.11   $     0.03   $     0.15   $     0.34
                                                  ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              THREE MONTHS
                                                                 ENDED         SIX MONTHS ENDED
                                                                JUNE 30,           JUNE 30,
                                                             --------------    ----------------
                                                             1999     1998     1999      1998
                                                             ----    ------    -----    -------
                                                                       (IN THOUSANDS)
                                                                        (UNAUDITED)
Net income.................................................  $562    $  108    $810     $1,453
Other comprehensive income:
  Unrealized gains on investment in First Union............    --     1,771      --      8,526
  Less: reclassification adjustment for gains included in
     net income............................................    --        --      --     (2,818)
                                                             ----    ------    ----     ------
Other comprehensive income.................................     0     1,771       0      5,708
                                                             ----    ------    ----     ------
Comprehensive income.......................................  $562    $1,879    $810     $7,161
                                                             ====    ======    ====     ======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                1999       1998
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $   810     $1,453
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................        7          7
     Amortization of goodwill...............................       50         --
     Accretion of discount on note receivable...............     (234)        --
     Gain on sale of First Union common stock...............       --     (2,818)
     Loss on call option transactions.......................       --      1,127
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities...............     (174)        67
     Other..................................................      271         91
                                                              -------     ------
          Net cash provided by (used in) operating
           activities.......................................      730        (73)
                                                              -------     ------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............       --      5,125
  Proceeds from sale of call options........................       --        363
  Repurchases of call options sold..........................       --       (902)
  Purchases of certificates of deposit......................   (2,438)    (4,902)
  Maturities of certificates of deposit.....................   52,302      4,778
  Purchase of property and equipment........................       (7)        (2)
                                                              -------     ------
          Net cash provided by investing activities.........   49,857      4,460
                                                              -------     ------
Cash flows from financing activities:
  Common stock issuance costs...............................      (10)        --
  Proceeds from note payable................................       --      1,311
  Repayment of note payable.................................       --     (1,724)
  Purchase of treasury stock................................       --     (4,335)
                                                              -------     ------
          Net cash used in financing activities.............      (10)    (4,748)
                                                              -------     ------
Increase (decrease) in cash and cash equivalents............   50,577       (361)
Cash and cash equivalents at the beginning of the period....   12,826        700
                                                              -------     ------
Cash and cash equivalents at the end of the period..........  $63,403     $  339
                                                              =======     ======
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $    --     $   17
                                                              =======     ======
  Income taxes paid.........................................  $    48     $   48
                                                              =======     ======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 29, 1999 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

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

NOTE 5:  INVESTMENT INCOME

     Investment income for the three and six months ended June 30, 1999 and 1998 is made up of the following components:

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                          ---------------------   ------------------------
                                             1999        1998        1999         1998
                                          ----------   --------   ----------   -----------
Gain on sale of First Union common
  stock.................................          --         --           --   $ 2,818,000
Gain (loss) on call option
  transactions..........................          --   $ 47,000           --    (1,127,000)
Dividend and interest income............  $1,077,000    514,000   $2,147,000     1,040,000
                                          ----------   --------   ----------   -----------
          Total investment income.......  $1,077,000   $561,000   $2,147,000   $ 2,731,000
                                          ==========   ========   ==========   ===========

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.:

     We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of June 30, 1999, and the related consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

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

July 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's assets, aggregating approximately $68.5 million at June 30, 1999, consisted primarily of cash, cash equivalents and certificates of deposit.

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

Financial Condition

     The Company had total assets of $68.5 million at June 30, 1999 compared to $68.0 million at December 31, 1998.

Results of Operations

     The Company reported net income of $562,000 and $810,000 for the three and six month periods ended June 30, 1999, compared to net income of $108,000 and $1,453,000 for the same periods in the prior year. The changes in net income from the three and six month periods ended June 30, 1999 compared to the same periods in the prior year are primarily a result of changes in the components of investment income and, in 1999, increased general and administrative expenses.

     Investment income was approximately $1.1 million and $2.1 million for the three and six months periods ended June 30, 1999, respectively, compared to approximately $561,000 and $2.7 million for the same periods in the prior year. During the first quarter of 1998, the Company recorded a gain on the sale of 101,939 shares of First Union common stock of $2.8 million net of losses on call option transactions of approximately $1.2 million. In addition, the Company had interest and dividend income of approximately $526,000 in the first quarter of 1998. Investment income for the three months ended June 30, 1998 primarily consisted of interest and dividend income of approximately $514,000. Investment income for the three and six month periods ended June 30, 1999 consisted almost entirely of interest income. Since the sale of the Company's remaining holdings in First Union common stock during the year ended December 31, 1998, the Company has invested primarily in interest bearing accounts and certificates of deposit.

     General and administrative expenses were $722,000 and $1.5 million for the three and six month periods ended June 30, 1999, respectively, compared to $476,000 and $1.2 million for the same periods in 1998. In addition to normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for an operating company. Most variances in general and administrative expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate. During 1999, the Company incurred an increase in general and administrative expenses as a direct result of intensive evaluation of several potential acquisition candidates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to some market risk from changes in interest rates, but the Company does not believe the risk is material. The Company had cash and cash equivalents of approximately $63.4 million in interest bearing accounts (interest at floating rates) and approximately $3.6 million of short-term certificates of deposit (interest at fixed rates) at June 30, 1999. Although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the

Company at June 30, 1999 was approximately 9 months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates. The Company also had a full recourse note receivable at June 30, 1999, classified as a reduction of equity. The $15.0 million note bears interest at a fixed rate of 4.06% per annum, requires quarterly interest payments, and matures in December 2000. The note was recorded at a discount so as to yield a current market rate of interest as of the date of issuance of the note.

                                    PART II.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 20, 1999. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

          (1) To consider and act upon a proposal to elect the following nominee to be a Director:

                                                                           VOTES
NOMINEE                                                       VOTES FOR   WITHHELD
-------                                                       ---------   --------
Nimrod T. Frazer*...........................................  4,520,795   173,784

---------------

* Elected to hold office until the 2002 annual meeting of shareholders.

     In addition to Mr. Frazer, the continuing directors are T. Whit Armstrong,
T. Wayne Davis, J. Christopher Flowers and Jeffrey S. Halis. Messrs. Armstrong and Davis' terms expire in the year 2000 while Messrs. Flowers and Halis' terms expire in the year 2001.

          (2) To appoint Deloitte & Touche LLP as independent auditors for the year ended December 31, 1999. Votes cast were: 4,649,679 for, 26,456 against and 18,444 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.1      --   Second Amended Plan of Reorganization of the Company,
                 effective as of June 1, 1992 (incorporated by reference to
                 Exhibit 2.1 to the Amendment No. 2 to Registration Statement
                 on Form 10, dated March 27, 1997).
   2.2      --   Amended Modification to Second Amended Plan of
                 Reorganization of the Company, confirmed on August 24, 1993
                 (incorporated by reference to Exhibit 2.2 to the Amendment
                 No. 2 to Registration Statement on Form 10, dated March 27,
                 1997).
   2.3      --   Agreement and Plan of Merger, dated as of December 31, 1996
                 (incorporated by reference to Exhibit 2.3 to the Amendment
                 No. 2 to Registration Statement on Form 10, dated March 27,
                 1997).
   3.1      --   Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      --   Bylaws of the Company, as amended on May 20, 1999.
   4.1      --   Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form 10,
                 dated March 27, 1997).
   4.2      --   Amendment Agreement dated as of October 20, 1998, to the
                 Rights Agreement dated as of January 20, 1997 between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K dated October 20, 1998).
  27.1      --   Financial Data Schedule. (For SEC Use Only).
  99.1      --   The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements (incorporated by reference to
                 Exhibit 99.1 to the Annual Report on Form 10-K, dated March
                 29, 1999).
  99.2      --   Notice of Pending Distribution of New Common Stock in The
                 Enstar Group, Inc. (incorporated by reference to Exhibit
                 99.1 to the Amendment No. 2 to Registration Statement on
                 Form 10, dated March 27, 1997).
  99.3      --   Modified Order on Proposed Distribution to Equity Security
                 Holders by the United States Bankruptcy Court for the Middle
                 District of Alabama (incorporated by reference to Exhibit
                 99.2 to the Amendment No. 2 to Registration Statement on
                 Form 10, dated March 27, 1997).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended June 30, 1999.

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

Date: August 6, 1999