Form 10-Q
period 1999-09-30
ENSTAR GROUP INC
filed 1999-11-12
CIK 55820

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 12, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at November 12, 1999 was 5,265,753.

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................     $63,713        $12,826
Certificates of deposit.....................................       3,595         53,424
Other.......................................................         476            724
Investment in B-Line LLC....................................         955          1,007
Property and equipment, net.................................          37             36
                                                                 -------        -------
          Total assets......................................     $68,776        $68,017
                                                                 =======        =======
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................     $    91        $   529
Deferred liabilities........................................         235            174
Other.......................................................         379            370
                                                                 -------        -------
          Total liabilities.................................         705          1,073
                                                                 -------        -------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,080 and 5,707,920 shares issued at
     September 30, 1999 and December 31, 1998,
     respectively)..........................................          57             57
  Additional paid-in capital................................     183,191        183,201
  Note receivable, net of discount of $619 and $973 at
     September 30, 1999 and December 31, 1998,
     respectively...........................................     (14,381)       (14,027)
  Accumulated deficit.......................................     (94,986)       (96,477)
  Treasury stock, at cost (442,351 shares)..................      (5,810)        (5,810)
                                                                 -------        -------
          Total shareholders' equity........................      68,071         66,944
                                                                 -------        -------
          Total liabilities and shareholders' equity........     $68,776        $68,017
                                                                 =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                     (UNAUDITED)
Investment income...............................  $    1,148   $   36,894   $    3,295   $   39,625
Litigation income (expense), net................          --           (2)         245           68
General and administrative expenses.............        (427)        (350)      (1,956)      (1,565)
Interest expense................................          (3)         (40)          (9)        (133)
                                                  ----------   ----------   ----------   ----------
Income before income taxes......................         718       36,502        1,575       37,995
Income taxes....................................         (37)      (1,154)         (84)      (1,194)
                                                  ----------   ----------   ----------   ----------
Net income......................................  $      681   $   35,348   $    1,491   $   36,801
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding.............   5,265,729    4,115,064    5,265,716    4,205,956
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution......................................   5,342,337    4,171,084    5,333,915    4,257,165
                                                  ==========   ==========   ==========   ==========
Net income per common share.....................  $     0.13   $     8.59   $     0.28   $     8.75
                                                  ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution......................................  $     0.13   $     8.47   $     0.28   $     8.64
                                                  ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              THREE MONTHS
                                                                  ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                             ---------------   -----------------
                                                             1999     1998      1999      1998
                                                             ----   --------   ------   --------
                                                                       (IN THOUSANDS)
                                                                         (UNAUDITED)
Net income.................................................  $681   $ 35,348   $1,491   $ 36,801
Other comprehensive income:
  Unrealized gains (losses) on investment in First Union...    --     (5,680)      --      2,846
  Less: reclassification adjustment for gains included in
     net income............................................    --    (37,634)      --    (40,452)
                                                             ----   --------   ------   --------
Other comprehensive income.................................     0    (43,314)       0    (37,606)
                                                             ----   --------   ------   --------
Comprehensive income.......................................  $681   $ (7,966)  $1,491   $   (805)
                                                             ====   ========   ======   ========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $ 1,491     $ 36,801
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................        10           11
     Amortization of goodwill...............................        70           --
     Accretion of discount on note receivable...............      (354)          --
     Equity in earnings of B-Line LLC.......................       (18)          --
     Gain on sale of First Union common stock...............        --      (40,452)
     Loss on call option transactions.......................        --        2,498
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities...............      (438)       1,142
     Other..................................................       318          117
                                                               -------     --------
          Net cash provided by operating activities.........     1,079          117
                                                               -------     --------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............        --       68,824
  Proceeds from sale of call options........................        --          363
  Repurchases of call options sold..........................        --         (902)
  Purchases of certificates of deposit......................    (3,595)      (6,754)
  Maturities of certificates of deposit.....................    53,424        6,655
  Purchase of property and equipment........................       (11)          (3)
                                                               -------     --------
          Net cash provided by investing activities.........    49,818       68,183
                                                               -------     --------
Cash flows from financing activities:
  Common stock issuance costs...............................       (10)          --
  Proceeds from note payable................................        --        1,311
  Repayment of note payable.................................        --       (1,824)
  Purchase of treasury stock................................        --       (4,770)
                                                               -------     --------
          Net cash used in financing activities.............       (10)      (5,283)
                                                               -------     --------
Increase in cash and cash equivalents.......................    50,887       63,017
Cash and cash equivalents at the beginning of the period....    12,826          700
                                                               -------     --------
Cash and cash equivalents at the end of the period..........   $63,713     $ 63,717
                                                               =======     ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................   $    --     $     18
                                                               =======     ========
  Income taxes paid.........................................   $    58     $    189
                                                               =======     ========

The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 29, 1999 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 2:  INVESTMENT IN B-LINE

     In November 1998, the Company made an investment in B-Line LLC ("B-Line"). B-Line is a privately owned company based in Seattle, Washington that provides services to credit card issuers and other holders of similar receivables.

     The Company purchased $950,000 of membership units of B-Line, representing approximately 8.77% of the then outstanding units of B-Line. The Company also purchased a one-year warrant to acquire additional B-Line units, with an aggregate exercise price of $950,000. Other investors also purchased membership units and warrants in B-Line. If the Company and the other investors with outstanding B-Line warrants and options were to exercise those warrants and options, the Company would own approximately 13.89% of B-Line.

     The Company's B-Line membership units are accounted for under the equity method. In addition, legal and professional fees of approximately $15,000 incurred in the purchase were capitalized as a part of the original cost. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and is being amortized over a period of 10 years.

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

     (c) Note Receivable -- In December 1998, the Company sold 1,158,860 newly issued shares of the Company's common stock to J. Christopher Flowers for a total purchase price of $15 million, in exchange for a full recourse promissory note from Flowers. Since the interest rate on the note is less than the rate an independent lender would charge Flowers, the note was recorded at a discount so as to yield a then current "market rate" of interest over its term, and a charge to earnings of approximately $990,000 was incurred to reflect such discount. This discount is being accreted over the term of the note. During the nine months ended September 30, 1999, approximately $354,000 was recorded as interest income to reflect the accretion of the discount. In accordance with generally accepted accounting principles, the note receivable, net of discount, is recorded as a charge to equity.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

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

NOTE 5:  INVESTMENT INCOME

     Investment income for the three and nine months ended September 30, 1999 and 1998 is made up of the following components:

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                        ------------------------   ------------------------
                                           1999         1998          1999         1998
                                        ----------   -----------   ----------   -----------
Gain on sale of First Union common
stock.................................          --   $37,634,000           --   $40,452,000
Loss on call option transactions......          --    (1,371,000)          --    (2,498,000)
Dividend and interest income and
  other...............................  $1,148,000       631,000   $3,295,000     1,671,000
                                        ----------   -----------   ----------   -----------
          Total investment income.....  $1,148,000   $36,894,000   $3,295,000   $39,625,000
                                        ==========   ===========   ==========   ===========

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of September 30, 1999, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of December 31, 1998 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

October 29, 1999
Atlanta, Georgia

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

     The Company's assets, aggregating approximately $68.8 million at September 30, 1999, consisted primarily of cash, cash equivalents and certificates of deposit.

     The Company is currently engaged in the active search for one or more operating businesses. This search occupies substantially all of the time of the Company's senior officers. The Company's officers and directors have made efforts to identify suitable acquisition targets, however, such efforts have not resulted to date in any definitive agreements with respect to the acquisition of any business or company. With the exception of various expenses incurred in connection with the Company's search for a suitable acquisition, its only needs are to fund normal operating expenses. In the event the Company fails to acquire an operating business within a reasonable period of time, the Company will consider other alternatives, including, but not limited to, liquidation of the Company.

  Financial Condition

     The Company had total assets of $68.8 million at September 30, 1999 compared to $68.0 million at December 31, 1998.

  Results of Operations

     The Company reported net income of $681,000 and $1,491,000 for the three and nine month periods ended September 30, 1999, compared to net income of $35,348,000 and $36,801,000 for the same periods in the prior year. The changes in net income from the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year are primarily a result of changes in the components of investment income and, in 1999, increased general and administrative expenses.

     Investment income was approximately $1.1 million and $3.3 million for the three and nine months periods ended September 30, 1999, respectively, compared to approximately $36.9 and $39.6 million for the same periods in the prior year. During the first quarter of 1998, the Company recorded a gain on the sale of 101,939 shares of First Union common stock of $2.8 million net of losses on call option transactions of approximately $1.2 million. During the quarter ended September 30, 1998, the Company sold its remaining 1,232,307 Shares of First Union common stock. The Company received net proceeds of approximately $63.7 million and realized a gain of approximately $37.6 million on the sale of the shares. This gain was partially offset by losses on call option transactions of approximately $1.4 million during the quarter ended September 30, 1998. In addition, the Company had interest and dividend income of approximately $631,000 and $1,671,000 for the three and nine month periods ended September 30, 1998, respectively. Investment income for the three and nine month periods ended September 30, 1999 consisted almost entirely of interest income. Since the sale of the Company's remaining holdings in First Union common stock during the year ended December 31, 1998, the Company has invested primarily in interest bearing accounts and certificates of deposit.

     General and administrative expenses were $427,000 and $1,956,000 for the three and nine month periods ended September 30, 1999, respectively, compared to $350,000 and $1,565,000 for the same periods in 1998. In addition to normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for a suitable acquisition. Most variances in general and administrative expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate. During 1999, the Company incurred an increase in general and administrative expenses as a direct result of intensive evaluation of several potential acquisition candidates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to some market risk from changes in interest rates, but the Company does not believe the risk is material. The Company had cash and cash equivalents of approximately $63.7 million in interest bearing accounts (interest at floating rates) and approximately $3.6 million of short-term certificates of deposit (interest at fixed rates) at September 30, 1999. Although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at September 30, 1999 was approximately 8 months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates. The Company also had a full recourse note receivable at September 30, 1999, classified as a reduction of equity. The $15.0 million note bears interest at a fixed rate of 4.06% per annum, requires quarterly interest payments, and matures in December 2000. The note was recorded at a discount so as to yield a current market rate of interest as of the date of issuance of the note.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.1       --  Second Amended Plan of Reorganization of the Company,
                 effective as of June 1, 1992 (incorporated by reference to
                 Exhibit 2.1 to the Amendment No. 2 to Registration Statement
                 on Form 10, dated March 27, 1997).
   2.2       --  Amended Modification to Second Amended Plan of
                 Reorganization of the Company, confirmed on August 24, 1993
                 (incorporated by reference to Exhibit 2.2 to the Amendment
                 No. 2 to Registration Statement on Form 10, dated March 27,
                 1997).

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.3       --  Agreement and Plan of Merger, dated as of December 31, 1996
                 (incorporated by reference to Exhibit 2.3 to the Amendment
                 No. 2 to Registration Statement on Form 10, dated March 27,
                 1997).
   3.1       --  Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2       --  Bylaws of the Company, as amended on May 20, 1999
                 (incorporated by reference to Exhibit 3.2 to the Quarterly
                 Report on Form 10-Q dated August 6, 1999).
   4.1       --  Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form 10,
                 dated March 27, 1997).
   4.2       --  Amendment Agreement dated as of October 20, 1998, to the
                 Rights Agreement dated as of January 20, 1997 between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K dated October 20, 1998).
  27.1       --  Financial Data Schedule. (For SEC Use Only)
  99.1       --  The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements (incorporated by reference to
                 Exhibit 99.1 to the Annual Report on Form 10-K, dated March
                 29, 1999).
  99.2       --  Notice of Pending Distribution of New Common Stock in The
                 Enstar Group, Inc. (incorporated by reference to Exhibit
                 99.1 to the Amendment No. 2 to Registration Statement on
                 Form 10, dated March 27, 1997).
  99.3       --  Modified Order on Proposed Distribution to Equity Security
                 Holders by the United States Bankruptcy Court for the Middle
                 District of Alabama (incorporated by reference to Exhibit
                 99.2 to the Amendment No. 2 to Registration Statement on
                 Form 10, dated March 27, 1997).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ENSTAR GROUP, INC.

                                   By:          /s/ CHERYL D. DAVIS
                                      ------------------------------------------
                                                   Cheryl D. Davis
                                       Chief Financial Officer, Vice President
                                            of Corporate Taxes, Secretary
                                                 (Authorized Officer)
                                            (Principal Financial Officer)

Date: November 12, 1999