Form 10-K405
period 1999-12-31
ENSTAR GROUP INC
filed 2000-03-22
CIK 55820

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 22, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                              OR
      (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________TO ____________

                         COMMISSION FILE NUMBER 0-07477

                             THE ENSTAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  GEORGIA                                        63-0590560
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                       Identification No.)

             401 MADISON AVENUE                                    36104
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 14, 2000, was $47,639,050 (Based on the closing price on such date on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc.).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at March 14, 2000 was 5,265,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000 are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                  PART I
 1.    Business....................................................    1
 2.    Properties..................................................    3
 3.    Legal Proceedings...........................................    3
 4.    Submission of Matters to a Vote of Security Holders.........    3
       Supplementary Item. Certain Risk Factors....................    3
                                 PART II
 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................    4
 6.    Selected Financial Data.....................................    5
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    5
 7A.   Quantitative and Qualitative Disclosures About Market
       Risks.......................................................    9
 8.    Financial Statements and Supplementary Data.................    9
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   24
                                PART III
10.    Directors and Executive Officers of the Registrant..........   24
11.    Executive Compensation......................................   24
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   24
13.    Certain Relationships and Related Transactions..............   24
                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................   24

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Enstar Group, Inc., a Georgia corporation (the "Company"), currently holds assets, aggregating approximately $69.4 million at December 31, 1999, consisting primarily of cash, cash equivalents and short-term certificates of deposit. The Company filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on May 31, 1991 and operated as a reorganized debtor pursuant to its Second Amended Plan of Reorganization, as modified (the "Reorganization Plan"), until July 17, 1997 when the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court") closed the Company's Chapter 11 proceedings by final order. In accordance with the terms of the Reorganization Plan and orders of the Bankruptcy Court, the Company issued 4,549,244 shares of common stock, par value $.01 per share (the "Common Stock" or "Shares") to qualified former shareholders of record, or transferees of such former shareholders, of the common stock of the Company which had been cancelled in the Company's bankruptcy proceeding (the "Cancelled Stock"). See "History." The Company currently is engaged actively in the search for one or more operating businesses which meet the Company's acquisition criteria. The Company does not operate in multiple segments. See "Strategy for Business Acquisitions."

ORGANIZATIONAL STRUCTURE

     The Company's executive offices are located at 401 Madison Avenue, Montgomery, Alabama 36104, and its telephone number is (334) 834-5483. The Company has seven employees whose principal duties currently include managing the assets of the Company, evaluating potential acquisition candidates, fulfilling reporting requirements associated with being a publicly traded company and various other accounting and tax matters. The Company is a Georgia corporation and successor by a 1996 merger to a Delaware corporation of the same name.

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

     The Company's Reorganization Plan was confirmed in February 1992, and became effective on June 1, 1992 (the "Effective Date"). The Reorganization Plan provided that creditors would receive all distributions under the Reorganization Plan until paid in full and that the Company's stock would be cancelled on the Effective Date. The Bankruptcy Court authorized a modification of the Company's Reorganization Plan in August of 1993. Among other things, the modification clarified that any property remaining after creditors had been paid in full would be held for the benefit of the Company's former shareholders.

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

     In addition to the proceeds received from the disposition of the American stock, the Company received recoveries from litigation pursued under the terms of its Reorganization Plan. The total amount of these recoveries, net of expenses, was approximately $25.7 million.

     In total, the Company paid approximately $116.8 million under its Reorganization Plan to satisfy the allowed claims of creditors, including interest. In 1997, the Company completed its reorganization and since that time has distributed 4,549,244 Shares to its qualified former shareholders in accordance with the terms of its Reorganization Plan.

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

ITEM 2.  PROPERTIES

     The Company does not currently own any real property. In June 1999, the Company signed a three year lease on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,500 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates. The cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the quarter ended December 31, 1999.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 1999 and 1998, as reflected in the OTC Bulletin Board Daily Trade and Quote Summary Report:

                                                                 1999                1998
                                                           -----------------   -----------------
                                                            HIGH       LOW      HIGH       LOW
                                                           -------   -------   -------   -------
First Quarter............................................   14 11/16  13 1/8    14 1/2    10 1/2
Second Quarter...........................................   16 3/4    13 5/16   15 7/16   13 7/8
Third Quarter............................................   16 3/8    14 1/4    16 1/2    10 3/4
Fourth Quarter...........................................   15 7/8    12 3/4    15 3/16   12 3/4

     At March 14, 2000, there were approximately 3,375 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 1999 and is derived in part from the audited Consolidated Financial Statements of the Company. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and related notes thereto, and other financial data included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                              1999         1998         1997       1996       1995
                                           ----------   ----------   ----------   -------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income from continuing operations........  $    2,137   $   38,348   $    8,917   $   740   $ 14,122
Income from discontinued operations(1)...                                                     54,482
                                           ----------   ----------   ----------   -------   --------
Net income...............................  $    2,137   $   38,348   $    8,917   $   740   $ 68,604
                                           ==========   ==========   ==========   =======   ========
Income per common share:
  Continuing operations..................  $      .41   $     9.08   $     2.61   $ 7,400   $141,220
  Discontinued operations................                                                    544,820
                                           ----------   ----------   ----------   -------   --------
  Net income.............................  $      .41   $     9.08   $     2.61   $ 7,400   $686,040
                                           ==========   ==========   ==========   =======   ========
Weighted average shares outstanding(2)...   5,265,724    4,221,555    3,413,351       100        100
                                           ==========   ==========   ==========   =======   ========
Income per common share --
  assuming dilution:
  Continuing operations..................  $      .40   $     8.97   $     2.61   $ 7,400   $141,220
  Discontinued operations................                                                    544,820
                                           ----------   ----------   ----------   -------   --------
  Net income.............................  $      .40   $     8.97   $     2.61   $ 7,400   $686,040
                                           ==========   ==========   ==========   =======   ========
Weighted average shares outstanding --
  assuming dilution(2)...................   5,332,251    4,275,500    3,421,738       100        100
                                           ==========   ==========   ==========   =======   ========
Pro forma income per common share(3):
  Continuing operations..................                            $     1.96   $   .16   $   3.10
  Discontinued operations................                                                      11.98
                                                                     ----------   -------   --------
  Net income.............................                            $     1.96   $   .16   $  15.08
                                                                     ==========   =======   ========
Balance Sheet data:
  Total assets...........................  $   69,413   $   68,017   $   72,932   $69,572   $ 59,602
  Note payable...........................                                   513    18,100
  Liabilities subject to compromise......         383          370          358       588     26,540
  Total liabilities......................         819        1,073        3,268    21,430     27,702
  Shareholders' equity...................      68,594       66,944       69,664    48,142     31,900

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets, aggregating approximately $69.4 million at December 31, 1999, consist primarily of cash, cash equivalents and certificates of deposit.

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

FINANCIAL CONDITION

     The Company had total assets of $69.4 million at December 31, 1999 compared to $68.0 million at December 31, 1998. The change in total assets was primarily due to the increase in the Company's cash, cash equivalents and certificates of deposit.

     The Company's total liabilities at December 31, 1999 were $819,000 compared to $1.1 million at December 31, 1998. The decrease in liabilities is primarily due to the reduction of certain accounts payable and accrued liabilities.

OTHER MATERIAL TRANSACTION

     Flowers Transaction. On October 20, 1998, the Company and J. Christopher Flowers ("Flowers") entered into an Investment Agreement (the "Investment Agreement"), whereby the Company agreed to sell to Flowers 1,158,860 newly issued shares of the Company's Common Stock at a price of $12.94375 per share, for a total purchase price of $15.0 million, in exchange for a full recourse promissory note from Flowers (the "Transaction"). The price per share represented the average of the reported closing prices for the Company's Common Stock for the ten trading days immediately preceding October 20, 1998, the date the Board of Directors approved the Transaction. In the Investment Agreement, Flowers agreed to certain restrictions on his ability to transfer the Shares and agreed not to acquire any additional Shares of the Company or participate in any capacity in certain other significant transactions involving the Company without the approval of the Board of Directors. The Investment Agreement also contains certain provisions relating to conflicting business opportunities and competing transactions involving Flowers and related entities. In addition, Flowers was appointed to the executive officer position of Vice Chairman of the Board of Directors effective December 1, 1998.

     On December 17, 1998, the Transaction was approved by the shareholders of the Company at a special meeting held for such purpose. On December 18, 1998, the Company consummated the sale of the shares to Flowers, resulting in Flowers owning approximately 23% of the outstanding Common Stock of the Company at such date. Since the price per share on the date of the shareholders' approval
($13 5/8) exceeded the per share sales price to Flowers, a charge to earnings of approximately $789,000 was recognized. In addition, legal, professional and other fees aggregating approximately $464,000 incurred in relation to the Transaction were charged to equity in 1998 and 1999.

     The full recourse promissory note in the amount of $15.0 million for the purchase price of the shares was repaid in full with accrued interest on March 3, 2000. The note bore interest at the rate of 4.06% per annum, required quarterly interest payments and had a maturity date of December 18, 2000. Since the interest rate on the note was less than the rate an independent lender would charge Flowers, the note was recorded at a discount so as to yield a then current "market rate" of interest over its term, and a charge to earnings of approximately $990,000 was incurred to reflect such discount. This discount was being accreted over the term of the note. The promissory note, net of discount, was classified as a reduction of equity at December 31, 1999 and 1998.

     The Company and Flowers entered into a Registration Rights Agreement pursuant to which Flowers was granted certain rights to require the Company to register his shares.

RESULTS OF OPERATIONS

  1999 Compared to 1998

     Investment income was approximately $4.4 million in 1999 compared to approximately $40.5 million in 1998. Investment income for 1999 consisted almost entirely of interest income from cash, cash equivalents, certificates of deposit and the note receivable from Flowers. Investment income for 1998 included interest and dividend income of approximately $2.6 million and a gain of approximately $40.4 million on the sale of 1,334,246 shares of First Union Common Stock, offset by losses on call option transactions of approximately $2.5 million.

     In 1999, the Company recorded net litigation income of approximately $244,000 compared to approximately $3.0 million in 1998. The 1999 litigation income resulted from the receipt of additional proceeds from the earlier settlement of the Company's claim against a former officer of the Company. In 1998, the Company received approximately $1.1 million in net litigation proceeds as its share of the final distribution resulting from its legal action originally brought against Michael Milken and others in 1991. In addition, the 1998 income included the reversal of a $1.9 million reserve for litigation settlements previously recorded in connection with litigation involving a former officer of the Company.

     General and administrative expenses were approximately $2.4 million in 1999 and approximately $3.7 million in 1998. The reduction in these expenses was primarily due to the absence in 1999 of approximately $1.8 million of expenses recorded in 1998 resulting from the Flowers Transaction. In addition to normal operating expenses, the Company's general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for a suitable acquisition. Most variances in general and administrative expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate. During 1999, the Company experienced an increase in certain general and administrative expenses as a direct result of intensive evaluation of several potential acquisition candidates.

     Income tax expense was $124,000 in 1999 and approximately $1.4 million in 1998. The Company's effective tax rate remains substantially less than statutory rates primarily due to the availability of NOLs for federal tax purposes.

     Consolidated net income was approximately $2.1 million in 1999 compared to approximately $38.3 million in 1998. The decrease in 1999 from 1998 is primarily due to the absence in 1999 of transactions comparable to the 1998 gain on the sale of shares of First Union Common Stock.

 1998 Compared to 1997

     Investment income was approximately $40.5 million in 1998 compared to approximately $11.9 million in 1997. This substantial increase was a result of the increase in the gain on the sale of the Company's shares of First Union Common Stock, partially offset by losses incurred on call option transactions involving the First Union Common Stock and an increase in interest income resulting from depositing the proceeds from the sale of the First Union shares in interest bearing accounts.

     The Company had net litigation income of approximately $3.0 million in 1998 compared to net litigation expense of $43,000 in 1997. In 1998, the Company received approximately $1.1 million in proceeds from the Milken litigation and reversed a $1.9 million reserve for litigation settlements previously recorded in connection with litigation involving a former officer of the Company.

     General and administrative expenses were approximately $3.7 million in 1998 and approximately $1.4 million in 1997. The increase in 1998 was primarily a result of the Flowers Transaction and includes compensation expense of approximately $789,000 relating to the difference between the market value of the shares of Common Stock on the date of shareholder approval over the price at which the shares were sold to Flowers. In addition, approximately $973,000 was recognized as expense relating to the discount on the note issued by Flowers to the Company. The Company also incurred additional franchise taxes of approximately $210,000 in 1998.

     Interest expense was $28,000 in 1998 compared to $761,000 in 1997. Interest expense decreased in 1998 primarily because of the repayment of a $18.1 million loan in 1997 and the reversal of accrued interest on the reserve for litigation settlements in 1998.

     Income tax expense was approximately $1.4 million in 1998 and $221,000 in 1997. The increase in 1998 compared to 1997 was principally due to state tax expense, which increased as a result of the absence of NOLs in amounts sufficient to fully offset state taxable income. The Company's effective tax rate remains substantially less than statutory rates primarily due to the availability of NOLs for federal tax purposes.

     Consolidated net income was approximately $38.3 million in 1998 compared to approximately $8.9 million in 1997. The increase in 1998 from 1997 is primarily due to the increase in the gain on the sale of shares of First Union Common Stock.

RECENT DEVELOPMENTS

     On March 2, 2000, the Company announced that its Board of Directors named John J. Oros to the position of Executive Vice President and elected him as a director to fill a newly created position on the Board of Directors. Mr. Oros' responsibilities will involve working with the Company's management and other directors to locate an acquisition target. Mr. Oros also was granted options to purchase 100,000 shares of the Company's common stock under the Omnibus Plan with an exercise price of 12 3/4, the average of the high and low bid prices on March 2, 2000. The options granted under the 1997 Amended Omnibus Incentive Plan vest in three installments; 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003. In addition, Mr. Oros has purchased a total of 75,000 shares of the Company's common stock from J. Christopher Flowers and Jeffrey S. Halis, two directors of the Company. The purchase, when added to the Company common stock he already owns, results in Mr. Oros owning approximately 1.8% of the outstanding shares of the Company.

     The Company also announced that J. Christopher Flowers repaid his $15.0 million note with accrued interest to the Company on March 3, 2000. The note had a due date of December 18, 2000, and resulted from the Company's sale of 1,158,860 newly issued shares of common stock to Mr. Flowers on December 18, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to some market risk from changes in interest rates, but the Company does not believe the risk is material. The Company had cash and cash equivalents of approximately $64.3 million in interest bearing accounts (interest at floating rates) and approximately $3.6 million of short-term certificates of deposit (interest at fixed rates) at December 31, 1999. Although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average term of certificates held by the Company at December 31, 1999 is approximately nine months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates. The Company also had a full recourse note receivable at December 31, 1999, classified as a reduction of equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  The Enstar Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 4, 2000
(March 7, 2000 as to Note 12)

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $ 64,265   $ 12,826
Certificates of deposit.....................................     3,615     53,424
Other.......................................................       564        724
Investment in B-Line LLC....................................       911      1,007
Property and equipment, net.................................        58         36
                                                              --------   --------
          Total assets......................................  $ 69,413   $ 68,017
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $    176   $    529
Deferred liabilities........................................       260        174
Other.......................................................       383        370
                                                              --------   --------
          Total liabilities.................................       819      1,073
                                                              --------   --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,104 and 5,707,920 shares issued at
     December 31, 1999 and 1998, respectively)..............        57         57
  Additional paid-in capital................................   183,191    183,201
  Note receivable, net of discount of $496 and $973 at
     December 31, 1999 and 1998, respectively...............   (14,504)   (14,027)
  Accumulated deficit.......................................   (94,340)   (96,477)
  Treasury stock, at cost (442,351 shares)..................    (5,810)    (5,810)
                                                              --------   --------
          Total shareholders' equity........................    68,594     66,944
                                                              --------   --------
          Total liabilities and shareholders' equity........  $ 69,413   $ 68,017
                                                              ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1999         1998         1997
                                                             ----------   ----------   ----------
Investment income..........................................  $    4,428   $   40,525   $   11,875
Litigation income (expense), net...........................         244        3,024          (43)
General and administrative expenses........................      (2,399)      (3,733)      (1,449)
Reorganization items, net..................................          --           --         (484)
Interest expense...........................................         (12)         (28)        (761)
                                                             ----------   ----------   ----------
Income before income taxes.................................       2,261       39,788        9,138
Income taxes...............................................        (124)      (1,440)        (221)
                                                             ----------   ----------   ----------
Net income.................................................  $    2,137   $   38,348   $    8,917
                                                             ==========   ==========   ==========
Weighted average shares outstanding........................   5,265,724    4,221,555    3,413,351
                                                             ==========   ==========   ==========
Weighted average shares outstanding -- assuming dilution...   5,332,251    4,275,500    3,421,738
                                                             ==========   ==========   ==========
Net income per common share................................  $      .41   $     9.08   $     2.61
                                                             ==========   ==========   ==========
Net income per common share -- assuming dilution...........  $      .40   $     8.97   $     2.61
                                                             ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              ------   --------   -------
Net income..................................................  $2,137   $ 38,348   $ 8,917
Other comprehensive income:
  Unrealized gains on investment in First Union.............              2,846    23,368
  Less: reclassification adjustment for gains included in
     net income.............................................            (40,452)   (9,711)
                                                              ------   --------   -------
Other comprehensive income..................................            (37,606)   13,657
                                                              ------   --------   -------
Comprehensive income........................................  $2,137   $    742   $22,574
                                                              ======   ========   =======

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                          ACCUMULATED
                                                             OTHER
                                                         COMPREHENSIVE      NOTE
                                            ADDITIONAL     INCOME --     RECEIVABLE,
                                   COMMON    PAID IN      UNREALIZED       NET OF      ACCUMULATED   TREASURY
                                   STOCK     CAPITAL         GAIN         DISCOUNT       DEFICIT      STOCK
                                   ------   ----------   -------------   -----------   -----------   --------
Balance at December 31, 1996.....  $  --     $167,935      $ 23,949       $     --      $(143,742)   $    --
  Net income.....................                                                           8,917
  Unrealized gain on investment
     in First Union..............                            23,368
                                   -----     --------      --------       --------      ---------    -------
  Reclassification adjustment for
     gains included in net
     income......................                            (9,711)
  Common stock issued............     45          (45)
  Cost of fractional shares......                 (12)
  Purchase of treasury stock.....                                                                     (1,040)
                                   -----     --------      --------       --------      ---------    -------
Balance at December 31, 1997.....     45      167,878        37,606             --       (134,825)    (1,040)
  Net income.....................                                                          38,348
  Unrealized gain on investment
     in First Union..............                             2,846
  Reclassification adjustment for
     gains included in net
     income......................                           (40,452)
  Common stock issued............     12       15,323                      (14,027)
  Purchase of treasury stock.....                                                                     (4,770)
                                   -----     --------      --------       --------      ---------    -------
Balance at December 31, 1998.....     57      183,201            --        (14,027)       (96,477)    (5,810)
  Net income.....................                                                           2,137
  Common stock issued............                 (10)
  Accretion of discount on note
     receivable..................                                             (477)
                                   -----     --------      --------       --------      ---------    -------
Balance at December 31, 1999.....  $  57     $183,191      $     --       $(14,504)     $ (94,340)   $(5,810)
                                   =====     ========      ========       ========      =========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 2,137   $ 38,348   $  8,917
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation............................................       14         15         11
    Amortization of goodwill................................       90         --         --
    Accretion of discount on note receivable................     (477)        --         --
    Equity in earnings of B-Line LLC........................      (37)        --         --
    Loss on expiration of B-Line warrants...................       42         --         --
    Gain on sale of First Union common stock................       --    (40,452)    (9,711)
    Loss (gain) on call option transactions.................       --      2,498       (137)
    Noncash compensation expense............................       --      1,762         --
  Changes in assets and liabilities:
    Accounts payable and accrued expenses...................     (352)    (1,395)      (818)
    Other, net..............................................      259        (84)      (282)
                                                              -------   --------   --------
         Net cash provided by (used in) operating
           activities.......................................    1,676        692     (2,020)
                                                              -------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............       --     68,824     18,141
  Proceeds from sale of call options........................       --        363        580
  Repurchases of call options sold..........................       --       (902)        --
  Investment in B-Line LLC..................................       --     (1,007)        --
  Purchase of certificates of deposit.......................   (4,379)   (56,876)    (8,978)
  Maturities of certificates of deposit.....................   54,188      6,774      6,894
  Other, net................................................      (36)        (5)       (27)
                                                              -------   --------   --------
         Net cash provided by investing activities..........   49,773     17,171     16,610
                                                              -------   --------   --------
Cash flows from financing activities:
  Common stock issuance costs...............................      (10)      (454)        --
  Proceeds from note payable................................       --      1,311        513
  Repayment of note payable.................................       --     (1,824)   (18,100)
  Purchase of treasury stock................................       --     (4,770)    (1,040)
  Cost of fractional shares.................................       --         --        (12)
                                                              -------   --------   --------
         Net cash used in financing activities..............      (10)    (5,737)   (18,639)
                                                              -------   --------   --------
Increase (decrease) in cash and cash equivalents............   51,439     12,126     (4,049)
Cash and cash equivalents at the beginning of the year......   12,826        700      4,749
                                                              -------   --------   --------
Cash and cash equivalents at the end of the year............  $64,265   $ 12,826   $    700
                                                              =======   ========   ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $    --   $     18   $    751
                                                              =======   ========   ========
  Income taxes paid.........................................  $    80   $  1,440   $    185
                                                              =======   ========   ========
Supplemental disclosures of noncash investing and financing
  activities:
  During 1998 the Company sold 1,158,860 shares of newly
    issued common stock to J. Christopher Flowers, a
    director of the Company, for a $15 million full recourse
    promissory note.
Supplemental disclosure of cash receipts (payments)
  resulting from the reorganization:
  Liabilities subject to compromise.........................  $    --   $     --   $   (244)
                                                              =======   ========   ========
  Interest income...........................................  $    --   $     --   $    102
                                                              =======   ========   ========
  Professional fees.........................................  $    --   $     --   $   (323)
                                                              =======   ========   ========

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

     (b) History of Bankruptcy Proceedings -- The Company filed for protection under Chapter 11 of the United States Bankruptcy Code on May 31, 1991 in the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court"). The Company was successful in negotiating a settlement among its creditors which was incorporated into the Company's Second Amended Plan of Reorganization (the "Reorganization Plan"). The Reorganization Plan was confirmed in February 1992, and became effective on June 1, 1992 (the "Effective Date"). The Reorganization Plan provided that creditors would receive all distributions under the Reorganization Plan until paid in full and that the Company's stock would be canceled on the Effective Date.

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

     On July 1, 1995, the Company sold its ownership interest in American Savings of Florida, F.S.B. ("American") to First Union Corporation ("First Union") for approximately $82.5 million in cash and 815,549 shares of First Union common stock valued at approximately $36.9 million, representing less than 0.5% ownership interest in First Union at that date. As a result of this transaction, the Company realized a gain of approximately $52.7 million, net of expenses of $2.1 million. The cash proceeds from this transaction were used to pay the claims of certain creditors of the Company in accordance with the Reorganization Plan.

     In addition to the proceeds received from the disposition of the American stock, the Company received recoveries from litigation pursued under the terms of its Reorganization Plan. As of December 31, 1999, the total amount of these recoveries, net of expenses, was approximately $25.7 million.

     In July 1997, the Company's bankruptcy case was closed by final decree of the Bankruptcy Court.

     As of December 31, 1999, the Company has issued 4,549,244 shares of its common stock to its qualified former shareholders in accordance with the terms of its Reorganization Plan. Shareholders received one share for every ten shares of stock formerly held and cash in lieu of any fractional shares.

                             THE ENSTAR GROUP, INC.

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

     (d) Investments -- The Company classified its investment in First Union as available-for-sale in accordance with Statement of Financial Accounting Standard ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, unrealized gains and losses were excluded from net income and reported as a separate component of comprehensive income and shareholders' equity until the sale of all remaining shares of First Union in 1998. During 1998, the Company purchased membership units of B-Line LLC. This investment is accounted for under the equity method.

     (e) Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets.

     (f) Financial Instruments -- The Company invests in certificates of deposit ("CDs") offered by commercial banks. These certificates, which have a weighted average maturity of approximately nine months, are classified by the Company as "held to maturity" securities. The estimated fair value of CDs at December 31, 1999 and 1998, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.

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

     (k) Comprehensive Income -- The Company adopted SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income. The statement defines comprehensive income as certain changes in equity from non-owner sources.

     (l) Reclassifications -- Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

                             THE ENSTAR GROUP, INC.

NOTE 3:  INVESTMENT IN B-LINE

     In November 1998, the Company purchased $950,000 in membership units of B-Line LLC ("B-Line"). B-Line is a privately owned company based in Seattle, Washington, that provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts.

     At the time of the purchase, the Company's membership units represented approximately 8.77% of the outstanding units of B-Line. The Company also purchased a one-year warrant to acquire additional B-Line units, with an aggregate exercise price of $950,000. Other investors also purchased membership units and warrants in B-Line. The Company's warrants expired unexercised in November 1999. As a result of the expiration of the warrants, a loss of approximately $42,000 was incurred and the Company's ownership percentage decreased to approximately 7.99%.

     The Company's B-Line membership units are accounted for under the equity method. In addition, legal and professional fees of approximately $15,000 incurred in the purchase of the Company's investment were capitalized as a part of the original cost. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and is being amortized over a period of 10 years.

NOTE 4:  TREASURY STOCK

     In July 1997, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. During 1997 and the first quarter of 1998, the Company repurchased a total of 387,826 shares for approximately $5.0 million. On April 21, 1998, the Company announced a second stock repurchase program under the same terms as the July 1997 program. The Company has repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan. Under the two stock repurchase programs, the Company has repurchased a total of 442,351 shares for approximately $5.8 million.

NOTE 5:  LEGAL PROCEEDINGS

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

NOTE 6:  LEASES

     In June 1999, the Company signed a three year lease on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company also leases certain office equipment on a month-to-month basis. Rent expense was approximately $36,000, $34,000 and $34,000 in 1999, 1998 and 1997, respectively.

                             THE ENSTAR GROUP, INC.

NOTE 7:  INCOME TAXES

     The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

                                                            1999       1998      1997
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
Federal income taxes at statutory rate...................  $   769   $ 13,528   $ 3,198
State income taxes, net of federal benefit...............       62      2,134       297
Utilization of net operating loss carryforwards..........       --    (14,544)       --
Expiration of tax credit carryforwards...................      720         --        --
Dividends received deduction.............................       --       (267)     (494)
Capitalized reorganization costs.........................       --         --       251
Non-deductible expenses related to Flowers Transaction
(See Note 8).............................................     (162)       605        --
Change in valuation allowance............................   (1,282)       (72)   (3,174)
Other....................................................       17         56       143
                                                           -------   --------   -------
                                                           $   124   $  1,440   $   221
                                                           =======   ========   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company's deferred taxes at December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred income tax assets:
  Operating loss carryforwards..............................  $ 15,791   $ 16,444
  Tax credit carryforwards..................................     3,285      4,004
  Other.....................................................       268        208
  Alternative minimum tax credit carryforwards..............     1,032      1,002
                                                              --------   --------
  Deferred tax assets.......................................    20,376     21,658
  Valuation allowance.......................................   (20,376)   (21,658)
                                                              --------   --------
     Net deferred taxes.....................................  $     --   $     --
                                                              ========   ========

     The Company has established a valuation allowance equal to deferred tax assets as realization of such deferred tax assets is dependent on future taxable income of sufficient amounts to utilize the net operating loss carryforwards ("NOLs"), tax credit carryforwards and other deferred tax assets. In addition, because there are possible applications of certain provisions of the Internal Revenue Code of 1986, as amended that may limit the Company's use of the NOLs in future tax returns, there can be no assurance that the Company will be able to utilize its NOLs fully.

     At December 31, 1999, the Company had federal NOLs of approximately $46.4 million, which, if not utilized, expire in various years from 2004 through 2011. The Company also had general business tax credit carryforwards of approximately $3.3 million at December 31, 1999. If not utilized, these credit carryforwards expire in 2000 and 2001.

NOTE 8:  SHAREHOLDER'S EQUITY AND PRO FORMA EARNINGS PER SHARE

     (a) Distribution of Common Stock -- As of December 31, 1999, the Company had issued 4,549,244 shares of its common stock to its qualified former shareholders in accordance with the terms of its Reorganization Plan. Shareholders received one share for every ten shares of stock formerly held and cash in lieu of any fractional shares. To qualify for this distribution, former shareholders had to submit a signed

                             THE ENSTAR GROUP, INC.

certification of ownership form on or before December 31, 1997. Approximately 200,000 shares were unclaimed and therefore will not be issued.

     (b) Note Receivable -- On October 20, 1998, the Company and J. Christopher Flowers ("Flowers") entered into an Investment Agreement (the "Investment Agreement"), whereby the Company agreed to sell to Flowers 1,158,860 newly issued shares of the Company's common stock at a price of $12.94375 per share, for a total purchase price of $15.0 million, in exchange for a full recourse promissory note from Flowers (the "Transaction"). The price per share represented the average of the reported closing prices for the Company's common stock for the ten trading days immediately preceding October 20, 1998, the date the Board of Directors approved the Transaction. In the Investment Agreement, Flowers agreed to certain restrictions on his ability to transfer the shares and agreed not to acquire any additional shares of the Company or participate in any capacity in certain other significant transactions involving the Company without the approval of the Board of Directors. The Investment Agreement also contains certain provisions relating to conflicting business opportunities and competing transactions involving Flowers and related entities. In addition, Flowers was appointed to the executive officer position of Vice Chairman of the Board of Directors effective December 1, 1998.

     On December 17, 1998, the Transaction was approved by the shareholders of the Company at a special meeting held for such purpose. On December 18, 1998, the Company consummated the sale of the shares to Flowers, resulting in Flowers owning approximately 23% of the outstanding common stock of the Company at such date. Since the price per share on the date of the shareholders' approval
($13 5/8) exceeded the per share sales price to Flowers, a charge to earnings of approximately $789,000 was recognized. In addition, legal, professional and other fees of approximately $464,000 incurred in relation to the Transaction were charged to equity in 1998 and 1999.

     The full recourse promissory note in the amount of $15.0 million for the purchase price of the shares was repaid in full with accrued interest on March 3, 2000. The note bore interest at the rate of 4.06% per annum, required quarterly interest payments and had a maturity date of December 18, 2000. Since the interest rate on the note was less than the rate an independent lender would charge Flowers, the note was recorded at a discount so as to yield a then current "market rate" of interest over its term, and a charge to earnings of approximately $990,000 was incurred to reflect such discount. This discount was being accreted over the term of the note. The promissory note, net of discount, was classified as a reduction of equity at December 31, 1999 and 1998. See Note 12.

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

                             THE ENSTAR GROUP, INC.

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

     In connection with the Transaction described above, the Board of Directors approved an amendment to the Rights Plan for the sole purpose of exempting the Transaction from being a Distribution Triggering Event.

NOTE 9:  INVESTMENT INCOME

     Investment income for the three years ended December 31, 1999, 1998 and 1997, respectively, is made up of the following components:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                              1999     1998      1997
                                                             ------   -------   -------
                                                                   (IN THOUSANDS)
Gain on sale of First Union common stock...................  $   --   $40,452   $ 9,711
Gain (loss) on call option transactions....................      --    (2,498)      137
Dividend and interest income and other.....................   4,428     2,571     2,027
                                                             ------   -------   -------
          Total investment income..........................  $4,428   $40,525   $11,875
                                                             ======   =======   =======

NOTE 10:  STOCK COMPENSATION

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

     All non-employee directors have elected to receive 100% of their compensation in stock units in lieu of cash payments for the retainer and meeting fees. Approximately $260,000 and $174,000 in stock compensation has been deferred under this plan as of December 31, 1999, and 1998, respectively.

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

     Under the CEO Plan, the CEO was granted options for 150,000 shares of common stock with an exercise price of $10.50 in 1997. The options granted under the CEO Plan vest in four equal installments of 37,500 options through January 1, 2000. Under the Directors' Plan, each Outside Director was granted options for 25,000 shares of common stock in 1997. The options have an exercise price of $10.8125 and vest in five equal installments of 5,000 options through January 1, 2001. The Omnibus Plan was established for the benefit of key employees and directors which provides generally for stock appreciation awards, incentive stock options

                             THE ENSTAR GROUP, INC.

and nonqualified stock options. As of December 31, 1999, no awards have been created and no options have been granted under the Omnibus Plan. See Note 12.

     As of December 31, 1999, 150,000 stock options have been granted under the CEO Plan and 100,000 stock options have been granted under the Directors' Plan. Additionally, 112,500 and 60,000 of such options were vested at December 31, 1999 under the CEO Plan and Directors' Plan, respectively, none of which have been exercised (on January 1, 2000, an additional 37,500 and 20,000 options became vested under the CEO Plan and Directors' Plan, respectively).

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

     Had compensation cost for grants under the Company's stock option plans in 1997 been determined based on the fair value at the date of grant consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for 1999, 1998 and 1997 would have been as follows:

                                                       1999         1998          1997
                                                    ----------   -----------   ----------
Pro forma net income..............................  $2,003,600   $38,214,600   $8,783,600
Pro forma net income per common share.............  $      .38   $      9.05   $     2.57
Pro forma net income per common share --
  assuming dilution...............................  $      .38   $      8.94   $     2.57

NOTE 11:  INCOME PER SHARE

     In 1997, the Company implemented SFAS 128, "Earnings per Share." The table below illustrates the reconciliation between net income per common share and net income per common share -- assuming dilution for the years ended December 31, 1999, 1998 and 1997. Net income per common share is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and the number of shares that would have been outstanding if potentially dilutive shares had been issued.

                                                               1999         1998          1997
                                                            ----------   -----------   ----------
Net income................................................  $2,137,000   $38,348,000   $8,917,000
                                                            ==========   ===========   ==========
Net income per common share...............................  $     0.41   $      9.08   $     2.61
                                                            ==========   ===========   ==========
Net income per common share -- assuming dilution..........  $     0.40   $      8.97   $     2.61
                                                            ==========   ===========   ==========
Weighted average shares outstanding.......................   5,265,724     4,221,555    3,413,351
Stock options.............................................      66,527        53,945        8,387
                                                            ----------   -----------   ----------
  Weighted average shares outstanding -- assuming
     dilution.............................................   5,332,251     4,275,500    3,421,738
                                                            ==========   ===========   ==========

NOTE 12:  SUBSEQUENT EVENTS

     On March 2, 2000, the Company announced that its Board of Directors named John J. Oros to the position of Executive Vice President and elected him as a director to fill a newly created position on the Board

                             THE ENSTAR GROUP, INC.

of Directors. Mr. Oros' responsibilities will involve working with the Company's management and other directors to locate an acquisition target. Mr. Oros also was granted options to purchase 100,000 shares of the Company's common stock under the Omnibus Plan with an exercise price of 12 3/4, the average of the high and low bid prices on March 2, 2000. The options granted under the Omnibus Plan vest in three installments: 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003. In addition, Mr. Oros has purchased a total of 75,000 shares of the Company's common stock from J. Christopher Flowers and Jeffrey S. Halis, two directors of the Company. The purchase, when added to the Company common stock he already owns, results in Mr. Oros owning approximately 1.8% of the outstanding shares of the Company. See Note 10.

     The Company also announced that J. Christopher Flowers repaid his $15,000,000 note with accrued interest to the Company on March 3, 2000. The note had a due date of December 18, 2000, and resulted from the Company's sale of 1,158,860 newly issued shares of common stock to Mr. Flowers on December 18, 1998. See Note 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, is included under the sections entitled, "Election of Directors", "Executive Officers" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000 and such sections are deemed incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the sections entitled, "Severance Agreements", "Executive Compensation", "Report of Compensation Committee", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in 1999 and Year-End Option Values", "Performance Graph" and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000 and such sections are deemed incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the sections entitled, "Common Stock Ownership by Management" and "Principal Shareholders" appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000 and such sections are deemed incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the section entitled, "Certain Transactions" appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000 and such section is deemed incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

         The following financial statements included in this Annual Report are for the fiscal period ended December 31, 1999.

         Independent Auditors' Report.
         Consolidated Balance Sheets as of December 31, 1999 and 1998. Consolidated Statements of Income for the years ended December 31,
          1999, 1998 and 1997.
         Consolidated Statements of Comprehensive Income for the years ended
          December 31, 1999, 1998 and 1997.
         Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1999, 1998 and 1997.
         Consolidated Statements of Cash Flows for the years ended December 31,
          1999, 1998 and 1997.
         Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

          All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

          3. Exhibits

REFERENCE
 NUMBER                       DESCRIPTION OF EXHIBITS
---------                     -----------------------
  2.1       Second Amended Plan of Reorganization of the Company,
            effective as of June 1, 1992 (incorporated by reference to
            Exhibit 2.1 to the Amendment No. 2 to the Registration
            Statement on Form 10, dated March 27, 1997).
  2.2       Amended Modification to Second Amended Plan of
            Reorganization of the Company, confirmed on August 24, 1993
            (incorporated by reference to Exhibit 2.2 to the Amendment
            No. 2 to the Registration Statement on Form 10, dated March
            27, 1997).
  2.3       Agreement and Plan of Merger, dated as of December 31, 1996
            (incorporated by reference to Exhibit 2.3 to the Amendment
            No. 2 to the Registration Statement on Form 10, dated March
            27, 1997).
  3.1       Articles of Incorporation of the Company, as amended on June
            10, 1998 (incorporated by reference to Exhibit 3.1 to the
            Quarterly Report on Form 10-Q, dated August 4, 1998).
  3.2       Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated
            August 6, 1999).
  4.1       Rights Agreement between the Company and American Stock
            Transfer & Trust Company, as Rights Agent, dated as of
            January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to the Registration Statement on Form
            10, dated March 27, 1997).
  4.2       Amendment Agreement dated as of October 20, 1998, to the
            Rights Agreement dated as of January 20, 1997 between the
            Company and American Stock Transfer & Trust Company
            (incorporated by reference to Exhibit 10.2 to the Current
            Report on Form 8-K dated October 20, 1998).
 10.1       1997 Amended CEO Stock Option Plan (incorporated by
            reference to Appendix A to the Proxy Statement for the
            Annual Meeting of Shareholders, dated May 23, 1997).
 10.2       1997 Amended Outside Directors' Stock Option Plan
            (incorporated by reference to Appendix B to the Proxy
            Statement for the Annual Meeting of Shareholders, dated May
            23, 1997).
 10.3       1997 Amended Omnibus Incentive Plan (incorporated by
            reference to Appendix C to the Proxy Statement for the
            Annual Meeting of Shareholders, dated May 23, 1997).
 10.4       Revolving Credit Note dated July 31, 1997 made by the
            Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
 10.5       Stock Pledge Agreement between the Company and First Union
            National Bank, dated July 31, 1997 (incorporated by
            reference to Exhibit 10.2 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
 10.6       Deferred Compensation and Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 99.1 to the
            Quarterly Report on Form 10-Q, dated October 30, 1997).
 10.7       Investment Agreement dated October 20, 1998, between the
            Company and J. Christopher Flowers, together with certain
            exhibits thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 1998).
 10.8       Form of Severance Benefits Agreement between the Company and each of Nimrod T. Frazer, Cheryl D. Davis and Amy M.
            Dunaway, each dated May 21, 1998 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated
            March 29, 1999).

REFERENCE
 NUMBER                       DESCRIPTION OF EXHIBITS
---------                     -----------------------
 10.9       Amended and Restated Employment Agreement between the
            Company and John Oros dated March 2, 2000.
 27.1       Financial Data Schedule. (For SEC Use Only)
 99.1       The Enstar Group, Inc. Private Securities Litigation Reform
            Act of 1995 Safe Harbor Compliance Statement For
            Forward-Looking Statements.
 99.2       Notice of Pending Distribution of New Common Stock in The
            Enstar Group, Inc. (incorporated by reference to Exhibit
            99.1 to the Amendment No. 2 to the Registration Statement on
            Form 10, dated March 27, 1997).
 99.3       Modified Order on Proposed Distribution to Equity Security
            Holders by the United States Bankruptcy Court for the Middle
            District of Alabama (incorporated by reference to Exhibit
            99.2 to the Amendment No. 2 to the Registration Statement on
            Form 10, dated March 27, 1997).
 99.4       Application for an Order Pursuant to Sections 6(c) and 6(e)
            of the Investment Company Act of 1940 (incorporated by
            reference to Application for an Order Pursuant to Sections
            6(c) and 6(e) of the Investment Company Act of 1940, dated
            March 19, 1998).
 99.5       Amendment No. 1 to the Application for an Order Pursuant to
            Sections 6(c) and 6(e) of the Investment Company Act of 1940
            (incorporated by reference to Amendment No. 1 to the
            Application for an Order Pursuant to Sections 6(c) and 6(e)
            of the Investment Company Act of 1940, dated May 22, 1998).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

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

  March 22, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ NIMROD T. FRAZER                   Chairman of the Board of         March 22, 2000
-----------------------------------------------------    Directors, President and
                  Nimrod T. Frazer                       Chief Executive Officer

                 /s/ CHERYL D. DAVIS                   Chief Financial Officer, Vice    March 22, 2000
-----------------------------------------------------    President and Secretary
                   Cheryl D. Davis                       (Principal Accounting
                                                         Officer)

             /s/ J. CHRISTOPHER FLOWERS                Vice Chairman of the Board of    March 22, 2000
-----------------------------------------------------    Directors
               J. Christopher Flowers

                /s/ T. WHIT ARMSTRONG                  Director                         March 22, 2000
-----------------------------------------------------
                  T. Whit Armstrong

                 /s/ T. WAYNE DAVIS                    Director                         March 22, 2000
-----------------------------------------------------
                   T. Wayne Davis

                /s/ JEFFREY S. HALIS                   Director                         March 22, 2000
-----------------------------------------------------
                  Jeffrey S. Halis

                                                       Director                         March   , 2000
-----------------------------------------------------
                    John J. Oros