Form 10-Q
period 2000-03-31
ENSTAR GROUP INC
filed 2000-05-15
CIK 55820

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at May 15, 2000 was 5,265,753.

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                        ASSETS
Cash and cash equivalents...................................  $ 79,390      $ 64,265
Certificates of deposit.....................................     3,695         3,615
Other.......................................................       544           564
Investment in B-Line LLC....................................     1,014           911
Property and equipment, net.................................        59            58
                                                              --------      --------
          Total assets......................................  $ 84,702      $ 69,413
                                                              ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $    316      $    176
Deferred liabilities........................................       289           260
Other.......................................................       386           383
                                                              --------      --------
          Total liabilities.................................       991           819
                                                              --------      --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,104 shares issued at March 31, 2000
     and December 31, 1999).................................        57            57
  Additional paid-in capital................................   183,191       183,191
  Note receivable, net of discount of $496 at December 31,
     1999...................................................        --       (14,504)
  Accumulated deficit.......................................   (93,727)      (94,340)
  Treasury stock, at cost (442,351 shares)..................    (5,810)       (5,810)
                                                              --------      --------
          Total shareholders' equity........................    83,711        68,594
                                                              --------      --------
          Total liabilities and shareholders' equity........  $ 84,702      $ 69,413
                                                              ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS,
                                                                  EXCEPT SHARE AND
                                                                  PER SHARE DATA)
                                                                    (UNAUDITED)
Investment income...........................................  $    1,280    $    1,070
Litigation expense, net.....................................          (4)           (2)
General and administrative expenses.........................        (646)         (806)
Interest expense............................................          (3)           (3)
                                                              ----------    ----------
Income before income taxes..................................         627           259
Income taxes................................................         (14)          (11)
                                                              ----------    ----------
Net income..................................................  $      613    $      248
                                                              ==========    ==========
Weighted average shares outstanding.........................   5,265,753     5,265,690
                                                              ==========    ==========
Weighted average shares outstanding -- assuming dilution....   5,317,350     5,323,076
                                                              ==========    ==========
Net income per common share.................................  $     0.12    $     0.05
                                                              ==========    ==========
Net income per common share -- assuming dilution............  $     0.12    $     0.05
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $   613    $   248
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation...........................................        4          4
     Amortization of goodwill...............................       20         30
     Accretion of discount on note receivable...............      (85)      (115)
     Reversal of discount on note receivable................     (411)        --
     Equity in earnings of B-Line LLC.......................     (123)         1
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities...............      140       (365)
     Other..................................................       52        132
                                                              -------    -------
          Net cash provided by (used in) operating
           activities.......................................      210        (65)
                                                              -------    -------
Cash flows from investing activities:
  Purchases of certificates of deposit......................   (2,911)      (367)
  Maturities of certificates of deposit.....................    2,831     50,350
  Purchase of property and equipment........................       (5)        --
                                                              -------    -------
          Net cash (used in) provided by investing
           activities.......................................      (85)    49,983
                                                              -------    -------
Cash flows from financing activities:
  Repayment of note receivable..............................   15,000         --
  Common stock issuance costs...............................       --        (10)
                                                              -------    -------
          Net cash provided by (used in) financing
           activities.......................................   15,000        (10)
                                                              -------    -------
Increase in cash and cash equivalents.......................   15,125     49,908
Cash and cash equivalents at the beginning of the period....   64,265     12,826
                                                              -------    -------
Cash and cash equivalents at the end of the period..........  $79,390    $62,734
                                                              =======    =======
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $    --    $    --
                                                              =======    =======
  Income taxes paid.........................................  $    80    $    31
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 22, 2000 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 2:  B-LINE

     In November 1998, the Company purchased $950,000 in membership units of B-Line LLC ("B-Line"). B-Line is a privately owned company based in Seattle, Washington, that provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts.

     At the time of the purchase, the Company's membership units represented approximately 8.77% of the outstanding units of B-Line. The Company also purchased a one-year warrant to acquire additional B-Line units, with an aggregate exercise price of $950,000. Other investors also purchased membership units and warrants in B-Line. The Company's warrants expired unexercised in November 1999. As a result of the expiration of the warrants, the Company's ownership percentage decreased to approximately 7.99%.

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

     (c) Note Receivable -- In March 2000, Mr. J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company, repaid his $15 million note with accrued interest to the Company. This note receivable, net of discount, was classified as a reduction to equity. The note had a due date of December 18, 2000, and resulted from the Company's sale of 1,158,860 newly issued shares of common stock to Mr. Flowers on December 18, 1998. In connection with the early repayment of the note receivable, the Company reversed the unamortized portion of the discount recorded on the note receivable. This reversal resulted in a decrease of approximately $411,000 to general and administrative expenses in March 2000.

                             THE ENSTAR GROUP, INC.

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

NOTE 5:  INVESTMENT INCOME

     Investment income for the three months ended March 31, 2000 and 1999 is made up of the following components:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Interest income.............................................  $1,157,000    $1,071,000
Equity in earnings of B-Line LLC............................     123,000        (1,000)
                                                              ----------    ----------
          Total investment income...........................  $1,280,000    $1,070,000
                                                              ==========    ==========

NOTE 6:  SUBSEQUENT EVENTS

     On April 12, 2000, the Company announced that it had signed a definitive agreement to join with co-investors to acquire two reinsurance subsidiaries of Petrofina S.A. Petrofina S.A. is a subsidiary of TotalFina Elf S.A. The subsidiaries, Brittany Insurance Company, Ltd. ("Brittany"), incorporated under the laws of Bermuda, and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI"), a Belgian corporation, have been restructured to exclude risks related to Petrofina S.A. and its other subsidiaries. The Company, along with a private Bermuda based firm which is in the business of acquiring and managing captive reinsurance operations, and an entity controlled by Trident II, L.P. have formed BH Acquisition Limited in Bermuda to acquire Brittany and CEAI. Trident II, L.P., which is managed by Marsh & McLennan Capital, Inc., makes private equity and equity related investments in the global insurance, reinsurance and related industries. In exchange for approximately $9.4 million, the Company will receive 50% of the voting stock and a 33% economic interest in BH Acquisition Limited. The acquisitions are subject to regulatory approval in Bermuda and Belgium.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Enstar Group, Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 4, 2000 (March 7, 2000 as to Note 12), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 5, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's assets, aggregating approximately $84.7 million at March 31, 2000, consisted primarily of cash, cash equivalents and certificates of deposit.

     The Company is currently engaged in the active search for one or more operating businesses. This search occupies substantially all of the time of the Company's senior officers. The Company's officers and directors have identified one such suitable acquisition and the Company has entered into a definitive agreement to join with co-investors to acquire two reinsurance subsidiaries of Petrofina S.A. See "Recent Developments".

Financial Condition

     The Company had total assets of $84.7 million at March 31, 2000 compared to $69.4 million at December 31, 1999. The increase in total assets was due to the early repayment of a $15 million note by J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company.

     Mr. Flowers repaid his $15 million note with accrued interest to the Company on March 3, 2000. The note had a due date of December 18, 2000, and resulted from the Company's sale of 1,158,860 newly issued shares of common stock to Mr. Flowers on December 18, 1998 (the "Flowers Transaction"). In connection with the repayment, the Company reversed the unamortized discount on the note of approximately $411,000.

Results of Operations

     The Company reported net income of $613,000 for the three months ended March 31, 2000, compared to net income of $248,000 for the same period in the prior year.

     Investment income was approximately $1.3 million for the three months ended March 31, 2000 compared to approximately $1.1 million for the three months ended March 31, 1999. Investment income was comprised of interest income and equity in earnings from the Company's interest in B-Line LLC. Interest income increased approximately $86,000 for the three months ended March 31, 2000 compared to the same period in 1999. Equity in earnings from B-Line LLC increased approximately $124,000 in the first quarter of 2000 compared to the first quarter of 1999.

     General and administrative expenses were approximately $646,000 for the three months ended March 31, 2000 compared to $806,000 for the same period in 1999. In connection with the early repayment of the note in the Flowers transaction, the Company reversed the unamortized portion of the discount recorded on the note. This reversal resulted in a decrease of approximately $411,000 to general and administrative expenses in March 2000. This decrease was partially offset by additional expense resulting from a new shares tax imposed by the State of Alabama. In addition to these and other normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for an operating company. Most variances to general and administrative expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

Other Material Item

     On March 2, 2000, the Company announced that its Board of Directors named John J. Oros to the position of Executive Vice President and elected him as a director to fill a newly created position on the Board of Directors. Mr. Oros' responsibilities will involve working with the Company's management and other directors to locate an acquisition target. Mr. Oros also was granted options to purchase 100,000 shares of the Company's common stock under the Omnibus Plan with an exercise price of 12 3/4, the average of the high and low bid price on March 2, 2000. The options granted under the Omnibus Plan vest in three installments; 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003.

Recent Developments

     On April 12, 2000, the Company announced that it signed a definitive agreement to join with co-investors to acquire two reinsurance subsidiaries of Petrofina S.A. Petrofina S.A. is a subsidiary of TotalFina Elf S.A. The subsidiaries, Brittany Insurance Company, Ltd. ("Brittany"), incorporated under the laws of Bermuda, and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI"), a Belgian corporation, have been restructured to exclude risks related to Petrofina S.A. and its other subsidiaries. The Company, along with a private Bermuda based firm which is in the business of acquiring and managing captive reinsurance operations, and an entity controlled by Trident II, L.P. have formed BH Acquisition Limited in Bermuda to acquire Brittany and CEAI. Trident II, L.P., which is managed by Marsh & McLennan Capital, Inc., makes private equity and equity related investments in the global insurance, reinsurance and related industries. In exchange for approximately $9.4 million, the Company will receive 50% of the voting stock and a 33% economic interest in BH Acquisition Limited. The acquisitions are subject to regulatory approval in Bermuda and Belgium.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to some market risk from changes in interest rates, but the Company does not believe the risk is material. The Company had cash and cash equivalents of approximately $79.4 million in interest bearing accounts (interest at floating rates) and approximately $3.7 million of short-term certificates of deposit (interest at fixed rates) at March 31, 2000. Although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at March 31, 2000 was approximately eight months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.1       --  Second Amended Plan of Reorganization of the Company,
                 effective as of June 1, 1992 (incorporated by reference to
                 Exhibit 2.1 to the Amendment No. 2 to the Registration
                 Statement on Form 10, dated March 27, 1997).
   2.2       --  Amended Modification to Second Amended Plan of
                 Reorganization of the Company, confirmed on August 24, 1993
                 (incorporated by reference to Exhibit 2.2 to the Amendment
                 No. 2 to the Registration Statement on Form 10, dated March
                 27, 1997).
   2.3       --  Agreement and Plan of Merger, dated as of December 31, 1996
                 (incorporated by reference to Exhibit 2.3 to the Amendment
                 No. 2 to the Registration Statement on Form 10, dated March
                 27, 1997).
   3.1       --  Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2       --  Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated
                 August 6, 1999).
   4.1       --  Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to the Registration Statement on Form
                 10, dated March 27, 1997).
   4.2       --  Amendment Agreement dated as of October 20, 1998, to the
                 Rights Agreement dated as of January 20, 1997 between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K dated October 20, 1998).
  10.1       --  Amended and Restated Employment Agreement between the
                 Company and John Oros dated March 2, 2000 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated March 22, 2000).
  27.1       --  Financial Data Schedule. (For SEC Use Only)
  99.1       --  The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements.
  99.2       --  Notice of Pending Distribution of New Common Stock in The
                 Enstar Group, Inc. (incorporated by reference to Exhibit
                 99.1 to the Amendment No. 2 to the Registration Statement on
                 Form 10, dated March 27, 1997).
  99.3       --  Modified Order on Proposed Distribution to Equity Security
                 Holders by the United States Bankruptcy Court for the Middle
                 District of Alabama (incorporated by reference to Exhibit
                 99.2 to the Amendment No. 2 to the Registration Statement on
                 Form 10, dated March 27, 1997).
  99.4       --  Application for an Order Pursuant to Sections 6(c) and 6(e)
                 of the Investment Company Act of 1940 (incorporated by
                 reference to Application for an Order Pursuant to Sections
                 6(c) and 6(e) of the Investment Company Act of 1940, dated
                 March 19, 1998).
  99.5       --  Amendment No. 1 to the Application for an Order Pursuant to
                 Sections 6(c) and 6(e) of the Investment Company Act of 1940
                 (incorporated by reference to Amendment No. 1 to the
                 Application for an Order Pursuant to Sections 6(c) and 6(e)
                 of the Investment Company Act of 1940, dated May 22, 1998).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended March 31, 2000.

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

Date: May 15, 2000