Form 10-Q
period 2000-06-30
ENSTAR GROUP INC
filed 2000-08-14
CIK 55820

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2000

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at August 14, 2000 was 5,265,753.

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                       ASSETS
Cash and cash equivalents...................................  $ 79,972     $ 64,265
Certificates of deposit.....................................     3,696        3,615
Other.......................................................       634          564
Investment in B-Line LLC....................................     1,088          911
Property and equipment, net.................................        62           58
                                                              --------     --------
          Total assets......................................  $ 85,452     $ 69,413
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $    424     $    176
Deferred liabilities........................................       311          260
Other.......................................................       389          383
                                                              --------     --------
          Total liabilities.................................     1,124          819
                                                              --------     --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,104 issued at June 30, 2000 and
     December 31, 1999).....................................        57           57
  Additional paid-in capital................................   183,191      183,191
  Note receivable, net of discount of $496 at December 31,
     1999...................................................        --      (14,504)
  Accumulated deficit.......................................   (93,110)     (94,340)
  Treasury stock, at cost (442,351 shares)..................    (5,810)      (5,810)
                                                              --------     --------
          Total shareholders' equity........................    84,328       68,594
                                                              --------     --------
          Total liabilities and shareholders' equity........  $ 85,452     $ 69,413
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                  -----------------------   -----------------------
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                     (UNAUDITED)
Investment income...............................  $    1,250   $    1,077   $    2,530   $    2,147
Litigation income, net..........................          --          246           (4)         245
General and administrative expenses.............        (580)        (722)      (1,226)      (1,529)
Interest expense................................          (3)          (3)          (6)          (6)
                                                  ----------   ----------   ----------   ----------
Income before income taxes......................         667          598        1,294          857
Income taxes....................................         (50)         (36)         (64)         (47)
                                                  ----------   ----------   ----------   ----------
Net income......................................  $      617   $      562   $    1,230   $      810
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding.............   5,265,753    5,265,729    5,265,753    5,265,710
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution......................................   5,346,804    5,336,331    5,332,077    5,329,704
                                                  ==========   ==========   ==========   ==========
Net income per common share.....................  $     0.12   $     0.11   $     0.23   $     0.15
                                                  ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution......................................  $     0.12   $     0.11   $     0.23   $     0.15
                                                  ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $ 1,230    $   810
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................        9          7
     Amortization of goodwill...............................       39         50
     Accretion of discount on note receivable...............      (85)      (234)
     Reversal of discount on note receivable................     (411)        --
     Equity in earnings of B-Line LLC.......................     (216)         1
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities...............      248       (174)
     Other..................................................      (13)       270
                                                              -------    -------
       Net cash provided by operating activities............      801        730
                                                              -------    -------
Cash flows from investing activities:
  Purchases of certificates of deposit......................   (3,031)    (2,438)
  Maturities of certificates of deposit.....................    2,950     52,302
  Purchase of property and equipment........................      (13)        (7)
                                                              -------    -------
          Net cash provided by (used in) investing
           activities.......................................      (94)    49,857
                                                              -------    -------
Cash flows from financing activities:
  Repayment of note receivable..............................   15,000         --
  Common stock issuance costs...............................       --        (10)
                                                              -------    -------
          Net cash provided by (used in) financing
           activities.......................................   15,000        (10)
                                                              -------    -------
Increase in cash and cash equivalents.......................   15,707     50,577
Cash and cash equivalents at the beginning of the period....   64,265     12,826
                                                              -------    -------
Cash and cash equivalents at the end of the period..........  $79,972    $63,403
                                                              =======    =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $   100    $    48
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 22, 2000 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation.

NOTE 2:  B-LINE

     In November 1998, the Company purchased membership units of B-Line LLC ("B-Line") for $965,000 including expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts.

     At the time of the purchase, the Company's membership units represented approximately 8.77% of the outstanding units of B-Line. The Company also purchased a one-year warrant to acquire additional B-Line units, with an aggregate exercise price of $950,000. Other investors also purchased membership units and warrants in B-Line. In November 1999, the Company's warrants expired unexercised while certain other warrant holders exercised their warrants. As a result, the Company's ownership percentage decreased to approximately 7.99%.

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

     (c) Note Receivable -- In March 2000, J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company, repaid his $15 million note with accrued interest to the Company. This note receivable, net of discount, had been classified as a reduction of equity. The note had a due date of December 18, 2000, and resulted from the Company's sale of 1,158,860 newly issued shares of common stock to Mr. Flowers on December 18, 1998. In connection with the early repayment of the note receivable, the Company reversed the unamortized portion of the discount recorded on the note receivable. This reversal resulted in a decrease of approximately $411,000 to general and administrative expenses in March 2000.

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

NOTE 5:  INVESTMENT INCOME

     Investment income for the three and six months ended June 30, 2000 and 1999 is made up of the following components:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                          -----------------------   -----------------------
                                             2000         1999         2000         1999
                                          ----------   ----------   ----------   ----------
Interest income.........................  $1,157,000   $1,077,000   $2,314,000   $2,148,000
Equity in earnings of B-Line LLC........      93,000           --      216,000       (1,000)
                                          ----------   ----------   ----------   ----------
          Total investment income.......  $1,250,000   $1,077,000   $2,530,000   $2,147,000
                                          ==========   ==========   ==========   ==========

NOTE 6:  SUBSEQUENT EVENTS

     On July 3, 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture, acquired two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company, Ltd. ("Brittany"), incorporated under the laws of Bermuda, and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI"), a Belgium corporation, were purchased by B.H. Acquisition for $28.5 million. In exchange for a capital contribution of approximately $9.6 million, including approximately $200,000 for expenses and working capital, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. The Company's capital contribution was derived from cash on hand. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from the international markets.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheets of The Enstar Group, Inc. and subsidiary as of June 30, 2000, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of The Enstar Group, Inc. and subsidiary's management.

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

Atlanta, Georgia
July 14, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's assets, aggregating approximately $85.5 million at June 30, 2000, consisted primarily of cash, cash equivalents and certificates of deposit.

     The Company is currently engaged in the active search for one or more operating businesses. This search occupies substantially all of the time of the Company's senior officers. The Company's officers and directors have identified one such suitable acquisition and the Company, together with co-investors, has acquired two reinsurance subsidiaries of Petrofina S.A. See "Recent Developments."

Financial Condition

     The Company had total assets of $85.5 million at June 30, 2000 compared to $69.4 million at December 31, 1999. The increase in total assets was due primarily to the early repayment of a $15 million note receivable by J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company.

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

Results of Operations

     The Company reported net income of $617,000 and approximately $1.2 million for the three and six month periods ended June 30, 2000, compared to net income of $562,000 and $810,000 for the same periods in the prior year. The changes in net income from the three and six month periods ended June 30, 2000 compared to the same periods in the prior year are primarily a result of an increase in investment income and a decrease in general and administrative expenses, partially offset by the lack of litigation income in 2000.

     Investment income was approximately $1.3 million and $2.5 million for the three and six months periods ended June 30, 2000, respectively, compared to approximately $1.1 million and $2.1 million for the same periods in the prior year. Investment income primarily consisted of interest income from interest bearing accounts and certificates of deposit and earnings from the Company's interest in B-Line LLC. Interest income increased approximately $80,000 and $166,000 for the three and six month periods ended June 30, 2000 compared to the same periods in the prior year. Earnings from B-Line LLC increased by approximately $93,000 and $217,000 for the three and six months periods ended June 30, 2000 compared to the same periods in 1999.

     General and administrative expenses were approximately $580,000 and $1.2 million for the three and six month periods ended June 30, 2000, respectively, compared to approximately $722,000 and $1.5 million for the same periods in 1999. In connection with the early repayment of the note in the Flowers transaction, the Company reversed the unamortized portion of the discount recorded on the note. This reversal resulted in a decrease of approximately $411,000 to general and administrative expenses in March 2000. This decrease was partially offset by additional expense resulting from a new shares tax imposed by the State of Alabama. In addition to these and other normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

Other Material Item

     On March 2, 2000, the Company announced that its Board of Directors named John J. Oros to the position of Executive Vice President and elected him as a director to fill a newly created position on the Board of Directors. Mr. Oros' responsibilities involve working with the Company's management and other directors to locate acquisition targets. Mr. Oros was also granted options to purchase 100,000 shares of the Company's common stock under the Omnibus Plan with an exercise price of 12 3/4, the average of the high and low bid price on March 2, 2000. The options granted under the Omnibus Plan vest in three installments; 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003.

Recent Developments

     On July 3, 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture, acquired two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company, Ltd., ("Brittany") incorporated under the laws of Bermuda, and Compagnie Europeenne d'Assurances Industrielles S.A., ("CEAI") a Belgium corporation, were purchased by B.H. Acquisition for $28.5 million. In exchange for a capital contribution of approximately $9.6 million, including approximately $200,000 for expenses and working capital, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. The Company's capital contribution was derived from cash on hand.

     Brittany and CEAI are principally engaged in the active management of books of reinsurance business from the international markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to some market risk from changes in interest rates, but the Company does not believe the risk is material. The Company had cash and cash equivalents of approximately $80.0 million in interest bearing accounts (interest at floating rates) and approximately $3.7 million of short-term certificates of deposit (interest at fixed rates) at June 30, 2000. Although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at June 30, 2000 was approximately eight months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 18, 2000. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

               (1) To consider and act upon a proposal to elect the following nominees to be Directors:

                       NOMINEE                         VOTES FOR   VOTES WITHHELD
                       -------                         ---------   --------------
T. Whit Armstrong*...................................  4,871,829       14,609
T. Wayne Davis*......................................  4,871,795       14,643
John J. Oros **......................................  4,872,465       13,973

---------------

* Elected to hold office until the 2003 annual meeting of shareholders. ** Elected to hold office until the 2002 annual meeting of shareholders.

     In addition to Messrs. Armstrong, Davis and Oros, the continuing directors are J. Christopher Flowers, Jeffrey S. Halis and Nimrod T. Frazer. Messrs. Flowers and Halis' terms expire in the year 2001 while Mr. Frazer's term expires in the year 2002.

               (2) To appoint Deloitte & Touche LLP as independent auditors for the year ended December 31, 2000. Votes cast were: 4,878,812 for, 4,141 against and 3,485 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.1       --  Second Amended Plan of Reorganization of the Company,
                 effective as of June 1, 1992 (incorporated by reference to
                 Exhibit 2.1 to the Amendment No. 2 to the Registration
                 Statement on Form 10, dated March 27, 1997).
   2.2       --  Amended Modification to Second Amended Plan of
                 Reorganization of the Company, confirmed on August 24, 1993
                 (incorporated by reference to Exhibit 2.2 to the Amendment
                 No. 2 to the Registration Statement on Form 10, dated March
                 27, 1997).
   2.3       --  Agreement and Plan of Merger, dated as of December 31, 1996
                 (incorporated by reference to Exhibit 2.3 to the Amendment
                 No. 2 to the Registration Statement on Form 10, dated March
                 27, 1997).
   2.4       --  Shareholders Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.1 to the
                 Current Report on Form 8-K dated July 18, 2000).
   2.5       --  Investment Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, Enstar and the other parties thereto
                 (incorporated by reference to Exhibit 2.2 to the Current
                 Report on Form 8-K dated July 18, 2000).
   2.6       --  Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A. and B.H. Acquisition Limited
                 (incorporated by reference to Exhibit 2.3 to the Current
                 Report on Form 8-K dated July 18, 2000).
   2.7       --  Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A., Brittany Holdings Limited and
                 B.H. Acquisition Limited (incorporated by reference to
                 Exhibit 2.4 to the Current Report on Form 8-K dated July 18,
                 2000).
   3.1       --  Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q, dated August 4, 1998).

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   3.2       --  Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated
                 August 6, 1999).
   4.1       --  Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to the Registration Statement on Form
                 10, dated March 27, 1997).
   4.2       --  Amendment Agreement dated as of October 20, 1998, to the
                 Rights Agreement dated as of January 20, 1997 between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K dated October 20, 1998).
  27.1       --  Financial Data Schedule. (For SEC Use Only)
  99.1       --  The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements.
  99.2       --  Notice of Pending Distribution of New Common Stock in The
                 Enstar Group, Inc. (incorporated by reference to Exhibit
                 99.1 to the Amendment No. 2 to the Registration Statement on
                 Form 10, dated March 27, 1997).
  99.3       --  Modified Order on Proposed Distribution to Equity Security
                 Holders by the United States Bankruptcy Court for the Middle
                 District of Alabama (incorporated by reference to Exhibit
                 99.2 to the Amendment No. 2 to the Registration Statement on
                 Form 10, dated March 27, 1997).
  99.4       --  Application for an Order Pursuant to Sections 6(c) and 6(e)
                 of the Investment Company Act of 1940 (incorporated by
                 reference to Application for an Order Pursuant to Sections
                 6(c) and 6(e) of the Investment Company Act of 1940, dated
                 March 19, 1998).
  99.5       --  Amendment No. 1 to the Application for an Order Pursuant to
                 Sections 6(c) and 6(e) of the Investment Company Act of 1940
                 (incorporated by reference to Amendment No. 1 to the
                 Application for an Order Pursuant to Sections 6(c) and 6(e)
                 of the Investment Company Act of 1940, dated May 22, 1998).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

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

Date: August 14, 2000