Form 10-Q
period 2000-09-30
ENSTAR GROUP INC
filed 2000-11-14
CIK 55820

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at November 14, 2000 was 5,265,753.

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE ENSTAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................    $ 70,832        $ 64,265
Certificates of deposit.....................................       3,733           3,615
Other.......................................................         755             564
Partially owned equity affiliates...........................      11,644             911
Property and equipment, net.................................          65              58
                                                                --------        --------
          Total assets......................................    $ 87,029        $ 69,413
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $    633        $    176
Deferred liabilities........................................         322             260
Other.......................................................         392             383
                                                                --------        --------
          Total liabilities.................................       1,347             819
                                                                --------        --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,104 shares issued at September 30,
     2000 and December 31, 1999.............................          57              57
  Additional paid-in capital................................     183,191         183,191
  Note receivable, net of discount of $496 at December 31,
     1999...................................................          --         (14,504)
  Accumulated deficit.......................................     (91,756)        (94,340)
  Treasury stock, at cost (442,351 shares)..................      (5,810)         (5,810)
                                                                --------        --------
          Total shareholders' equity........................      85,682          68,594
                                                                --------        --------
          Total liabilities and shareholders' equity........    $ 87,029        $ 69,413
                                                                ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                     (UNAUDITED)
Interest income.................................  $    1,115   $    1,129   $    3,429   $    3,277
Earnings of partially owned equity affiliates...         955           19        1,171           18
Litigation (expense) income, net................          (1)          --           (5)         245
General and administrative expenses.............        (604)        (427)      (1,830)      (1,956)
Interest expense................................          (3)          (3)          (9)          (9)
                                                  ----------   ----------   ----------   ----------
Income before income taxes......................       1,462          718        2,756        1,575
Income taxes....................................        (108)         (37)        (172)         (84)
                                                  ----------   ----------   ----------   ----------
Net income......................................  $    1,354   $      681   $    2,584   $    1,491
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding.............   5,265,753    5,265,729    5,265,753    5,265,716
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution......................................   5,355,212    5,342,337    5,339,789    5,333,915
                                                  ==========   ==========   ==========   ==========
Net income per common share.....................  $     0.26   $     0.13   $     0.49   $     0.28
                                                  ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution......................................  $     0.25   $     0.13   $     0.48   $     0.28
                                                  ==========   ==========   ==========   ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $ 2,584   $ 1,491
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................       14        10
     Amortization of goodwill...............................       60        70
     Accretion of discount on note receivable...............      (85)     (354)
     Reversal of discount on note receivable................     (411)       --
     Earnings of partially owned equity affiliates..........   (1,171)      (18)
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities...............      457      (438)
     Other..................................................     (121)      318
                                                              -------   -------
          Net cash provided by operating activities.........    1,327     1,079
                                                              -------   -------
Cash flows from investing activities:
  Investment in B.H. Acquisition Limited....................   (9,621)       --
  Purchases of certificates of deposit......................   (4,313)   (3,595)
  Maturities of certificates of deposit.....................    4,195    53,424
  Purchase of property and equipment........................      (21)      (11)
                                                              -------   -------
          Net cash (used in) provided by investing
           activities.......................................   (9,760)   49,818
                                                              -------   -------
Cash flows from financing activities:
  Repayment of note receivable..............................   15,000        --
  Common stock issuance costs...............................       --       (10)
                                                              -------   -------
          Net cash provided by (used in) financing
           activities.......................................   15,000       (10)
                                                              -------   -------
Increase in cash and cash equivalents.......................    6,567    50,887
Cash and cash equivalents at the beginning of the period....   64,265    12,826
                                                              -------   -------
Cash and cash equivalents at the end of the period..........  $70,832   $63,713
                                                              =======   =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $   100   $    58
                                                              =======   =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             THE ENSTAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 22, 2000 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 2:  PARTIALLY OWNED EQUITY AFFILIATES

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

     The Company's B-Line membership units are accounted for under the equity method. Approximately $803,000 of the original $950,000 investment was recorded as goodwill and is being amortized over a period of 10 years. The operations of B-Line are reported by the Company three months in arrears.

B.H. ACQUISITION

     On July 3, 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture, acquired two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") were purchased by B.H. Acquisition for $28.5 million. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition, a newly formed company. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting.

     The acquisition of the two reinsurance companies has been accounted for by B.H. Acquisition using the purchase method of accounting. The excess of the fair value of net assets acquired over the purchase price is being amortized using the straight-line method over 5 years.

                             THE ENSTAR GROUP, INC.

     The following unaudited pro forma information of the Company for the three months and nine months ended September 30, 2000 and 1999 gives effect to B.H. Acquisition's purchase of Brittany and CEAI and the Company's ownership in B.H. Acquisition as if they had occurred on January 1, 1999:

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                  -------------------   -----------------
                                                   2000        1999      2000      1999
                                                  -------    --------   ------    -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                (UNAUDITED)
Interest income.................................  $1,115     $ 1,006    $3,160    $ 2,922
Earnings of partially owned equity affiliates...     835      (5,206)      344     (1,605)
Income before income taxes......................   1,342      (4,630)    1,660       (403)
Net income......................................   1,234      (4,667)    1,488       (487)
Net income per common share.....................    0.23       (0.89)     0.28      (0.09)
Net income per common share - assuming
  dilution......................................    0.23       (0.87)     0.28      (0.09)

     The pro forma amounts for the equity in earnings of B.H. Acquisition include adjustments to amortize the excess of the fair value of net assets acquired over the purchase price, to amortize the costs accrued at the date of acquisition related to the payment of future claims, and to eliminate income effects attributable to assets of Brittany that were not acquired by B.H. Acquisition. The pro forma amounts also include adjustments to interest income to eliminate the income effects attributable to assets of the Company that were used to purchase B.H. Acquisition.

     The pro forma consolidated information is not necessarily indicative of the results that would have been reported had such acquisitions occurred on such dates, nor is it indicative of the Company's future operations.

SUMMARIZED FINANCIAL INFORMATION

     Summarized financial information for B-Line and B.H. Acquisition is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
Total assets................................................    $184,150        $23,528
Total liabilities...........................................     145,057         21,430
Total equity................................................      39,093          2,098

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                   ------------------   -----------------
                                                    2000       1999      2000       1999
                                                   -------    -------   -------    ------
                                                           (DOLLARS IN THOUSANDS)
                                                                (UNAUDITED)
Revenue..........................................  $4,083     $1,078    $10,666    $2,314
Operating income.................................   2,915        189      5,561        80
Net income.......................................   4,358        189      7,004        80

     This summarized financial information reflects the results of B-Line and B.H. Acquisition from their respective dates of ownership and also reflects, for B.H. Acquisition, its purchase of Brittany and CEAI in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."

NOTE 3:  SHAREHOLDERS' EQUITY

     (a) Common Stock -- In January 1999, the Company issued 160 shares of its common stock to qualified former shareholders in accordance with the terms of its reorganization plan. It was determined by the

                             THE ENSTAR GROUP, INC.

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

NOTE 4:  LEGAL PROCEEDINGS

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit (the "Zachary Litigation") against the Company. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2.0 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgement on March 17, 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statutes of limitations. See Note 5.

NOTE 5:  SUBSEQUENT EVENTS

     On October 6, 2000, the Company received $3.9 million representing the Company's proportionate share of an $11.9 million capital distribution from B.H. Acquisition. Proceeds for this distribution were obtained by B.H. Acquisition through a loan from Brittany.

     On November 2, 2000, the Circuit Court of Montgomery County, Alabama granted the Company's motion and dismissed the plaintiffs' claims in the Zachary Litigation. The Company does not know whether the plaintiffs will appeal the Circuit Court's decision. See Note 4.

NOTE 6:  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement (as amended by SFAS No.'s 137 and 138) is effective January 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity realize all derivatives as either assets or liabilities in the balance sheet measured at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and subsidiary ("Enstar") as of September 30, 2000, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of Enstar's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Enstar as of December 31, 1999 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2000 (March 7, 2000 as to Note 12), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 10, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's assets, aggregating approximately $87.0 million at September 30, 2000, consisted primarily of approximately $74.6 million in cash, cash equivalents and certificates of deposit and approximately $11.6 million in partially owned equity affiliates.

     The Company is currently engaged in the active search for one or more operating businesses. This search occupies substantially all of the time of the Company's senior officers. The Company's officers and directors have identified one such suitable acquisition and the Company, together with co-investors, has acquired two reinsurance companies. See Other Item. With the exception of various expenses incurred in connection with the Company's search for a suitable acquisition, its only needs are to fund normal operating expenses.

Financial Condition

     The Company had total assets of $87.0 million at September 30, 2000 compared to $69.4 million at December 31, 1999. The increase in total assets was due primarily to the early repayment of a $15 million note receivable by J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company.

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

Results of Operations

     The Company reported net income of approximately $1.4 million and $2.6 million for the three and nine month periods ended September 30, 2000, respectively, compared to net income of $681,000 and approximately $1.5 million for the same periods in the prior year. The increase in net income for the three month period ended September 30, 2000 compared to the same period in 1999 resulted primarily from an increase in earnings of partially owned equity affiliates, partially offset by an increase in general and administrative expenses. The increase in net income for the nine month period ended September 30, 2000 compared to the same period in the prior year is primarily a result of an increase in earnings of partially owned equity affiliates and a decrease in general and administrative expenses, partially offset by the lack of litigation income in 2000.

     Interest income was approximately $1.1 million and $3.4 million for the three and nine months periods ended September 30, 2000, respectively, compared to approximately $1.1 million and $3.3 million for the same periods in the prior year.

     Earnings of partially owned equity affiliates was $955,000 and approximately $1.2 million for the three and nine month periods ended September 30, 2000, compared to $19,000 and $18,000 for the same periods in the prior year. Prior to the Company's purchase of stock in B.H. Acquisition on July 3, 2000 (see Other Item), earnings of partially owned equity affiliates consisted entirely of earnings from the Company's investment in B-Line LLC. The Company recorded equity in earnings from B.H. Acquisition of $800,000 for the three month period ending September 30, 2000.

     General and administrative expenses were $604,000 and approximately $1.8 million for the three and nine month periods ended September 30, 2000, respectively, compared to $427,000 and approximately $2.0 million for the same periods in 1999. In connection with the early repayment of the note in the Flowers Transaction, the Company reversed the unamortized portion of the discount recorded on the note. This reversal resulted in a decrease of approximately $411,000 to general and administrative expenses in March 2000. This decrease was partially offset by additional expense resulting from a new shares tax imposed by the State of Alabama. In addition to these and other normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

Other Item

     On July 3, 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture, acquired two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The companies, Brittany Insurance Company, Ltd., incorporated under the laws of Bermuda ("Brittany"), and Compagnie Europeenne d'Assurances Industrielles S.A., a Belgium corporation ("CEAI"), were purchased by B.H. Acquisition for approximately $28.5 million. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. The Company's capital contribution was derived from cash on hand. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from the international markets.

Recent Development

     On October 6, 2000, the Company received $3.9 million representing the Company's proportionate share of an $11.9 million capital distribution from B.H. Acquisition. Proceeds for this distribution were obtained by B.H. Acquisition through a loan from Brittany.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to some market risk from changes in interest rates, but the Company does not believe the risk is material. The Company had cash and cash equivalents of approximately $70.8 million in interest bearing accounts (interest at floating rates) and approximately $3.7 million of short-term certificates of deposit (interest at fixed rates) at September 30, 2000. Although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at September 30, 2000 was approximately 8 months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company in the Circuit Court of Montgomery County, Alabama styled Peter N. Zachary, et al. v. The Enstar Group, Inc., Case No. CV-97-257-Gr. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The complaint is virtually identical to a complaint brought by these plaintiffs against the Company's former chairman, former president and others in December 1991, during the pendency of the Company's bankruptcy case and prior to the confirmation of the Company's Second Amended Plan of Reorganization, as modified (the "Reorganization Plan"). The plaintiffs allege that the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court") issued an order on January 15, 1997, allowing them to litigate their claims against the Company. The Bankruptcy Court's order actually held that the plaintiffs could not bring a late claim against the Company in its bankruptcy case and then went on to state that because of facts relating to these particular plaintiffs, they were not bound by the provisions of the Reorganization Plan and their claims were not subject to discharge under the Bankruptcy Code. On March 17, 1997, the Company filed a motion to dismiss and/or for summary judgment in response to the complaint on the basis that the claims asserted are barred by the applicable statute of limitations. On November 2, 2000, the Circuit Court granted the Company's motion and dismissed the plaintiffs' claims. The Company does not know whether the plaintiffs will appeal the Circuit Court's decision.

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
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.1 to the
                 Current report on Form 8-K, dated July 18, 2000).
   2.5       --  Investment Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.2 to the
                 Current report on Form 8-K, dated July 18, 2000).
   2.6       --  Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A. and B.H. Acquisition Limited
                 (incorporated by reference to Exhibit 2.3 to the Current
                 report on Form 8-K, dated July 18, 2000).
   2.7       --  Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A., Brittany Holdings Limited and
                 B.H. Acquisition Limited (incorporated by reference to
                 Exhibit 2.4 to the Current report on Form 8-K, dated July
                 18, 2000).
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
                 Rights Agreement dated as of January 20, 1997 between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K, dated October 20, 1998).
  27.1       --  Financial Data Schedule. (For SEC Use Only)
  99.1       --  The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements (incorporated by reference to
                 Exhibit 99.1 to the Quarterly Report on Form 10-Q, dated
                 August 14, 2000).
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

     (b) Reports on Form 8-K

      (i) On July 18, 2000, the Company filed a Current Report on Form 8-K pursuant to Item 2 -- Acquisition or Disposition of Assets, which was subsequently amended by a Current Report on Form 8-K/A, filed September 18, 2000, announcing that the Company, through B.H. Acquisition, a joint venture, acquired two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The following financial statements were included as part of the Current Report on Form 8-K/A:

        1. Audited Financial Statements of Brittany Insurance Company Ltd. ("Brittany") as of and for the years ended December 31, 1999 and 1998.

        2. Audited Financial Statements of Brittany as of and for the six month period ended June 30, 2000.

        3. Audited Financial Statements of Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") as of and for the years ended December 31, 1999 and 1998.

        4. Audited Financial Statements of CEAI as of and for the six month period ended June 30, 2000.

        5. Unaudited Pro Forma Consolidated Balance Sheet of the Company as of June 30, 2000 and Unaudited Pro Forma Consolidated Statements of Income for the year ended December 31, 1999 and for the six months ended June 30, 2000.

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

Date: November 14, 2000