Form 10-K405
period 2000-12-31
ENSTAR GROUP INC
filed 2001-03-30
CIK 55820

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                              OR
      (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________TO_____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 21, 2001, was $55,141,364 (Based on the closing price on such date on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc.).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at March 21, 2001 was 5,265,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                  PART I
1.     Business....................................................    1
2.     Properties..................................................    3
3.     Legal Proceedings...........................................    3
4.     Submission of Matters to a Vote of Security Holders.........    3
                                                                       3
       Supplementary Item. Certain Risk Factors....................
                                 PART II
5.     Market for the Registrant's Common Equity and Related           4
       Stockholder Matters.........................................
6.     Selected Financial Data.....................................    4
7.     Management's Discussion and Analysis of Financial Condition     5
       and Results of Operations...................................
7A.    Quantitative and Qualitative Disclosures About Market           7
       Risks.......................................................
8.     Financial Statements and Supplementary Data.................    7
9.     Changes in and Disagreements with Accountants on Accounting    25
       and Financial Disclosure....................................
                                 PART III
10.    Directors and Executive Officers of the Registrant..........   25
11.    Executive Compensation......................................   25
12.    Security Ownership of Certain Beneficial Owners and            25
       Management..................................................
13.    Certain Relationships and Related Transactions..............   25
                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form    25
       8-K.........................................................

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Enstar Group, Inc., a Georgia corporation (the "Company"), currently holds assets, aggregating approximately $93.3 million at December 31, 2000, consisting primarily of cash, cash equivalents, short-term certificates of deposit and partially owned equity affiliates. The Company is actively engaged in the search for one or more additional operating businesses which meet the Company's acquisition criteria. See "Strategy for Business Acquisitions." The Company does not operate in multiple segments.

     On July 3, 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company, Ltd., incorporated under the laws of Bermuda ("Brittany"), and Compagnie Europeenne d'Assurances Industrielles S.A., a Belgium corporation ("CEAI"), were purchased by B.H. Acquisition for approximately $28.5 million. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition, a newly formed company. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from the international markets.

ORGANIZATIONAL STRUCTURE

     The Company's executive offices are located at 401 Madison Avenue, Montgomery, Alabama 36104, and its telephone number is (334) 834-5483. The Company has seven employees whose principal duties currently include managing the assets of the Company, evaluating potential acquisition candidates, fulfilling reporting requirements associated with being a publicly traded company, and handling various other accounting and tax matters. The Company is a Georgia corporation and successor by a 1996 merger to a Delaware corporation of the same name.

SUBSIDIARIES

     The Company has one wholly-owned subsidiary, Enstar Financial Services, Inc., a Florida corporation, which currently is inactive.

STRATEGY FOR BUSINESS ACQUISITIONS

     The Company's strategy for making a suitable acquisition is to utilize the considerable experience, knowledge and business contacts of the Company's executive officers and directors. Each of the Company's directors has been asked by management to assist the Company actively in its pursuit of additional acquisitions. Management follows up on the leads and meets with various prospective targets. This pursuit occupies substantially all of the time of the Company's senior officers. The Company will conduct rigorous financial and legal due diligence with respect to any entity about which it has a strong interest.

     The Company primarily focuses on the financial services industry in a global market which would complement its current operating business, investigating acquisition opportunities both within and outside the United States when management believes that such opportunities might be attractive. The Company may pay consideration in the form of cash, securities of the Company or some combination of both. The Company may also borrow money in connection with an acquisition. In that event, the Company's shareholders would be subject to the risks normally associated with leveraged transactions. Depending upon the level of indebtedness, a leveraged transaction could have important consequences to the Company, including the following: (i) if the acquired business is unable to achieve satisfactory operating results, the Company could prove unable to service such indebtedness; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and/or interest on its indebtedness and would not be available for other purposes; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or other acquisitions may be limited; and (iv) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

COMPETITION

     The Company faces intense competition in its search for one or more additional operating businesses. See "Strategy for Business Acquisitions." In this regard, the Company competes with strategic buyers, financial buyers and others who are looking to acquire suitable operating businesses, many of whom have greater financial resources than the Company or have greater flexibility in structuring acquisition transactions or strategic relationships.

HISTORY

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

ITEM 3.  LEGAL PROCEEDINGS

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company in the Circuit Court of Montgomery County, Alabama styled Peter N. Zachary, et al. v. The Enstar Group, Inc., Case No. CV-97-257-Gr. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The complaint is virtually identical to a complaint brought by these plaintiffs against the Company's former chairman, former president and others in December 1991, during the pendency of the Company's bankruptcy case and prior to the confirmation of the Reorganization Plan. The plaintiffs allege that the Bankruptcy Court issued an order on January 15, 1997, allowing them to litigate their claims against the Company. The Bankruptcy Court's order actually held that the plaintiffs could not bring a late claim against the Company in its bankruptcy case and then went on to state that because of facts relating to these particular plaintiffs, they were not bound by the provisions of the Reorganization Plan and their claims were not subject to discharge under the Bankruptcy Code. On March 17, 1997, the Company filed a motion to dismiss and/or for summary judgment in response to the complaint on the basis that the claims asserted are barred by the applicable statute of limitations. On November 2, 2000, the Circuit Court granted the Company's motion and dismissed the plaintiffs' claims. On December 11, 2000, the plaintiffs appealed the Circuit Court's judgment to the Alabama Supreme Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the quarter ended December 31, 2000.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 2000 and 1999, as reflected in the OTC Bulletin Board Daily Trade and Quote Summary Report:

                                                             2000             1999
                                                          -----------   -----------------
                                                          HIGH   LOW     HIGH        LOW
                                                          ----   ----   -------     -----
First Quarter...........................................  15     12 3/4 14 11/16    13 1/8
Second Quarter..........................................  15 1/8 14 1/8 16 3/4      13 5/16
Third Quarter...........................................  15 7/8 14 3/4 16 3/8      14 1/4
Fourth Quarter..........................................  15 3/8 15     15 7/8      12 3/4

     At March 21, 2001, there were approximately 3,196 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 2000 and is derived in part from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the audited consolidated financial statements, including the related notes thereto, and other financial data included elsewhere herein.

                                                           YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------
                                            2000         1999         1998         1997       1996
                                         ----------   ----------   ----------   ----------   -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.............................  $    8,305   $    2,137   $   38,348   $    8,917   $   740
                                         ==========   ==========   ==========   ==========   =======
Net income per common share -- basic...  $     1.58   $      .41   $     9.08   $     2.61   $ 7,400
                                         ==========   ==========   ==========   ==========   =======
Weighted average shares outstanding --
  basic(1).............................   5,265,753    5,265,724    4,221,555    3,413,351       100
                                         ==========   ==========   ==========   ==========   =======
Net income per common share -- assuming
  dilution.............................  $     1.55   $      .40   $     8.97   $     2.61   $ 7,400
                                         ==========   ==========   ==========   ==========   =======
Weighted average shares outstanding --
  assuming dilution(1).................   5,366,485    5,332,251    4,275,500    3,421,738       100
                                         ==========   ==========   ==========   ==========   =======
Pro forma net income per common
  share(2).............................                                         $     1.96   $   .16
                                                                                ==========   =======
Balance sheet data:
  Total assets.........................  $   93,319   $   69,413   $   68,017   $   72,932   $69,572
  Note payable.........................                                                513    18,100
  Liabilities subject to compromise....         395          383          370          358       588
  Total liabilities....................       1,916          819        1,073        3,268    21,430
  Shareholders' equity.................      91,403       68,594       66,944       69,664    48,142

---------------

(1) Upon confirmation of its Reorganization Plan on June 1, 1992, the Company issued 100 shares of common stock to the Company's Chief Executive Officer as trustee.
(2) Pro forma amounts per common share assuming that all shares issued (4,549,060) as of December 31, 1997 had been outstanding for all years presented before 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data (Item 6) and the audited consolidated financial statements, including the related footnotes thereto, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Income, and any trends which might appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or the results of operations for any future period. See "Business" for a description of the business of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets, aggregating approximately $93.3 million at December 31, 2000, consist primarily of approximately $75.3 million in cash and cash equivalents, approximately $3.8 million in certificates of deposit and approximately $13.3 million in partially owned equity affiliates.

     The Company is currently engaged in the active search for one or more additional operating businesses. This search occupies substantially all of the time of the Company's senior officers. The Company has acquired one operating business, together with co-investors, consisting of two reinsurance companies. With the exception of various expenses incurred in connection with the Company's search for a suitable acquisition, its only needs are to fund normal operating expenses.

FINANCIAL CONDITION

     The Company had total assets of $93.3 million at December 31, 2000 compared to $69.4 million at December 31, 1999. The increase in total assets was due primarily to the early repayment of a $15 million note receivable by J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company, and earnings of partially owned equity affiliates. Mr. Flowers repaid his $15 million note with accrued interest to the Company on March 3, 2000. The note had a due date of December 18, 2000, and resulted from the Company's sale of 1,158,860 newly issued shares of Common Stock to Mr. Flowers on December 18, 1998 (the "Flowers Transaction"). In connection with the repayment, the Company reversed the unamortized discount on the note of approximately $411,000.

     The Company's total liabilities at December 31, 2000 were $1.9 million compared to $819,000 at December 31, 1999. The increase in liabilities was due primarily to an increase of certain accounts payable and accrued liabilities as well as an increase in current and deferred income taxes payable.

RESULTS OF OPERATIONS

  2000 Compared to 1999

     Investment income was approximately $4.6 million in 2000 compared to approximately $4.4 million in 1999. Investment income consists almost entirely of interest income from cash, cash equivalents, certificates of deposit and the note receivable from Mr. Flowers.

     Earnings of partially owned equity affiliates was approximately $6.7 million in 2000 compared to $37,000 in 1999. This increase can primarily be attributed to the Company's investment in B.H. Acquisition in July 2000 and an increase in earnings of B-Line LLC ("B-Line"). The Company recorded equity in earnings of $6.3 million from B.H. Acquisition in 2000. The Company's equity in earnings from B-Line was $393,000 in 2000 compared to $37,000 in 1999.

     In 2000, the Company recorded net litigation expense of approximately $5,000 compared to net litigation income of approximately $244,000 in 1999. The 1999 litigation income resulted from the receipt of additional proceeds from the earlier settlement of the Company's claim against a former officer of the Company.

     General and administrative expenses were approximately $2.5 million in 2000 compared to approximately $2.4 million in 1999. In connection with the early repayment of the note in the Flowers Transaction, the Company reversed the unamortized portion of the discount recorded on the note. This reversal resulted in a decrease of approximately $411,000 in general and administrative expenses in 2000. This decrease was offset by additional expense resulting from a new shares tax imposed by the State of Alabama. In addition to these and other normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

     Income tax expense was $530,000 in 2000 and $124,000 in 1999. The Company's effective tax rate remains substantially less than statutory rates primarily due to the availability of NOLs for federal tax purposes.

     Consolidated net income was approximately $8.3 million in 2000 compared to approximately $2.1 million in 1999. The increase in 2000 from 1999 is primarily due to the increase in earnings of partially owned equity affiliates.

  1999 Compared to 1998

     Investment income was approximately $4.4 million in 1999 compared to approximately $40.5 million in 1998. Investment income for 1999 consisted almost entirely of interest income from cash, cash equivalents, certificates of deposit and the note receivable from Mr. Flowers. Investment income for 1998 included interest and dividend income of approximately $2.6 million and a gain of approximately $40.4 million on the sale of 1,334,246 shares of First Union Common Stock, offset by losses on call option transactions of approximately $2.5 million.

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

OTHER ITEMS

     On March 2, 2000, the Company announced that its Board of Directors named John J. Oros to the position of Executive Vice President and elected him as a director to fill a newly created position on the Board of Directors. Mr. Oros' responsibilities involve working with the Company's management and other directors to locate acquisition targets. Mr. Oros was also granted options to purchase 100,000 shares of the Company's common stock under the 1997 Amended Omnibus Incentive Plan (the "Omnibus Plan") with an exercise price of 12 3/4, the average of the high and low bid price on March 2, 2000. The options granted under the Omnibus Plan vest in three installments; 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003.

     On July 3, 2000, the Company, through B.H. Acquisition, a joint venture, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The companies, Brittany, incorporated under the laws of Bermuda, and CEAI, a Belgium corporation, were purchased by B.H. Acquisition for approximately $28.5 million. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from the international markets.

     On October 6, 2000, the Company received a $3.9 million capital distribution from B.H. Acquisition representing its 33% economic interest.

RECENT DEVELOPMENT

     On March 27, 2001, the Company received a dividend of approximately $6.3 million from B.H. Acquisition representing its 33% economic interest.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to some market risk from changes in interest rates, but the Company does not believe the risk is material. The Company had cash and cash equivalents of approximately $75.3 million in interest bearing accounts (interest at floating rates) and approximately $3.8 million of short-term certificates of deposit (interest at fixed rates) at December 31, 2000. Although interest rate changes would affect the fair value of the Company's certificates of deposit, the weighted average term of certificates held by the Company at December 31, 2000 is approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  The Enstar Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 28, 2001

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $ 75,252   $ 64,265
Certificates of deposit.....................................     3,798      3,615
Other.......................................................       892        564
Partially owned equity affiliates...........................    13,309        911
Property and equipment, net.................................        68         58
                                                              --------   --------
          Total assets......................................  $ 93,319   $ 69,413
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $    741   $    132
Income taxes payable........................................       190         44
Deferred income taxes.......................................       238         --
Deferred liabilities........................................       352        260
Other.......................................................       395        383
                                                              --------   --------
          Total liabilities.................................     1,916        819
                                                              --------   --------

Commitments and Contingencies (Note 5)

Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,104 shares issued at December 31,
     2000 and 1999).........................................        57         57
  Additional paid-in capital................................   183,191    183,191
  Note receivable, net of discount of $496 at December 31,
     1999...................................................        --    (14,504)
  Accumulated deficit.......................................   (86,035)   (94,340)
  Treasury stock, at cost (442,351 shares)..................    (5,810)    (5,810)
                                                              --------   --------
          Total shareholders' equity........................    91,403     68,594
                                                              --------   --------
          Total liabilities and shareholders' equity........  $ 93,319   $ 69,413
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Investment income..........................................  $    4,604   $    4,391   $   40,525
Earnings of partially owned equity affiliates..............       6,704           37           --
Litigation (expense) income, net...........................          (5)         244        3,024
General and administrative expenses........................      (2,456)      (2,399)      (3,733)
Interest expense...........................................         (12)         (12)         (28)
                                                             ----------   ----------   ----------
Income before income taxes.................................       8,835        2,261       39,788
Income taxes...............................................        (530)        (124)      (1,440)
                                                             ----------   ----------   ----------
Net income.................................................  $    8,305   $    2,137   $   38,348
                                                             ==========   ==========   ==========
Weighted average shares outstanding -- basic...............   5,265,753    5,265,724    4,221,555
                                                             ==========   ==========   ==========
Weighted average shares outstanding -- assuming dilution...   5,366,485    5,332,251    4,275,500
                                                             ==========   ==========   ==========
Net income per common share -- basic.......................  $     1.58   $      .41   $     9.08
                                                             ==========   ==========   ==========
Net income per common share -- assuming dilution...........  $     1.55   $      .40   $     8.97
                                                             ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000     1999      1998
                                                              ------   ------   --------
Net income..................................................  $8,305   $2,137   $ 38,348
Other comprehensive income:
  Unrealized gains on investment in First Union.............                       2,846
  Less: reclassification adjustment for gains included in
     net income.............................................                     (40,452)
                                                              ------   ------   --------
Other comprehensive income..................................                     (37,606)
                                                              ------   ------   --------
Comprehensive income........................................  $8,305   $2,137   $    742
                                                              ======   ======   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                          ACCUMULATED
                                                             OTHER
                                                         COMPREHENSIVE      NOTE
                                            ADDITIONAL     INCOME --     RECEIVABLE,
                                   COMMON    PAID IN      UNREALIZED       NET OF      ACCUMULATED   TREASURY
                                   STOCK     CAPITAL         GAIN         DISCOUNT       DEFICIT      STOCK
                                   ------   ----------   -------------   -----------   -----------   --------
Balance at December 31, 1997.....   $45      $167,878      $ 37,606       $     --      $(134,825)   $(1,040)
  Net income.....................                                                          38,348
  Unrealized gain on investment
     in First Union..............                             2,846
  Reclassification adjustment for
     gains included in net
     income......................                           (40,452)
  Common stock issued............    12        15,323                      (14,027)
  Purchase of treasury stock.....                                                                     (4,770)
                                    ---      --------      --------       --------      ---------    -------
Balance at December 31, 1998.....    57       183,201            --        (14,027)       (96,477)    (5,810)
  Net income.....................                                                           2,137
  Common stock issued............                 (10)
  Accretion of discount on note
     receivable..................                                             (477)
                                    ---      --------      --------       --------      ---------    -------
Balance at December 31, 1999.....    57       183,191            --        (14,504)       (94,340)    (5,810)
  Net income.....................                                                           8,305
  Repayment of note receivable...                                           15,000
  Accretion of discount on note
     receivable..................                                              (85)
  Reversal of discount on note
     receivable..................                                             (411)
                                    ---      --------      --------       --------      ---------    -------
Balance at December 31, 2000.....   $57      $183,191      $     --       $     --      $ (86,035)   $(5,810)
                                    ===      ========      ========       ========      =========    =======

     The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000      1999       1998
                                                              -------   -------   --------
Cash flows from operating activities:
  Net income................................................  $ 8,305   $ 2,137   $ 38,348
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................       19        14         15
    Amortization of goodwill................................       80        90         --
    Accretion of discount on note receivable................      (85)     (477)        --
    Reversal of discount on note receivable.................     (411)       --         --
    Earnings of partially owned equity affiliates...........   (6,704)      (37)        --
    Loss on expiration of B-Line warrants...................       --        42         --
    Gain on sale of First Union common stock................       --        --    (40,452)
    Loss on call option transactions........................       --        --      2,498
    Noncash compensation expense............................       --        --      1,762
    Deferred income taxes...................................      238        --         --
  Changes in assets and liabilities:
    Accounts payable and accrued expenses...................      609      (396)    (1,395)
    Other, net..............................................      (79)      303        (84)
                                                              -------   -------   --------
         Net cash provided by operating activities..........    1,972     1,676        692
                                                              -------   -------   --------
Cash flows from investing activities:
  Proceeds from sale of First Union common stock............       --        --     68,824
  Proceeds from sale of call options........................       --        --        363
  Repurchases of call options sold..........................       --        --       (902)
  Investment in B. H. Acquisition Limited...................   (9,701)       --         --
  Capital distribution received from B. H. Acquisition
    Limited.................................................    3,927        --         --
  Investment in B-Line LLC..................................       --        --     (1,007)
  Purchase of certificates of deposit.......................   (6,829)   (4,379)   (56,876)
  Maturities of certificates of deposit.....................    6,646    54,188      6,774
  Other, net................................................      (28)      (36)        (5)
                                                              -------   -------   --------
         Net cash (used in) provided by investing
           activities.......................................   (5,985)   49,773     17,171
                                                              -------   -------   --------
Cash flows from financing activities:
  Repayment of note receivable..............................   15,000        --         --
  Common stock issuance costs...............................       --       (10)      (454)
  Proceeds from note payable................................       --        --      1,311
  Repayment of note payable.................................       --        --     (1,824)
  Purchase of treasury stock................................       --        --     (4,770)
                                                              -------   -------   --------
         Net cash provided by (used in) financing
           activities.......................................   15,000       (10)    (5,737)
                                                              -------   -------   --------
Increase in cash and cash equivalents.......................   10,987    51,439     12,126
Cash and cash equivalents at the beginning of the year......   64,265    12,826        700
                                                              -------   -------   --------
Cash and cash equivalents at the end of the year............  $75,252   $64,265   $ 12,826
                                                              =======   =======   ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $    --   $    --   $     18
                                                              =======   =======   ========
  Income taxes paid.........................................  $   146   $    80   $  1,440
                                                              =======   =======   ========
Supplemental disclosures of noncash investing and financing
  activities:
  During 1998 the Company sold 1,158,860 shares of newly
    issued common stock to J. Christopher Flowers, a
    director of the Company, for a $15 million full recourse
    promissory note. This note was repaid with accrued
    interest in March 2000.

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND HISTORY OF BANKRUPTCY PROCEEDINGS

     (a) Nature of Business -- The Enstar Group, Inc. (the "Company") is a publicly traded company engaged in the active search for one or more additional operating businesses which meet its acquisition criteria. On July 3, 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The two companies are principally engaged in the active management of books of reinsurance business from the international markets, which represents the Company's only business segment.

     As a result of the Company's Second Amended Plan of Reorganization, as modified, the Company held shares of First Union common stock as its primary asset for a period of time longer than the twelve months ending March 27, 1998, and may have been required to register as an investment company under the Investment Company Act of 1940 (the "1940 Act"). On March 19, 1998, the Company filed an application with the Securities and Exchange Commission (the "SEC") requesting a two year exemption from registration under the 1940 Act. In April 1998, the Company received initial comments on the original application from the staff of the SEC and filed an amended application on May 22, 1998. While the amended application was still pending, the Company liquidated all of its First Union common stock and is holding the proceeds in cash, cash equivalents and short-term certificates of deposit. Accordingly, the Company believes that its status as an inadvertent investment company has been effectively resolved. In the event the Company again holds securities as its primary asset, then it may be required to register under the 1940 Act.

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

     In addition to the proceeds received from the disposition of the American stock, the Company received recoveries from litigation pursued under the terms of its Reorganization Plan. The total amount recovered from 1992 through 1999, net of expenses, was approximately $25.7 million.

     In accordance with the terms of the Reorganization Plan and orders of the Bankruptcy Court, the Company issued 4,549,244 shares of common stock, par value $.01 per share to qualified former shareholders of record, or transferees of such former shareholders, of the common stock of the Company which had been cancelled in the Company's bankruptcy proceeding.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     In July 1997, the Company's bankruptcy case was closed by final decree of the Bankruptcy Court.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enstar Financial Services, Inc., an inactive company. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Cash Equivalents -- Cash equivalents consist of short term, highly liquid investments with original purchased maturities of three months or less.

     (d) Partially Owned Equity Affiliates -- The Company accounts for its 7.99% interest in B-Line LLC ("B-Line") and its 33% economic interest in B.H. Acquisition under the equity method (Note 3).

     (e) Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets, principally 5 to 7 years.

     (f) Financial Instruments -- The Company invests in certificates of deposit ("CDs") offered by commercial banks. These certificates, which had a weighted average maturity of approximately six months at December 31, 2000, are classified by the Company as "held to maturity" securities. The estimated fair value of CDs at December 31, 2000 and 1999, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.

     (g) Income Taxes -- The Company computes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     (h) Earnings Per Share -- The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings per Share."

     (i) Segment Information -- The Company accounts for its segment information in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

     (j) Comprehensive Income -- The Company reports comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income" which defines comprehensive income as certain changes in equity from non-owner sources. The Company classified its investment in First Union as available-for-sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, unrealized gains and losses from its investment in First Union were excluded from net income and reported as a separate component of comprehensive income and shareholders' equity until the sale of all remaining shares of First Union in 1998.

     (k) Derivative Instruments -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and 138, became effective January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company's January 1, 2001 adoption of SFAS 133 had no

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
material impact on the Company's consolidated financial position or results of operations as the Company has no derivative instruments.

     (l) Reclassifications -- Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

     (a) B-Line -- In November 1998, the Company purchased membership units of B-Line for $965,000 including expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts.

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

     (b) B.H. Acquisition -- On July 3, 2000, the Company, through B.H. Acquisition, a joint venture, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") were purchased by B.H. Acquisition, a newly formed company, for $28.5 million. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. On October 6, 2000, the Company received $3.9 million representing the Company's proportionate share of a capital distribution from B.H. Acquisition. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting.

     The acquisition of the two reinsurance companies has been accounted for by B.H. Acquisition using the purchase method of accounting. The excess of the fair value of net assets acquired over the purchase price is being amortized using the straight-line method over 5 years.

     The following unaudited pro forma information of the Company for the years ended December 31, 2000 and 1999 gives effect to B.H. Acquisition's purchase of Brittany and CEAI and the Company's ownership in B.H. Acquisition as if they had occurred on January 1, 1999:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                   (UNAUDITED)
Interest income.............................................   $4,335        $3,907
Earnings of partially owned equity affiliates...............    5,757         9,542
Income before income taxes..................................    7,619        11,282
Net income..................................................    7,089        10,527
Net income per common share -- basic........................     1.35          2.00
Net income per common share -- assuming dilution............     1.32          1.97

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     The pro forma amounts for the equity in earnings of B.H. Acquisition include adjustments to amortize the excess of the fair value of net assets acquired over the purchase price, to amortize the costs accrued at the date of acquisition related to the payment of future claims and to eliminate income effects attributable to assets of Brittany that were not acquired by B.H. Acquisition. The pro forma amounts also include adjustments to interest income to eliminate the income effects attributable to assets of the Company that were used to purchase B.H. Acquisition.

     The pro forma consolidated information is not necessarily indicative of the results that would have been reported had such acquisitions occurred on such dates, nor is it indicative of the Company's future operations.

     (c) Summarized Financial Information -- Summarized financial information for B-Line and B.H. Acquisition as of and for the years ended December 31, 2000 and 1999 is as follows:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Total assets................................................   $188,342      $23,528
Total liabilities...........................................    144,173       21,430
Total equity................................................     44,169        2,098

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Revenue.....................................................   $13,614       $4,407
Operating income............................................    18,613          289
Net income..................................................    23,979          289

     This summarized financial information reflects the results of B-Line and B.H. Acquisition from their respective dates of ownership and also reflects, for B.H. Acquisition, its purchase of Brittany and CEAI in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."

NOTE 4:  TREASURY STOCK

     In July 1997, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. Through the first quarter of 1998, the Company repurchased a total of 387,826 shares for approximately $5.0 million. On April 21, 1998, the Company announced a second stock repurchase program under the same terms as the July 1997 program. The Company has repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2.0 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgement on March 17, 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statutes of limitations. On November 2, 2000, the Circuit Court granted the Company's motion and dismissed the plaintiffs' claims. On December 11, 2000, the plaintiffs appealed the Circuit Court's judgment to the Alabama Supreme Court. Management believes that the impact of this lawsuit, if any, will not have a material effect on the Company's financial position or results of operations.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     In June 1999, the Company signed a three year lease on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. Future minimum payments under this lease total $30,000 and $15,000 in 2001 and 2002, respectively. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company also leases certain office equipment on a month-to-month basis. Rent expense was approximately $38,000, $36,000 and $34,000 in 2000, 1999 and 1998, respectively.

NOTE 6:  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                              2000    1999     1998
                                                              -----   -----   -------
                                                              (DOLLARS IN THOUSANDS)
Current tax expense.........................................  $292    $124    $1,440
Deferred taxes..............................................   238      --        --
                                                              ----    ----    ------
                                                              $530    $124    $1,440
                                                              ====    ====    ======

     The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

                                                            2000      1999       1998
                                                           -------   -------   --------
                                                              (DOLLARS IN THOUSANDS)
Federal income taxes at statutory rate...................  $ 3,004   $   769   $ 13,528
State income taxes, net of federal benefit...............      294        62      2,134
Utilization of net operating loss carryforwards..........       --        --    (14,544)
Expiration of tax credit carryforwards...................    2,239       720         --
Dividends received deduction.............................       --        --       (267)
Non-deductible expenses related to Flowers Transaction
  (See Note 7)...........................................     (169)     (162)       605
Change in valuation allowance............................   (4,860)   (1,282)       (72)
Other....................................................       22        17         56
                                                           -------   -------   --------
                                                           $   530   $   124   $  1,440
                                                           =======   =======   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company's deferred taxes at December 31, 2000 and 1999:

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Deferred income tax assets:
  Operating loss carryforwards..............................   $ 14,393     $ 15,791
  Tax credit carryforwards..................................      1,046        3,285
  Alternative minimum tax credit carryforwards..............      1,112        1,032
  Other.....................................................        586          268
                                                               --------     --------
  Deferred tax assets.......................................     17,137       20,376
  Valuation allowance.......................................    (15,516)     (20,376)
                                                               --------     --------
                                                                  1,621           --
Deferred income tax liabilities:
  Undistributed earnings of partially owned equity
     affiliates.............................................     (1,859)          --
                                                               --------     --------
          Net deferred taxes................................   $    238     $     --
                                                               ========     ========

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     The Company has established a valuation allowance for the uncertainty of the realization of deferred tax assets which is dependent on future taxable income of sufficient amounts to utilize the net operating loss carryforwards ("NOLs"), tax credit carryforwards and other deferred tax assets. In addition, because there are possible applications of certain provisions of the Internal Revenue Code of 1986, as amended that may limit the Company's use of the NOLs in future tax returns, there can be no assurance that the Company will be able to utilize its NOLs fully. At December 31, 1998 and 1997, the valuation allowance totaled approximately $21.7 million and approximately $21.8 million, respectively. During 2000, 1999 and 1998, the Company decreased the valuation allowance by approximately $4.9 million, approximately $1.3 million and $72,000, respectively, to approximately $15.5 million, approximately $20.4 million and approximately $21.7 million, respectively.

     At December 31, 2000, the Company had federal NOLs of approximately
$42.3 million, which, if not utilized, expire in various years from 2004 through 2011. The Company also had general business tax credit carryforwards of approximately $1.0 million at December 31, 2000. If not utilized, these credit carryforwards expire in 2001.

NOTE 7:  SHAREHOLDERS' EQUITY

     (a) Note Receivable -- On October 20, 1998, the Company and J. Christopher Flowers ("Flowers") entered into an Investment Agreement (the "Investment Agreement"), whereby the Company agreed to sell to Flowers 1,158,860 newly issued shares of the Company's common stock at a price of $12.94375 per share, for a total purchase price of $15.0 million, in exchange for a full recourse promissory note from Flowers (the "Transaction"). The price per share represented the average of the reported closing prices for the Company's common stock for the ten trading days immediately preceding October 20, 1998, the date the Board of Directors approved the Transaction. In the Investment Agreement, Flowers agreed to certain restrictions on his ability to transfer the shares and agreed not to acquire any additional shares of the Company or participate in any capacity in certain other significant transactions involving the Company without the approval of the Board of Directors. The Investment Agreement also contains certain provisions relating to conflicting business opportunities and competing transactions involving Flowers and related entities. In addition, Flowers was appointed to the executive officer position of Vice Chairman of the Board of Directors effective December 1, 1998.

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

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     During 1998, the Company and Flowers entered into a Registration Rights Agreement pursuant to which Flowers was granted certain rights to require the Company to register his shares. As of December 31, 2000, no rights were exercised.

     (b) Share Purchase Rights Plan -- On January 20, 1997, the Board of Directors of the Company adopted a Share Purchase Rights Plan (the "Rights Plan"). The Rights Plan entitles shareholders to a right to purchase one share of common stock for each outstanding share of common stock of the Company (a "Right").

     Until the occurrence of a "Distribution Triggering Event" as described below, all future issuances of common stock by the Company will also carry the Rights. The Rights will have no dividend or voting rights and will expire on the tenth anniversary of their issuance unless exercised or redeemed prior to that time.

     Rights may not be exercised and are not detached from the common stock until ten days after the occurrence of a Distribution Triggering Event. The exercise price of the Rights is fixed at $40. The Rights generally are redeemable by the Board of Directors of the Company at a nominal price of $.01 per Right at any time prior to the time that they are detached from the common stock and separate certificates evidencing the Rights are delivered. As of December 31, 2000, no Rights were exercised.

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

NOTE 8:  INVESTMENT INCOME

     Investment income for 2000, 1999 and 1998 consists of the following:

                                                               2000     1999     1998
                                                              ------   ------   -------
                                                               (DOLLARS IN THOUSANDS)
Gain on sale of First Union common stock....................  $   --   $   --   $40,452
Loss on call option transactions............................      --       --    (2,498)
Dividend and interest income................................   4,604    4,391     2,571
                                                              ------   ------   -------
          Total investment income...........................  $4,604   $4,391   $40,525
                                                              ======   ======   =======

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTE 9:  STOCK COMPENSATION

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

     All non-employee directors have elected to receive 100% of their compensation in stock units in lieu of cash payments for the retainer and meeting fees. Approximately $352,000 and $260,000 in stock compensation has been deferred under this plan as of December 31, 2000, and 1999, respectively.

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

     Under the CEO Plan, the CEO was granted options for 150,000 shares of common stock with an exercise price of $10.50 in 1997. The options granted under the CEO Plan vested in four equal installments of 37,500 options through January 1, 2000. Under the Directors' Plan, each Outside Director was granted options for 25,000 shares of common stock in 1997. The options have an exercise price of $10.8125 and vest in five equal installments of 5,000 options through January 1, 2001. The options granted under the CEO Plan and Directors' Plan expire on January 1, 2007. The Omnibus Plan was established for the benefit of key employees and directors which provides generally for stock appreciation awards, incentive stock options and nonqualified stock options. On March 2, 2000, John
J. Oros, the company's Executive Vice President, was granted options for 100,000 shares of common stock with an exercise price of $12.75. The options granted under the Omnibus Plan vest in three installments: 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003. The options granted under the Omnibus Plan expire on February 28, 2010.

     As of December 31, 2000, 150,000 and 80,000 stock options were vested under the CEO Plan and Directors' Plan, respectively, none of which have been exercised (on January 1, 2001, an additional 20,000 options became vested under the Directors' Plan and on March 2, 2001, 50,000 options became vested under the Omnibus Plan).

     The fair value of options granted in 1997 were $2.16 and $2.62 for the CEO Plan and Directors' Plan, respectively. Additionally, the fair value of options granted in 2000 for the Omnibus Plan was $3.73. Fair values for options granted under all plans were calculated using the Black-Scholes option pricing model, as modified, with the following assumptions:

                                                               CEO    DIRECTORS'   OMNIBUS
                                                              PLAN       PLAN       PLAN
                                                              -----   ----------   -------
Forfeiture rate.............................................   0.00%     0.00%       0.00%
Dividend yield..............................................   0.00%     0.00%       0.00%
Expected volatility.........................................  17.24%    16.00%      30.50%
Risk free interest rate.....................................   6.49%     6.48%       6.62%
Expected life, in years.....................................   2.75      3.60        3.00

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option plans. The option prices under the Company's stock

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
option plans equal the fair market values of the common shares on the dates of grant and, accordingly, no compensation costs have been recognized under the provisions of APB 25 for stock options. Had compensation cost for grants under the Company's stock option plans been determined based on the fair value at the date of grant consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for 2000, 1999 and 1998 would have been as follows:

                                                                2000       1999       1998
                                                              --------   --------   ---------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Pro forma net income........................................   $8,172     $2,004     $38,215
Pro forma net income per common share -- basic..............   $ 1.55     $  .38     $  9.05
Pro forma net income per common share -- assuming
  dilution..................................................   $ 1.52     $  .38     $  8.94

NOTE 10:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for 2000, 1999 and 1998. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents.

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                         SHARE DATA)
Net income.................................................  $    8,305   $    2,137   $   38,348
                                                             ==========   ==========   ==========
Net income per common share -- basic.......................  $     1.58   $     0.41   $     9.08
                                                             ==========   ==========   ==========
Net income per common share -- assuming dilution...........  $     1.55   $     0.40   $     8.97
                                                             ==========   ==========   ==========
Weighted average shares outstanding -- basic...............   5,265,753    5,265,724    4,221,555
Common share equivalents...................................     100,732       66,527       53,945
                                                             ----------   ----------   ----------
Weighted average shares outstanding -- assuming dilution...   5,366,485    5,332,251    4,275,500
                                                             ==========   ==========   ==========

NOTE 11:  SEGMENT INFORMATION

     The Company evaluates the performance of B.H. Acquisition, the Company's only operating segment, based on 100% of B.H. Acquisition's financial results. A reconciliation of B.H. Acquisition's consolidated financial information to the Company's consolidated financial statements as of and for the year ended December 31, 2000 is as follows:

                                                              (DOLLARS IN THOUSANDS)
B.H. Acquisition Consolidated Statement of Income from July
  3, 2000 (date of incorporation) to December 31, 2000
  Net premiums earned.......................................         $     76
                                                                     --------
  Losses and loss adjustment expenses.......................           (4,482)
  Reinsurance recoveries....................................            9,347
                                                                     --------
  Net losses and loss adjustment expenses...................           13,829
  Underwriting expenses.....................................              148
                                                                     --------
                                                                      (13,681)
                                                                     --------
  Net underwriting income...................................           13,757
  Net investment income.....................................            3,669
  General and administrative expenses.......................           (1,827)

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                                                              (DOLLARS IN THOUSANDS)
  Amortization of negative goodwill.........................              424
  Amortization of run-off provision.........................            1,850
  Foreign exchange gain.....................................            1,250
                                                                     --------
  B.H. Acquisition net income...............................         $ 19,123
Company's ownership %.......................................               33%
                                                                     --------
Company's earnings of B.H. Acquisition......................         $  6,311
Company's earnings of B-Line................................              393
                                                                     --------
Earnings of partially owned equity affiliates...............         $  6,704
                                                                     ========

B.H. Acquisition Consolidated Shareholders' Equity as of
  December 31, 2000.........................................         $ 36,377
Company's ownership %.......................................               33%
                                                                     --------
Company's equity in B.H. Acquisition........................           12,004
Company's equity in B-Line..................................            1,305
                                                                     --------
Partially owned equity affiliates...........................         $ 13,309
                                                                     ========

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTE 12:  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     A summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are as follows:

                                                                     QUARTER
                                                        ---------------------------------
                                                        FIRST    SECOND   THIRD    FOURTH
                                                        ------   ------   ------   ------
                                                             (DOLLARS IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
                                                                   (UNAUDITED)
YEAR ENDED DECEMBER 31, 2000:
Interest income.......................................  $1,157   $1,157   $1,115   $1,175
Earnings of partially owned equity affiliates.........     123       93      955    5,533
Litigation expense, net...............................      (4)      --       (1)      --
General and administrative expenses...................    (646)    (580)    (604)    (626)
Interest expense......................................      (3)      (3)      (3)      (3)
                                                        ------   ------   ------   ------
Income before income taxes............................     627      667    1,462    6,079
Income taxes..........................................     (14)     (50)    (108)    (358)
                                                        ------   ------   ------   ------
Net income............................................  $  613   $  617   $1,354   $5,721
                                                        ======   ======   ======   ======
Net income per common share -- basic..................  $ 0.12   $ 0.12   $ 0.26   $ 1.09
                                                        ======   ======   ======   ======
Net income per common share -- assuming dilution......  $ 0.12   $ 0.12   $ 0.25   $ 1.07
                                                        ======   ======   ======   ======
YEAR ENDED DECEMBER 31, 1999:
Interest income.......................................  $1,071   $1,077   $1,129   $1,114
Earnings (losses) of partially owned equity
  affiliates..........................................      (1)      --       19       19
Litigation income (expense), net......................      (2)     246       --       (1)
General and administrative expenses...................    (806)    (722)    (427)    (443)
Interest expense......................................      (3)      (3)      (3)      (3)
                                                        ------   ------   ------   ------
Income before income taxes............................     259      598      718      686
Income taxes..........................................     (11)     (36)     (37)     (40)
                                                        ------   ------   ------   ------
Net income............................................  $  248   $  562   $  681   $  646
                                                        ======   ======   ======   ======
Net income per common share -- basic..................  $ 0.05   $ 0.11   $ 0.13   $ 0.13
                                                        ======   ======   ======   ======
Net income per common share -- assuming dilution......  $ 0.05   $ 0.11   $ 0.13   $ 0.12
                                                        ======   ======   ======   ======

     General and administrative expenses for the first quarter of 2000 include a reversal of a $411,000 discount on the note receivable from the Flowers Transaction offset by a $500,000 expense resulting from a new shares tax imposed by the State of Alabama.

NOTE 13:  SUBSEQUENT EVENTS

     On March 27, 2001, the Company received a dividend of approximately $6.3 million from B.H. Acquisition representing its 33% economic interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, is included under the sections entitled, "Election of Directors", "Executive Officers" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2001 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the sections entitled, "Employment Agreements", "Executive Compensation", "Report of Compensation Committee", "Stock Option Grants", "Stock Option Exercises", "Election of Directors -- Compensation of Directors", "Performance Graph" and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement for the 2001 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the sections entitled, "Common Stock Ownership by Management" and "Principal Shareholders" appearing in the Proxy Statement for the 2001 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the sections entitled, "Certain Transactions" and "Executive Compensation" appearing in the Proxy Statement for the 2001 Annual Meeting of Shareholders and such section is deemed incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

          The following financial statements included in Item 8 of this Annual Report are for the fiscal period ended December 31, 2000 and are incorporated herein by reference.

        Independent Auditors' Report.
        Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Income for the years ended December 31, 2000,
         1999 and 1998.
        Consolidated Statements of Comprehensive Income for the years ended
         December 31, 2000, 1999 and 1998.
        Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2000, 1999 and 1998.
        Consolidated Statements of Cash Flows for the years ended December 31,
         2000, 1999 and 1998.
        Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

          The following financial statements of B.H. Acquisition included in this Annual Report are for the fiscal period ended December 31, 2000.

                                                                      PAGE
                                                                      ----
        Independent Auditors' Report................................  F-1
        Consolidated Balance Sheet as of December 31, 2000..........  F-2
        Consolidated Statement of Income and Retained Earnings for
          the period from April 3, 2000 (date of incorporation) to
          December 31, 2000.........................................  F-3
        Consolidated Statement of Cash Flows for the period from
          April 3, 2000 (date of incorporation) to December 31,
          2000......................................................  F-4
        Notes to the Financial Statements...........................  F-5

          All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

        3. Exhibits

REFERENCE
 NUMBER                       DESCRIPTION OF EXHIBITS
---------                     -----------------------
  2.1       Second Amended Plan of Reorganization of the Company,
            effective as of June 1, 1992 (incorporated by reference to
            Exhibit 2.1 to the Amendment No. 2 to the Registration
            Statement on Form 10, dated March 27, 1997).
  2.2       Amended Modification to Second Amended Plan of
            Reorganization of the Company, confirmed on August 24, 1993
            (incorporated by reference to Exhibit 2.2 to the Amendment
            No. 2 to the Registration Statement on Form 10, dated March
            27, 1997).
  2.3       Agreement and Plan of Merger, dated as of December 31, 1996
            (incorporated by reference to Exhibit 2.3 to the Amendment
            No. 2 to the Registration Statement on Form 10, dated March
            27, 1997).
  2.4       Shareholders Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.1 to the
            Current report on Form 8-K, dated July 18, 2000).
  2.5       Investment Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.2 to the
            Current report on Form 8-K, dated July 18, 2000).
  2.6       Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A. and B.H. Acquisition Limited
            (incorporated by reference to Exhibit 2.3 to the Current
            report on Form 8-K, dated July 18, 2000).
  2.7       Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A., Brittany Holdings Limited and
            B.H. Acquisition Limited (incorporated by reference to
            Exhibit 2.4 to the Current report on Form 8-K, dated July
            18, 2000).
  3.1       Articles of Incorporation of the Company, as amended on June
            10, 1998 (incorporated by reference to Exhibit 3.1 to the
            Quarterly Report on Form 10-Q, dated August 4, 1998).
  3.2       Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated
            August 6, 1999).
  4.1       Rights Agreement between the Company and American Stock
            Transfer & Trust Company, as Rights Agent, dated as of
            January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to the Registration Statement on Form
            10, dated March 27, 1997).
  4.2       Amendment Agreement, dated as of October 20, 1998, to the
            Rights Agreement, dated as of January 20, 1997, between the
            Company and American Stock Transfer & Trust Company
            (incorporated by reference to Exhibit 10.2 to the Current
            Report on Form 8-K dated October 20, 1998).

REFERENCE
 NUMBER                       DESCRIPTION OF EXHIBITS
---------                     -----------------------
 10.1       1997 Amended CEO Stock Option Plan (incorporated by
            reference to Appendix A to the Proxy Statement for the
            Annual Meeting of Shareholders, dated May 23, 1997).
 10.2       1997 Amended Outside Directors' Stock Option Plan
            (incorporated by reference to Appendix B to the Proxy
            Statement for the Annual Meeting of Shareholders, dated May
            23, 1997).
 10.3       1997 Amended Omnibus Incentive Plan (incorporated by
            reference to Appendix C to the Proxy Statement for the
            Annual Meeting of Shareholders, dated May 23, 1997).
 10.4       Revolving Credit Note, dated July 31, 1997, made by the
            Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
 10.5       Stock Pledge Agreement between the Company and First Union
            National Bank, dated July 31, 1997 (incorporated by
            reference to Exhibit 10.2 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
 10.6       Deferred Compensation and Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 99.1 to the
            Quarterly Report on Form 10-Q, dated October 30, 1997).
 10.7       Investment Agreement, dated October 20, 1998, between the
            Company and J. Christopher Flowers, together with certain
            exhibits thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 1998).
 10.8       Form of Severance Benefits Agreement between the Company and each of Nimrod T. Frazer, Cheryl D. Davis and Amy M.
            Dunaway, each dated May 21, 1998 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated
            March 29, 1999).
 10.9       Amended and Restated Employment Agreement between the
            Company and John Oros dated March 2, 2000 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated March 22, 2000).
 99.1       The Enstar Group, Inc. Private Securities Litigation Reform
            Act of 1995 Safe Harbor Compliance Statement For
            Forward-Looking Statements.
 99.2       Notice of Pending Distribution of New Common Stock in The
            Enstar Group, Inc. (incorporated by reference to Exhibit
            99.1 to the Amendment No. 2 to the Registration Statement on
            Form 10, dated March 27, 1997).
 99.3       Modified Order on Proposed Distribution to Equity Security
            Holders by the United States Bankruptcy Court for the Middle
            District of Alabama (incorporated by reference to Exhibit
            99.2 to the Amendment No. 2 to the Registration Statement on
            Form 10, dated March 27, 1997).
 99.4       Application for an Order Pursuant to Sections 6(c) and 6(e)
            of the Investment Company Act of 1940 (incorporated by
            reference to Application for an Order Pursuant to Sections
            6(c) and 6(e) of the Investment Company Act of 1940, dated
            March 19, 1998).
 99.5       Amendment No. 1 to the Application for an Order Pursuant to
            Sections 6(c) and 6(e) of the Investment Company Act of 1940
            (incorporated by reference to Amendment No. 1 to the
            Application for an Order Pursuant to Sections 6(c) and 6(e)
            of the Investment Company Act of 1940, dated May 22, 1998).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 2000.

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

March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ NIMROD T. FRAZER                   Chairman of the Board of         March 30, 2001
-----------------------------------------------------    Directors, President and
                  Nimrod T. Frazer                       Chief Executive Officer

                 /s/ CHERYL D. DAVIS                   Chief Financial Officer, Vice    March 30, 2001
-----------------------------------------------------    President and Secretary
                   Cheryl D. Davis                       (Principal Accounting
                                                         Officer)

             /s/ J. CHRISTOPHER FLOWERS                Vice Chairman of the Board of    March 30, 2001
-----------------------------------------------------    Directors
               J. Christopher Flowers

                /s/ T. WHIT ARMSTRONG                  Director                         March 30, 2001
-----------------------------------------------------
                  T. Whit Armstrong

                 /s/ T. WAYNE DAVIS                    Director                         March 30, 2001
-----------------------------------------------------
                   T. Wayne Davis

                /s/ JEFFREY S. HALIS                   Director                         March 30, 2001
-----------------------------------------------------
                  Jeffrey S. Halis

                  /s/ JOHN J. OROS                     Director                         March 30, 2001
-----------------------------------------------------
                    John J. Oros

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of B.H. Acquisition Ltd.

We have audited the accompanying consolidated balance sheet of B.H. Acquisition Ltd. as of December 31, 2000, and the related consolidated statements of income and retained earnings and cash flows for the period from April 3, 2000 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B.H. Acquisition Ltd. as of December 31, 2000, and the results of its operations and its cash flows for the period from April 3, 2000 (date of incorporation) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE

Hamilton, Bermuda
March 1, 2001

                             B.H. ACQUISITION LTD.

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                          (EXPRESSED IN U.S. DOLLARS)

                                  ASSETS
Cash and cash equivalents (Note 3)..........................  $ 98,943,428
Investments (Notes 3 and 4).................................    10,882,692
Accrued interest receivable.................................       141,424
Insurance balances receivable...............................    18,576,174
Funds withheld by ceding companies..........................     2,237,405
Losses and loss adjustment expenses recoverable from
  reinsurers (Note 5).......................................    31,825,427
                                                              ------------
                                                              $162,606,550
                                                              ============
                               LIABILITIES
Losses and loss adjustment expenses (Note 6)................  $114,813,287
Insurance balances payable..................................     7,078,910
Unearned premiums...........................................        69,857
Due to shareholders (Note 7)................................       211,875
Accounts payable............................................       237,925
Negative goodwill (Note 1)..................................     3,817,794
                                                              ------------
                                                               126,229,648
                                                              ------------
                           SHAREHOLDER'S EQUITY
Share capital
  Authorized, issued and fully paid 12,000 common shares of
     par value $l each......................................        12,000
Contributed surplus (Note 9)................................    17,241,900
Retained earnings...........................................    19,123,002
                                                              ------------
                                                                36,376,902
                                                              ------------
                                                              $162,606,550
                                                              ============

        See accompanying notes to the consolidated financial statements.

                             B.H. ACQUISITION LTD.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
           FOR THE PERIOD FROM APRIL 3, 2000 (DATE OF INCORPORATION)
                              TO DECEMBER 31, 2000
                          (EXPRESSED IN U.S. DOLLARS)

Underwriting operations
  Net premiums earned.......................................  $    76,582
                                                              -----------
  Losses and loss adjustment expenses.......................   (4,482,288)
  Reinsurance recoveries....................................    9,347,178
                                                              -----------
  Net losses and loss adjustment expenses...................   13,829,466
  Underwriting expenses.....................................      148,699
                                                              -----------
                                                              (13,680,767)
                                                              -----------
  Net underwriting income...................................   13,757,349
Net investment income (Note 4)..............................    3,668,667
General and administrative expenses (Note 8)................   (1,827,164)
Amortization of negative goodwill...........................      424,200
Amortization of run-off provision...........................    1,850,000
Foreign exchange gain.......................................    1,249,950
                                                              -----------
          Net income and retained earnings, end of period...  $19,123,002
                                                              ===========

        See accompanying notes to the consolidated financial statements.

                             B.H. ACQUISITION LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE PERIOD FROM APRIL 3, 2000 (DATE OF INCORPORATION)
                              TO DECEMBER 31, 2000
                          (EXPRESSED IN U.S. DOLLARS)

Cash flows from operating activities:
  Net income................................................  $ 19,123,002
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization of negative goodwill......................      (424,200)
     Amortization of run off provision......................    (1,850,000)
     Amortization of fair value adjustment..................        75,253
     Net unrealized gain on trading securities..............      (144,082)
     Net gain on sale of securities.........................      (874,460)
                                                              ------------
                                                                15,905,513
  Changes in assets and liabilities:
     Purchase of trading securities.........................   (10,738,610)
     Proceeds on sale of trading securities.................    29,107,701
     Due from former parent company of subsidiaries.........    57,270,577
     Accrued interest receivable............................       461,180
     Insurance balances receivable..........................      (797,442)
     Funds withheld by ceding companies.....................      (130,300)
     Losses and loss adjustment expenses recoverable from
      reinsurers............................................   (12,389,736)
     Loses and loss adjustment expenses.....................    (2,588,712)
     Insurance balances payable.............................     4,793,450
     Unearned premiums......................................          (845)
     Due to shareholders....................................      (230,026)
     Net unrealized loss on foreign forward currency
      contracts.............................................      (485,676)
     Accounts payable.......................................       164,440
                                                              ------------
          Net cash provided by operating activities.........    80,341,514
                                                              ------------
Cash flows from investing activities:
  Cash on acquisition of subsidiaries, being net cash
     provided by investing activities.......................     1,348,014
                                                              ------------
Cash flow from financing activities:
  Proceeds on issue of share capital........................        12,000
  Contributed surplus received from shareholders............    29,141,900
  Contributed surplus returned to shareholders..............   (11,900,000)
                                                              ------------
          Net cash provided from financing activities.......    17,253,900
                                                              ------------
Increase in cash and cash equivalents and cash and cash
  equivalents, end of period................................  $ 98,943,428
                                                              ============

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                          (EXPRESSED IN U.S. DOLLARS)

NOTE 1:  NATURE OF OPERATIONS

     B.H. Acquisition Ltd. ("B.H.") was incorporated under the laws of Bermuda on April 3, 2000, and on July 3, 2000, acquired 100% of the common shares of Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") (collectively "the Company") for cash consideration of $20,500,000 and $8,000,000, respectively. B.H. did not operate prior to July 3, 2000.

     Brittany is incorporated under the laws of Bermuda and is in run-off. Prior to run-off, its principal activity was to reinsure property, casualty and excess liability risks, such as environmental and health exposures, of its former affiliates and third parties. Brittany novated its entire related business prior to the acquisition.

     CEAI is incorporated under the laws of Belgium and is in run-off. Its principal activity is the run-off of its insurance and reinsurance risks throughout the world.

     Both acquisitions have been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value at the date of acquisition.

     Negative goodwill on the purchase of Brittany and CEAI is calculated as follows:

Purchase price of Brittany and CEAI.........................  $28,500,000
Direct costs of the acquisitions............................      441,931
                                                              -----------
                                                               28,941,931
                                                              -----------
Fair value of net assets acquired...........................   33,183,925
                                                              -----------
Negative goodwill at acquisition............................   (4,241,994)
Amortization in current period..............................      424,200
                                                              -----------
Negative goodwill as of December 31, 2000...................  $ 3,817,794
                                                              ===========

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

 Basis of preparation

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Basis of consolidation

     The accompanying consolidated balance sheet includes the accounts and operations of B.H. and its wholly owned subsidiaries, Brittany and CEAI. All significant intercompany accounts and transactions have been eliminated upon consolidation

 Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers all money market funds and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                             B.H. ACQUISITION LTD.

 Investments

     Debt and equity securities are classified as trading securities and are carried at fair value, with unrealized holding gains and losses included in net income. Realized gains and losses on sales of securities are recognized in net income on the specific identification basis.

 Negative goodwill

     Negative goodwill is amortized over five years on the straight-line basis.

 Forward foreign currency contracts

     The Company was party to forward exchange contracts with off balance sheet risk, in the normal course of its business, to manage its exposure to fluctuations in the value of its foreign currency denominated investment portfolio due to movements in exchange rates. The change in market value is recorded in income by the Company as an unrealized gain or loss. When the contract is closed or delivery taken, the Company records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Risks arise from the possible inability of counterparties to meet the terms of their contracts.

 Run-off provision

     Run-off provision is amortized over the five-year period estimated to complete the run-off.

 Premiums

     Premiums are recognized as revenue on a pro-rata basis over the periods of the respective policies and contracts of reinsurance.

     Premiums which are subject to adjustments are estimated based upon available information. Any variances from the estimates are recorded in the periods in which they become known.

 Losses and loss adjustment expenses

     The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. These estimates are continually reviewed and are necessarily subject to the impact of future changes in such factors as claim severity and frequency. While the directors and management believe that the amount is adequate, the ultimate liability may be significantly in excess of, or less than, the amounts provided and any adjustments will be reflected in the periods in which they become known.

 Translation of foreign currencies

     At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the company are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

 Fair value of financial instruments

     Estimated fair value of financial instruments held by the Company approximates carrying value. The estimated fair value of investments is based on quoted market value.

                             B.H. ACQUISITION LTD.

  Accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001 and will not have a material impact on the Company's financial position or results of operations.

NOTE 3:  PLEDGED ASSETS

     Cash equivalents and investments in the amount of $16,142,265 as of December 31, 2000 are pledged as collateral against letters of credit in the amount of $14,074,233.

NOTE 4:  INVESTMENTS

     Estimated fair value of trading investments are as follows:

Equity securities...........................................  $   546,416
Mutual funds................................................   10,336,276
                                                              -----------
                                                              $10,882,692
                                                              ===========

     The mutual funds invest in high credit quality sectors (minimum "A") including US Treasury, US Government Agency, corporate and asset backed and money market instrument denominated in US dollars.

     Major categories of net investment income are summarized as follows:

Cash equivalents............................................  $ 2,560,955
Dividends and interest on debt and equity securities........    1,109,156
Investment expenses.........................................     (126,826)
Net gain on sale of debt securities.........................      874,460
Change in net unrealized holding loss on trading
  activities................................................     (749,078)
                                                              -----------
                                                              $ 3,668,667
                                                              ===========

NOTE 5:  LOSSES AND LOSS ADJUSTMENT EXPENSES RECOVERABLE FROM REINSURERS

Losses and loss adjustment expenses recoverable.............  $ 38,283,959
Fair value adjustment.......................................    (6,458,532)
                                                              ------------
                                                              $ 31,825,427
                                                              ============

     The fair value adjustment, determined based upon the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate of 3.5%, is amortized over the estimated recovery period using the constant yield method.

NOTE 6:  LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Outstanding and incurred but not reported...................  $133,575,856
Run-off costs provision.....................................     9,000,000
Fair value adjustment.......................................   (27,762,569)
                                                              ------------
                                                              $114,813,287
                                                              ============

                             B.H. ACQUISITION LTD.

     Activity in the liability for losses and loss adjustment expenses is summarized as follows:

Balance, at July 3 (date of acquisition) (Note 1)...........  $119,155,102
  Less reinsurance recoverables.............................   (21,653,181)
                                                              ------------
  Net balance at July 3.....................................    97,501,921
  Incurred related to:
     Prior years............................................   (13,829,466)
                                                              ------------
  Amortization of run-off provision.........................    (1,850,000)
                                                              ------------
  Paid related to:
     Prior years............................................     1,165,405
                                                              ------------
  Net balance at December 31,...............................    82,987,860
     Plus reinsurance recoverables..........................    31,825,427
                                                              ------------
Balance at December 31,.....................................  $114,813,287
                                                              ============

     The fair value adjustment, determined based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 3.5%, is amortized over the estimated payout period using the constant yield method.

     Run-off costs provision represents the Company's estimate of the future administrative costs of managing the run-off of Brittany and CEAI.

     The Company's reserve for unpaid losses and loss expenses as of December 31, 2000 included $11,829,277 that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2000 was $22,832,763.

     In establishing the liability for unpaid claims and claim adjustment expenses related to asbestos and environmental claim, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.

NOTE 7:  DUE TO SHAREHOLDERS

     Due to shareholders represent direct costs of the acquisitions paid by the shareholders on behalf of B.H., and are unsecured and interest free.

NOTE 8:  RELATED PARTY TRANSACTIONS

     The Company was charged administration fees and expenses for the year ended December 31, 2000 amounting to $800,000 by one of the shareholders.

NOTE 9:  CONTRIBUTED SURPLUS

     On July 3, 2000, B.H.'s shareholders injected contributed surplus in the amount of $29,141,900 into the Company. On October 6, 2000, the Company returned contributed surplus in the amount of $11,900,000 to its shareholders.

                             B.H. ACQUISITION LTD.

NOTE 10:  CONTINGENCIES

     On or about July 8, 1997, Brittany was informed by correspondence that an underwriting agency company who provided underwriting agency and run off services has claimed that they are owed run-off remuneration totaling $2,321,000 for the period January 1, 1984 to December 31, 1996. The parent of the underwriting agency is currently in liquidation. Brittany continues to deny any liability under this claim, and will vigorously defend this position.

NOTE 11:  TAXATION

     Under current Bermuda law, B.H. and Brittany are not required to pay taxes in Bermuda on either income or capital gains. B.H. and Brittany have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2016.

     CEAI's effective tax rate is approximately 40%. CEAI has tax loss carry-forwards of approximately $33,400,000, which do not expire. A valuation allowance has been provided for the tax benefit of these loss carry-forwards as follows:

Benefit of loss carry-forward...............................  $ 13,360,000
Valuation allowance.........................................   (13,360,000)
                                                              ------------
                                                              $         --
                                                              ============

NOTE 12:  STATUTORY REQUIREMENT

     B.H.'s ability to pay dividends and its operating expenses is dependent on cash dividends from its reinsurance subsidiaries Brittany and CEAI.

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis"), maintain minimum levels of solvency and liquidity, and comply with risk-based capital requirements and licensing rules. As of December 31, 2000, the reinsurance subsidiaries, solvency, liquidity, surplus and risk based capital amounts were in excess of the minimum levels required.