Form 10-K405/A
period 2000-12-31
ENSTAR GROUP INC
filed 2001-04-27
CIK 55820

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 27, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of April 25, 2001, was $57,241,988 (Based on the closing price on such date on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc.).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at April 25, 2001 was 5,265,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, The Enstar Group, Inc. (the "Company") hereby amends the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001 (the "Annual Report"). This Amendment No. 1 to the Annual Report adds the information required by Part III of Form 10-K in accordance with General Instruction G to Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

     In accordance with the Bylaws of the Company, the Board of Directors currently consists of six members. The Company's Articles of Incorporation divide the Board of Directors into three classes. Directors for each class are elected at the annual meeting of shareholders held in the year in which the term for such class expires to serve a term of three years. Nominees for vacant or newly created director positions stand for election at the next annual meeting following the vacancy or creation of such director positions, to serve for the remainder of the term of the class in which their respective positions are apportioned.

CLASS I DIRECTORS -- TERMS EXPIRING 2001

     J. Christopher Flowers was elected to the position of director in October of 1996. Mr. Flowers became a General Partner of Goldman, Sachs & Co. in 1988 and a Managing Director in 1996. He resigned from Goldman, Sachs & Co. as of November 27, 1998 in order to pursue his own business interests. Mr. Flowers was named Vice Chairman of the Board of Directors effective December 1, 1998. He is also a director of Shinsei Bank, Ltd., formerly Long-Term Credit Bank of Japan, Ltd. Mr. Flowers is 43 years old.

     Jeffrey S. Halis was elected to the position of director in April of 1997. Mr. Halis has been an indirect general partner of Tyndall Partners, L.P., New York, New York, since its formation in February of 1991. Tyndall Partners, L.P. is an investment partnership. Mr. Halis was formerly a director of KinderCare Learning Centers. Mr. Halis is 45 years old.

CLASS II DIRECTORS -- TERMS EXPIRING 2002

     Nimrod T. Frazer was elected to the position of director in August of 1990. Mr. Frazer was named Chairman of the Board, Acting President and Chief Executive Officer on October 26, 1990 and named President on May 26, 1992. Mr. Frazer is 71 years old.

     John J. Oros was elected to the position of director in May of 2000. Mr. Oros was named to the position of Executive Vice President in March of 2000. Before joining the Company, Mr. Oros was an investment banker at Goldman, Sachs & Co. in the Financial Institutions Group. Mr. Oros joined Goldman, Sachs & Co. in 1980 and was made a General Partner in 1986. Mr. Oros is 54 years old.

CLASS III DIRECTORS -- TERMS EXPIRING 2003

     T. Whit Armstrong was elected to the position of director in June of 1990. Mr. Armstrong has been President, Chief Executive Officer and Chairman of The Citizens Bank, Enterprise, Alabama, and its holding company, Enterprise Capital Corporation, Inc. in excess of five years. Mr. Armstrong is also a director of Alabama Power Company of Birmingham, Alabama. Mr. Armstrong is 54 years old.

     T. Wayne Davis was elected to the position of director in June of 1990. Mr. Davis was Chairman of the Board of Directors of General Parcel Service, Inc., a parcel delivery service, from January of 1989 to September of 1997 and has been Chairman of the Board of Directors of Transit Group, Inc. since September of 1997. He also is a director of Winn-Dixie Stores, Inc., Modis Professional Services, Inc., Payformance Corporation, Inc. and Momentum Logistics, Inc. Mr. Davis is 54 years old.

                               EXECUTIVE OFFICERS

     Certain information concerning the executive officers of the Company is set forth below:

             NAME               AGE              POSITION             EXECUTIVE OFFICER SINCE
             ----               ---              --------             -----------------------
Nimrod T. Frazer..............  71    Director, Chairman of the                          1990
                                      Board, President and Chief
                                      Executive Officer
J. Christopher Flowers........  43    Director and Vice Chairman of                      1998
                                      the Board
John J. Oros..................  54    Director and Executive Vice                        2000
                                      President
Cheryl D. Davis...............  41    Chief Financial Officer, Vice                      1991
                                      President of Corporate Taxes
                                      and Secretary
Amy M. Dunaway................  44    Treasurer and Controller                           1991

     Mr. Frazer was named Chairman of the Board, Acting President and Chief Executive Officer on October 26, 1990 and named President on May 26, 1992.

     Mr. Flowers was named Vice Chairman of the Board effective December 1, 1998. Mr. Flowers became a General Partner of Goldman, Sachs & Co. in 1988 and a Managing Director in 1996. He resigned from Goldman, Sachs & Co. as of November 27, 1998 in order to pursue his own business interests. Mr. Flowers is also a director of Shinsei Bank, Ltd., formerly Long-Term Credit Bank of Japan, Ltd.

     Mr. Oros was named Executive Vice President in March of 2000. Before joining the Company, Mr. Oros was an investment banker at Goldman, Sachs & Co. in the Financial Institutions Group. Mr. Oros joined Goldman, Sachs & Co. in 1980, and was made a General Partner in 1986.

     Ms. Davis was named Chief Financial Officer and Secretary in April of 1991 and Vice President of Corporate Taxes in 1989. Ms. Davis has been employed with the Company since April of 1988.

     Ms. Dunaway was named Treasurer and Controller in April of 1991. Ms. Dunaway has been employed with the Company since September of 1990.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires officers and directors of the Company and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission certain reports, with respect to each such person's beneficial ownership of the Company's equity securities, including statements of changes in beneficial ownership on Form 4. In addition, Item 405 of Regulation S-K requires the Company to identify each reporting person that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. Based solely upon representations to the Company and a review of Forms 3 and 4 and amendments thereto, all such persons complied with the applicable reporting requirements.

ITEM 11.  EXECUTIVE COMPENSATION

                           COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive a quarterly retainer fee of $5,000 and per meeting fees as follows: (i) $2,500 for each Board meeting attended other than a telephone Board meeting; (ii) $1,000 for each telephone Board meeting attended; (iii) $1,000 for each Committee meeting attended; and
(iv) $1,500 for each Committee meeting attended by a Committee Chairperson. Such outside directors' fees are payable at the election of the director either in cash or in stock units under the Company's Deferred Compensation and Stock Plan for Non-Employee Directors (the "Deferred Plan"). If the director elects to receive stock units instead of cash, the stock units shall be payable only upon the director's termination. The number of shares to be distributed in connection with such termination would be equal to one share of Common Stock for each stock unit and cash would be paid for any fractional units. The distribution of stock units is also subject to acceleration upon certain events constituting a change in control of the Company. All current non-employee directors have elected to receive 100% of their compensation in stock units in lieu of cash payments for the retainer and meeting fees. As of December 31, 2000, a total of $351,500 in stock compensation had been deferred under this plan. In addition, directors are entitled to reimbursement for out-of-pocket expenses incurred in attending all meetings.

     During 2000, no directors were granted options for shares of Common Stock under the 1997 Amended Outside Directors' Stock Option Plan (the "Outside Directors' Plan") or the 1997 Amended CEO Stock Option Plan (the "CEO Plan"). In March 2000, John J. Oros was granted 100,000 options for shares of Common Stock under the Company's 1997 Amended Omnibus Incentive Plan (the "Incentive Plan").

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning the compensation paid for the years ended December 31, 1998, 1999 and 2000, for the Company's Chief Executive Officer and each of the other "Named Executive Officers" of the Company (determined as of December 31, 2000).

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                   ------------
                                     ANNUAL COMPENSATION             OTHER          SECURITIES          ALL
                                 ----------------------------       ANNUAL          UNDERLYING         OTHER
NAME AND PRINCIPAL POSITION      YEAR   SALARY($)    BONUS($)   COMPENSATION($)      OPTIONS#     COMPENSATION($)
---------------------------      ----   ---------    --------   ---------------    ------------   ----------------
Nimrod T. Frazer...............  2000    250,000        --               --               --            2,347(1)
  Chairman of the Board of       1999    250,000        --               --               --            2,785(1)
  Directors, President and       1998    250,000        --               --               --            3,146(1)
  Chief Executive Officer
J. Christopher Flowers.........  2000     50,000        --               --               --            2,177(4)
  Vice Chairman of the           1999     50,000        --               --               --            6,406(4)
  Board of Directors             1998      3,462(2)     --          789,000(3)            --               --
John J. Oros...................  2000     40,385(5)     --               --          100,000            4,695(6)
  Executive Vice President
Cheryl D. Davis................  2000    144,791        --               --               --            6,498(7)
  Chief Financial Officer,       1999    134,380        --               --               --            6,767(7)
  Vice-President of              1998    127,731        --               --               --            5,661(7)
  Corporate Taxes and Secretary
Amy M. Dunaway.................  2000     85,513        --               --               --            6,231(7)
  Treasurer and Controller       1999     80,327        --               --               --            6,684(7)
                                 1998     80,327        --               --               --            5,618(7)

---------------

(1) Amount shown represents premiums paid by the Company for health and dental insurance for Mr. Frazer.

(2) This amount represents the compensation Mr. Flowers received between December 1, 1998, the effective date of his employment with the Company, and December 31, 1998.
(3) On October 20, 1998, the Company and Mr. Flowers entered into an Investment Agreement, whereby the Company agreed to sell Mr. Flowers 1,158,860 shares of newly issued Common Stock for $15,000,000 in exchange for an unsecured, full recourse promissory note from Mr. Flowers. The purchase price per share was equal to the average of the closing prices for shares of Common Stock for the 10 trading days immediately preceding October 20, 1998. The Company's shareholders approved this sale on December 17, 1998. This amount represents the dollar value of the difference between the price paid by Mr. Flowers for such shares of Common Stock, and the fair market value of such Common Stock on the date of the shareholders' approval. The note was repaid in full with accrued interest on March 3, 2000. See "Item 13 -- Certain Transactions."
(4) Amount shown represents premiums paid by the Company for health and dental insurance for Mr. Flowers.
(5) This amount represents the compensation Mr. Oros received between March 2, 2000, the effective date of his employment with the Company, and December 31, 2000.
(6) Amount shown represents premiums paid by the Company for health and dental insurance for Mr. Oros.
(7) Amounts shown for Ms. Davis and Ms. Dunaway are for premiums paid by the Company for term life insurance and health and dental insurance.

                              STOCK OPTION GRANTS

     The following table sets forth information with respect to options granted to Mr. Oros under the Incentive Plan during 2000. No other options were granted during 2000 under the CEO Plan or Incentive Plan to any other Named Executive Officer.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
                           -------------------------------------------------------------    POTENTIAL REALIZABLE
                                               PERCENT OF                                  VALUE AT ASSUMED ANNUAL
                              NUMBER OF          TOTAL                                      RATES OF STOCK PRICE
                              SECURITIES        OPTIONS                                    APPRECIATION FOR OPTION
                           UNDERLYING TOTAL    GRANTED TO                                           TERM
                           OPTIONS GRANTED    EMPLOYEES IN   EXERCISE PRICE   EXPIRATION   -----------------------
NAME                           IN 2000            2000         PER SHARE         DATE         5%           10%
----                       ----------------   ------------   --------------   ----------   ---------   -----------
John J. Oros.............      100,000            100%           $12.75        2/28/10     $801,841    $2,032,022

                             STOCK OPTION EXERCISES

     None of the Named Executive Officers exercised any stock options during 2000. The table below shows the number of shares of Common Stock covered by both exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2000. The table also reflects the values for in-the-money options based on the positive spread between the exercise price of such options and the last reported sale price of the Common Stock on December 29, 2000, the last trading date in 2000 for the Common Stock.

                          AGGREGATED OPTION EXERCISES
                       IN 2000 AND YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                           OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                                        DECEMBER 31, 2000             DECEMBER 31, 2000
                                                   ---------------------------   ---------------------------
NAME                                               EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                               -----------   -------------   -----------   -------------
Nimrod T. Frazer.................................    150,000              0       $684,375       $      0
J. Christopher Flowers...........................     20,000          5,000       $ 85,000       $ 21,250
John J. Oros.....................................          0        100,000       $      0       $231,250
Cheryl D. Davis..................................         --             --             --             --
Amy M. Dunaway...................................         --             --             --             --

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee of the Board composed of T. Wayne Davis, Chairman, T. Whit Armstrong and Jeffrey S. Halis. None of the members of the Compensation Committee were officers of the Company or had any relationship requiring disclosure under Securities and Exchange Commission regulations.

                             EMPLOYMENT AGREEMENTS

     The Compensation Committee approved severance agreements for Nimrod T. Frazer, Cheryl D. Davis, and Amy M. Dunaway in March 1998 (the "Severance Agreements"). The Severance Agreements provide that Mr. Frazer, Ms. Davis, and Ms. Dunaway will receive their base salary for a period of twelve months following a termination of employment, other than for "cause," as defined in the Severance Agreements, or a voluntary termination.

     The Compensation Committee also approved an employment agreement with John
J. Oros in March 2000 (the "Employment Agreement"). The Employment Agreement provides for an initial one year term and automatic renewal for successive one year terms thereafter, subject to earlier termination as provided in the Employment Agreement. The Employment Agreement provides an annual base salary to Mr. Oros of $50,000 and reimbursement of up to $50,000 annually for office related expenses incurred by Mr. Oros in connection with the performance of his duties with the Company. The Employment Agreement also provides that the Board of Directors may award to Mr. Oros such bonuses, and in such amounts, as the Board shall determine in its sole discretion.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      COMMON STOCK OWNERSHIP BY MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 30, 2001 by (i) each of the Named Executive Officers, (ii) each of the directors and the nominees for director of the Company and (iii) all directors and Named Executive Officers of the Company as a group.

                                                              SHARES OF COMMON STOCK   PERCENT OF
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED(1)     CLASS(2)
------------------------                                      ----------------------   ----------
NAMED EXECUTIVE OFFICERS:
Nimrod T. Frazer............................................          205,001(3)           3.7%
J. Christopher Flowers......................................        1,224,489(4)          21.9%
John J. Oros................................................          150,000(5)           2.7%
Cheryl D. Davis.............................................                3                *
Amy M. Dunaway..............................................               87(6)             *
DIRECTORS OF THE COMPANY:
Nimrod T. Frazer............................................          205,001(3)           3.7%
T. Whit Armstrong...........................................           38,932(7)             *
T. Wayne Davis..............................................          130,260(8)           2.3%
J. Christopher Flowers......................................        1,224,489(4)          21.9%
Jeffrey S. Halis............................................          343,836(9)           6.2%
John J. Oros................................................          150,000(5)           2.7%
All Named Executive Officers and directors of the Company as
  a group (8 persons).......................................        2,092,608             37.4%

---------------

 *  Less than 1%.
(1) Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has the right to acquire within sixty (60) days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as of which he or she has no economic or pecuniary interest. Except as set forth in the footnotes below, the persons named above have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.
(2) Based on an aggregate of 5,265,753 shares of Common Stock issued and outstanding as of March 30, 2001 plus 300,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon exercise of stock options and 27,894 stock units granted under the Deferred Plan.
(3) Includes 150,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options granted under the CEO Plan.
(4) Includes 2,934 stock units granted under the Deferred Plan prior to Mr. Flowers becoming an officer of the Company. Also includes 25,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Outside Directors' Plan.
(5) Includes 100,000 shares owned indirectly by Mr. Oros through Brittany Ridge Investment Partners, L.P. and 50,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Incentive Plan.
(6) Includes 54 shares which Ms. Dunaway holds jointly and shares voting and investment power with her spouse.
(7) Includes 8,760 stock units granted under the Deferred Plan. Also includes 25,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options granted under the Outside Directors' Plan.

(8) Includes 116 shares held by Mr. Davis' child, 2,352 shares held by Mr. Davis' mother, 133 shares held by Mr. Davis' wife, 13,410 held in two trusts, 81,025 shares held in a private foundation for which Mr. Davis has voting and investment power but is not a beneficiary and 8,224 stock units granted under the Deferred Plan. Also includes 25,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Outside Directors' Plan.
(9) Includes 7,976 stock units granted under the Deferred Plan, and 310,860 shares which Mr. Halis shares voting and investment power with his wife. Also includes 25,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Outside Directors' Plan.

                             PRINCIPAL SHAREHOLDERS

     The table below sets forth certain information as of March 30, 2001 concerning persons known to the Board to be a "beneficial owner", as such term is defined by the rules of the Securities and Exchange Commission, of more than 5% of the outstanding shares of the Common Stock.

                                                               SHARES OF COMMON STOCK    PERCENT OF
NAME AND ADDRESS                                               BENEFICIALLY OWNED(1)      CLASS(2)
----------------                                               ----------------------    ----------
J. Christopher Flowers.....................................          1,224,489(3)           21.9%
  399 Park Avenue
  27th Floor
  New York, New York 10022
Jeffrey S. Halis...........................................            343,836(4)            6.2%
  153 E. 53rd Street
  55th Floor
  New York, New York 10022

---------------

(1) See Note (1) under "Common Stock Ownership by Management" elsewhere herein.
(2) Based on an aggregate of 5,265,753 shares of Common Stock issued and outstanding as of March 30, 2001 plus 300,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon exercise of stock options and 27,894 stock units granted under the Deferred Plan.
(3) Includes 2,934 stock units granted under the Deferred Plan prior to Mr. Flowers becoming an officer of the Company. Also includes 25,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Outside Directors' Plan. The information regarding Mr. Flowers is given in reliance upon information supplied by Mr. Flowers to the Company.
(4) Includes 7,976 stock units granted under the Deferred Plan, and 310,860 shares which Mr. Halis shares voting and investment power with his wife. Also includes 25,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Outside Directors' Plan. The information regarding Mr. Halis is given in reliance upon information supplied by Mr. Halis to the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

     On October 20, 1998, the Company and Mr. Flowers entered into an Investment Agreement, whereby the Company agreed to sell Mr. Flowers 1,158,860 shares of newly issued Common Stock for $15.0 million in exchange for an unsecured, full recourse promissory note from Mr. Flowers (the "Transaction"). The Transaction was submitted to the Company's shareholders who approved the Transaction at a special meeting held on December 17, 1998. Since the price per share on the date of the shareholders' approval exceeded the per share sales price to Mr. Flowers, a charge to earnings of approximately $789,000 was recognized. Pursuant to a Registration Rights Agreement entered into by the Company and Mr. Flowers in connection with the

Transaction, Mr. Flowers was granted certain rights to require the Company to register his shares in the future. Also in connection with the Transaction, the Company executed an amendment to the Rights Agreement dated as of January 20, 1997 (the "Rights Agreement") with American Stock Transfer and Trust Company, as rights agent, to exclude from the definition of "Acquiring Person" Mr. Flowers and certain permitted transferees and to otherwise exempt the Transaction from the applicable provisions of the Rights Agreement.

     The full recourse promissory note in the amount of $15.0 million for the purchase price of the shares was repaid in full with accrued interest on March 3, 2000. The note bore interest at the rate of 4.06% per annum, required quarterly interest payments and had a maturity date of December 18, 2000. Since the interest rate on the note was less than the rate an independent lender would charge Mr. Flowers, the note was recorded at a discount so as to yield a then current "market rate" of interest over its term, and a charge to earnings of approximately $990,000 was incurred to reflect such discount. This discount was being accreted over the term of the note. In connection with the repayment, the Company reversed the unamortized discount on the note of approximately $411,000. The promissory note, net of discount, was classified as a reduction of equity at December 31, 1999 and 1998.

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

April 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ NIMROD T. FRAZER                   Chairman of the Board of          April 27, 2001
-----------------------------------------------------    Directors, President and Chief
                  Nimrod T. Frazer                       Executive Officer

                 /s/ CHERYL D. DAVIS                   Chief Financial Officer, Vice     April 27, 2001
-----------------------------------------------------    President and Secretary
                   Cheryl D. Davis                       (Principal Accounting Officer)

             /s/ J. CHRISTOPHER FLOWERS                Vice Chairman of the Board of     April 27, 2001
-----------------------------------------------------    Directors
               J. Christopher Flowers

                /s/ T. WHIT ARMSTRONG                  Director                          April 27, 2001
-----------------------------------------------------
                  T. Whit Armstrong

                 /s/ T. WAYNE DAVIS                    Director                          April 27, 2001
-----------------------------------------------------
                   T. Wayne Davis

                /s/ JEFFREY S. HALIS                   Director                          April 27, 2001
-----------------------------------------------------
                  Jeffrey S. Halis

                  /s/ JOHN J. OROS                     Director                          April 27, 2001
-----------------------------------------------------
                    John J. Oros