Form 10-Q
period 2001-03-31
ENSTAR GROUP INC
filed 2001-05-15
CIK 55820

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at May 14, 2001 was 5,265,753.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE ENSTAR GROUP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, AND ARE HEREBY INCORPORATED BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                        ASSETS
Cash and cash equivalents...................................  $ 81,910      $ 75,252
Certificates of deposit.....................................     3,839         3,798
Other.......................................................       972           892
Partially owned equity affiliates...........................     7,593        13,309
Property and equipment, net.................................        63            68
                                                              --------      --------
          Total assets......................................  $ 94,377      $ 93,319
                                                              ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $    761      $    741
Income taxes payable........................................       202           190
Deferred income taxes.......................................       238           238
Deferred liabilities........................................       381           352
Other.......................................................       398           395
                                                              --------      --------
          Total liabilities.................................     1,980         1,916
                                                              --------      --------
Commitments and Contingencies (Note 4)
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,104 shares issued at March 31, 2001
     and December 31, 2000).................................        57            57
  Additional paid-in capital................................   183,191       183,191
  Accumulated deficit.......................................   (85,041)      (86,035)
  Treasury stock, at cost (442,351 shares)..................    (5,810)       (5,810)
                                                              --------      --------
          Total shareholders' equity........................    92,397        91,403
                                                              --------      --------
          Total liabilities and shareholders' equity........  $ 94,377      $ 93,319
                                                              ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Interest income.............................................  $    1,039   $    1,157
Earnings of partially owned equity affiliates...............         615          123
Litigation expense, net.....................................         (15)          (4)
General and administrative expenses.........................        (565)        (646)
Interest expense............................................          (3)          (3)
                                                              ----------   ----------
Income before income taxes..................................       1,071          627
Income taxes................................................         (77)         (14)
                                                              ----------   ----------
Net income..................................................  $      994   $      613
                                                              ==========   ==========
Weighted average shares outstanding -- basic................   5,265,753    5,265,753
                                                              ==========   ==========
Weighted average shares outstanding -- assuming dilution....   5,392,706    5,317,350
                                                              ==========   ==========
Net income per common share -- basic........................  $     0.19   $     0.12
                                                              ==========   ==========
Net income per common share -- assuming dilution............  $     0.18   $     0.12
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $   994      $   613
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................         5            4
     Amortization of goodwill...............................        20           20
     Accretion of discount on note receivable...............        --          (85)
     Reversal of discount on note receivable................        --         (411)
     Earnings of partially owned equity affiliates, net of
      dividends received....................................     5,696         (123)
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................        32          140
     Other..................................................       (48)          52
                                                               -------      -------
          Net cash provided by operating activities.........     6,699          210
                                                               -------      -------
Cash flows from investing activities:
  Purchases of certificates of deposit......................    (1,323)      (2,911)
  Maturities of certificates of deposit.....................     1,282        2,831
  Purchase of property and equipment........................        --           (5)
                                                               -------      -------
          Net cash used in investing activities.............       (41)         (85)
                                                               -------      -------
Cash flows from financing activities:
  Repayment of note receivable..............................        --       15,000
                                                               -------      -------
          Net cash provided by financing activities.........        --       15,000
                                                               -------      -------
Increase in cash and cash equivalents.......................     6,658       15,125
Cash and cash equivalents at the beginning of the period....    75,252       64,265
                                                               -------      -------
Cash and cash equivalents at the end of the period..........   $81,910      $79,390
                                                               =======      =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $    65      $    80
                                                               =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. and Subsidiary (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation.

NOTE 2:  PARTIALLY OWNED EQUITY AFFILIATES

B-LINE

     In November 1998, the Company purchased membership units of B-Line LLC ("B-Line") for $965,000 including expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At March 31, 2001, the Company's ownership percentage was approximately 8.34%. During 2000, the Company's ownership percentage was approximately 7.99%.

     The Company's B-Line membership units are accounted for under the equity method. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and is being amortized over a period of 10 years. The operations of B-Line are reported by the Company three months in arrears.

B.H. ACQUISITION

     On July 3, 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") were purchased by B.H. Acquisition, a newly formed company, for $28.5 million. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. On October 6, 2000, the Company received $3.9 million representing the Company's proportionate share of a capital distribution from B.H. Acquisition. On March 27, 2001, the Company received approximately $6.3 million from B.H. Acquisition representing the Company's proportionate share of a dividend from B.H. Acquisition. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting.

     The acquisition of the two reinsurance companies has been accounted for by B.H. Acquisition using the purchase method of accounting. The excess of the fair value of net assets acquired over the purchase price is being amortized using the straight-line method over 5 years.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

SUMMARIZED FINANCIAL INFORMATION

     Summarized financial information for B-Line and B.H. Acquisition is as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
Total assets................................................  $165,861      $188,342
Total liabilities...........................................   137,970       144,173
Total equity................................................    27,891        44,169

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
Revenue.....................................................    $5,088       $3,406
Operating income............................................     2,180        1,476
Net income..................................................     3,621        1,476

     This summarized financial information reflects the results of B-Line and B.H. Acquisition from their respective dates of ownership and also reflects, for B.H. Acquisition, its purchase of Brittany and CEAI in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."

NOTE 3:  SHAREHOLDERS' EQUITY

     In March 2000, Mr. J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company, repaid his $15 million note with accrued interest to the Company. This note receivable, net of discount, had been classified as a reduction to equity. The note had a due date of December 18, 2000, and resulted from the Company's sale of 1,158,860 newly issued shares of common stock to Mr. Flowers on December 18, 1998. In connection with the early repayment of the note receivable, the Company reversed the unamortized portion of the discount recorded on the note receivable. This reversal resulted in a decrease of approximately $411,000 to general and administrative expenses in March 2000.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

     On February 11, 1997, fifteen former shareholders of the Company filed a lawsuit against the Company. The complaint, which deals with actions occurring prior to the Company's filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2.0 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgment on March 17, 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statutes of limitations. On November 2, 2000, the Circuit Court granted the Company's motion and dismissed the plaintiffs' claims. On December 11, 2000, the plaintiffs appealed the Circuit Court's judgment to the Alabama Supreme Court. Management believes that the impact of this lawsuit, if any, will not have a material effect on the Company's financial position or results of operations.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTE 5:  SEGMENT INFORMATION

     The Company evaluates the performance of B.H. Acquisition, the Company's only operating segment, based on 100% of B.H. Acquisition's financial results. A reconciliation of B.H. Acquisition's consolidated financial information to the Company's consolidated financial statements as of and for the three months ended March 31, 2001 is as follows:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
                                                                   (UNAUDITED)
B.H. Acquisition Consolidated Statement of Income for the
  three months ended March 31, 2001
  Net premiums earned.......................................         $     7
                                                                     -------
  Losses and loss adjustment expenses.......................             (18)
  Reinsurance recoveries....................................              87
                                                                     -------
  Net losses and loss adjustment expenses...................              69
  Underwriting expenses.....................................               4
                                                                     -------
                                                                         (73)
                                                                     -------
  Net underwriting loss.....................................             (66)
  Net investment income.....................................           1,675
  General and administrative expenses.......................            (852)
  Amortization of negative goodwill.........................             212
  Amortization of run-off provision.........................             563
  Foreign exchange loss.....................................            (232)
                                                                     -------
  B.H. Acquisition net income...............................         $ 1,300
Company's ownership %.......................................              33%
                                                                     -------
Company's earnings of B.H. Acquisition......................         $   429
Company's earnings of B-Line................................             186
                                                                     -------
Earnings of partially owned equity affiliates...............         $   615
                                                                     =======
B.H. Acquisition Consolidated Shareholders' Equity as of
  March 31, 2001............................................         $18,554
  Company's ownership %.....................................              33%
                                                                     -------
Company's equity in B.H. Acquisition........................           6,123
Capitalized acquisition costs of B.H. Acquisition...........              80
Company's equity in B-Line..................................           1,390
                                                                     -------
Partially owned equity affiliates...........................         $ 7,593
                                                                     =======

NOTE 6:  DERIVATIVE INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and 138, became effective January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company's January 1, 2001 adoption of SFAS 133 had no material impact on the Company's consolidated financial position or results of operations as the Company has no derivative instruments.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTE 7:  SUBSEQUENT EVENTS

     On May 1, 2001, the Company approved certain additions to its long-term incentive program. The additions consist of a new stock option plan and an amendment to an existing plan. The long-term incentive program is designed to promote the success and enhance the value of the Company by providing flexibility in the Company's ability to attract, motivate and retain the services of key employees and directors. As part of that program, the Company has adopted, subject to approval by the Company's shareholders at the Annual Meeting of Shareholders to be held on June 6, 2001, the 2001 Outside Directors' Stock Option Plan (the "2001 Outside Directors' Plan") and amended certain provisions of the 1997 Amended Omnibus Incentive Plan (the "Incentive Plan"). A total of 45,000 shares of common stock have been reserved for issuance under the 2001 Outside Directors' Plan. An additional 210,000 shares of common stock have been reserved for issuance under the Incentive Plan.

     Under the 2001 Outside Directors' Plan, the Company's three current outside (non-employee) directors will be granted options for 15,000 shares of common stock. The option exercise price will be equal to the average of the high and low bid price of the Company's common stock on the date the plan is approved by the shareholders of the Company. Options granted to each of the three outside directors under the plan will vest in three equal installments of 5,000 shares on each of January 1, 2002, January 1, 2003 and January 1, 2004; provided, however, that such shares will vest only so long as the recipient remains a director of the Company. The options granted under this plan must be exercised no later than January 1, 2011, or 60 days after the director ceases to be a director of the Company other than by reason of death, mandatory retirement or disability.

     The amendments to the Incentive Plan increase the total number of shares of common stock available to be granted under the plan from 112,500 to 322,500, and increase the aggregate number of shares of common stock that may be granted to any individual participant from 100,000 to 200,000. As of May 14, 2001, 100,000 options have been granted under the Incentive Plan.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and Subsidiary ("Enstar") as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of Enstar's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Enstar as of December 31, 2000 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 28, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 7, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's assets, aggregating approximately $94.4 million at March 31, 2001, consist primarily of approximately $81.9 million in cash and cash equivalents, approximately $3.8 million in certificates of deposit and approximately $7.6 million in partially owned equity affiliates.

     The Company's net increase in cash and cash equivalents for the three months ended March 31, 2001 was approximately $6.7 million. This increase can primarily be attributed to the receipt of a dividend of approximately $6.3 million from B.H. Acquisition on March 27, 2001.

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

Financial Condition

     The Company had total assets of $94.4 million at March 31, 2001 compared to $93.3 million at December 31, 2000. The increase in total assets was due primarily to earnings of partially owned equity affiliates.

     Mr. J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company, repaid his $15 million note with accrued interest to the Company on March 3, 2000. The note had a due date of December 18, 2000, and resulted from the Company's sale of 1,158,860 newly issued shares of Common Stock to Mr. Flowers on December 18, 1998 (the "Flowers Transaction"). In connection with the repayment, the Company reversed the unamortized discount on the note of approximately $411,000.

Results of Operations

     The Company reported net income of $994,000 for the three months ended March 31, 2001, compared to net income of $613,000 for the same period in the prior year.

     Interest income was approximately $1.0 million for the three months ended March 31, 2001 compared to approximately $1.2 million for the three months ended March 31, 2000. Interest income was earned from cash, cash equivalents, certificates of deposit and in 2000, the note receivable from Mr. J. Christopher Flowers.

     Earnings of partially owned equity affiliates was $615,000 for the three months ended March 31, 2001 compared to $123,000 for the same period in the prior year. This increase can primarily be attributed to the Company's investment in B.H. Acquisition in July 2000 and an increase in earnings of B-Line LLC ("B-Line"). The Company recorded earnings of $429,000 from B.H. Acquisition for the three months ended March 31, 2001. The Company's earnings from B-Line were $186,000 for the three months ended March 31, 2001 compared to $123,000 for the same period in 2000.

     General and administrative expenses were $565,000 for the three months ended March 31, 2001 compared to $646,000 for the same period in 2000. The decrease in general and administrative expenses can be primarily attributed to a reduction in 2001 of the Alabama shares tax imposed on corporations. This reduction was partially offset by a decrease in general and administrative expenses of $411,000 in 2000 resulting from the reversal of the unamortized portion of the discount recorded on the note receivable in the Flowers Transaction. In addition to these and other normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating businesses. Most variances to general and administrative expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

     Income tax expense was $77,000 for the three months ended March 31, 2001 compared to $14,000 for the same period in 2000. The increase in income tax expense was primarily the result of an increase in the valuation allowance for deferred tax assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to some market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $81.9 million in interest bearing accounts (interest at floating rates) and approximately $3.8 million of short-term certificates of deposit (interest at fixed rates) at March 31, 2001. Accordingly, each one percent change in market interest rates would change interest income by approximately $857,000 per annum. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at March 31, 2001 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
NUMBER                             DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.1       --  Second Amended Plan of Reorganization of the Company,
                 effective as of June 1, 1992 (incorporated by reference to
                 Exhibit 2.1 to the Amendment No. 2 to the Registration
                 Statement on Form 10, dated March 27, 1997).
   2.2       --  Amended Modification to Second Amended Plan of
                 Reorganization of the Company, confirmed on August 24, 1993
                 (incorporated by reference to Exhibit 2.2 to the Amendment
                 No. 2 to the Registration Statement on Form 10, dated March
                 27, 1997).

REFERENCE
NUMBER                             DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.3       --  Agreement and Plan of Merger, dated as of December 31, 1996
                 (incorporated by reference to Exhibit 2.3 to the Amendment
                 No. 2 to the Registration Statement on Form 10, dated March
                 27, 1997).
   2.4       --  Shareholders Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.1 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.5       --  Investment Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.2 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.6       --  Share Sale and Purchase Agreement, dated as of March 31,
                 2000 between PetroFina S.A. and B.H. Acquisition Limited
                 (incorporated by reference to Exhibit 2.3 to the Current
                 Report on Form 8-K, dated July 18, 2000).
   2.7       --  Share Sale and Purchase Agreement, dated as of March 31,
                 2000 between PetroFina S.A., and Brittany Holdings Limited and B.H. Acquisition Limited (incorporated by reference to
                 Exhibit 2.4 to the Current Report on Form 8-K, dated July
                 18, 2000).
   3.1       --  Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2       --  Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated
                 August 6, 1999).
   4.1       --  Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to the Registration Statement on Form
                 10, dated March 27, 1997).
   4.2       --  Amendment Agreement dated as of October 20, 1998, to the
                 Rights Agreement dated as of January 20, 1997 between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K dated October 20, 1998).
  99.1       --  The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements (incorporated by reference to
                 Exhibit 99.1 to the Annual Report on Form 10-K, dated March
                 30, 2001).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended March 31, 2001.

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

Date: May 15, 2001