Form 10-Q
period 2001-06-30
ENSTAR GROUP INC
filed 2001-08-14
CIK 55820

As filed with the Securities and Exchange Commission on August 14, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to

Commission File Number 0-07477

THE ENSTAR GROUP, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	63-0590560 (I.R.S. Employer Identification No.)

401 Madison Avenue

Montgomery, Alabama 36104
(Address of principal executive offices)

(334) 834-5483

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☒   NO ☐

      The number of shares of Registrant’s Common Stock, $.01 par value per share, outstanding at August 13, 2001 was 5,265,753.

      THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE ENSTAR GROUP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, AND ARE HEREBY INCORPORATED BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I

FINANCIAL INFORMATION

Item  1.     Financial Statements

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)
	(Unaudited)
ASSETS

Cash and cash equivalents	$82,137	$75,252

Certificates of deposit	3,923	3,798

Other	1,061	892

Partially owned equity affiliates	8,012	13,309

Property and equipment, net	64	68

Total assets	$95,197	$93,319

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$1,102	$741

Income taxes payable	29	190

Deferred income taxes	238	238

Deferred liabilities	421	352

Other	401	395

Total liabilities	2,191	1,916

Commitments and Contingencies (Note 4)

Shareholders’ equity:

Common stock ($.01 par value; 55,000,000 shares authorized, 5,708,104 issued at June 30, 2001 and December 31, 2000)	57	57

Additional paid-in capital	183,191	183,191

Accumulated deficit	(84,432)	(86,035)

Treasury stock, at cost (442,351 shares)	(5,810)	(5,810)

Total shareholders’ equity	93,006	91,403

Total liabilities and shareholders’ equity	$95,197	$93,319

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in thousands, except per share data)
	(Unaudited)

Interest income	$899	$1,157	$1,938	$2,314

Earnings of partially owned equity affiliates	439	93	1,054	216

Litigation expense, net	(9)	—	(24)	(4)

General and administrative expenses	(670)	(583)	(1,238)	(1,232)

Income before income taxes	659	667	1,730	1,294

Income taxes	(50)	(50)	(127)	(64)

Net income	$609	$617	$1,603	$1,230

Weighted average shares outstanding — basic	5,265,753	5,265,753	5,265,753	5,265,753

Weighted average shares outstanding — assuming dilution	5,413,306	5,346,804	5,403,512	5,332,077

Net income per common share — basic	$0.12	$0.12	$0.30	$0.23

Net income per common share — assuming dilution	$0.11	$0.12	$0.30	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30,	June 30,
	2001	2000

	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:

Net income	$1,603	$1,230

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	11	9

Amortization of goodwill	40	39

Accretion of discount on note receivable	—	(85)

Reversal of discount on note receivable	—	(411)

Earnings of partially owned equity affiliates, net of dividends received	5,257	(216)

Changes in assets and liabilities:

Accounts payable and accrued expenses	200	248

Other	(94)	(13)

Net cash provided by operating activities	7,017	801

Cash flows from investing activities:

Purchases of certificates of deposit	(3,923)	(3,031)

Maturities of certificates of deposit	3,798	2,950

Purchase of property and equipment	(7)	(13)

Net cash used in investing activities	(132)	(94)

Cash flows from financing activities:

Repayment of note receivable	—	15,000

Net cash provided by financing activities	—	15,000

Increase in cash and cash equivalents	6,885	15,707

Cash and cash equivalents at the beginning of the period	75,252	64,265

Cash and cash equivalents at the end of the period	$82,137	$79,972

Supplemental disclosures of cash flow information:

Income taxes paid	$288	$100

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  1:     General

      The consolidated financial statements of The Enstar Group, Inc. and Subsidiary (the “Company”) are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company’s financial condition and results of operations for the interim period. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001 under the Securities Exchange Act of 1934, as amended. Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation.

Note  2:     Partially Owned Equity Affiliates

B-Line

      In November 1998, the Company purchased membership units of B-Line LLC (“B-Line”) for $965,000 including expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At June 30, 2001, the Company’s ownership percentage was approximately 8.34%. During 2000, the Company’s ownership percentage was approximately 7.99%.

      The Company’s B-Line membership units are accounted for under the equity method. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and is being amortized over a period of 10 years. The equity in earnings of B-Line are reported by the Company three months in arrears.

B.H. Acquisition

      In July 2000, the Company, through B.H. Acquisition Limited (“B.H. Acquisition”), a joint venture, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. (“Brittany”) and Compagnie Europeenne d’Assurances Industrielles S.A. (“CEAI”) were purchased by B.H. Acquisition, a newly formed company, for $28.5 million. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. In October 2000, the Company received $3.9 million representing the Company’s proportionate share of a capital distribution from B.H. Acquisition. In March 2001, the Company received approximately $6.3 million from B.H. Acquisition representing the Company’s proportionate share of a dividend from B.H. Acquisition. The Company’s ownership in B.H. Acquisition is accounted for using the equity method of accounting.

Summarized Financial Information

      Summarized information for B-Line and B.H. Acquisition is as follows:

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)
	(Unaudited)

Total assets	$163,619	$188,342

Total liabilities	133,035	144,173

Total equity	30,584	44,169

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in thousands)
	(Unaudited)

Revenue	$4,211	$3,177	$9,299	$6,583

Operating income	1,764	1,170	3,945	2,646

Net income	2,693	1,170	6,313	2,646

      This summarized financial information reflects the results of B-Line and B.H. Acquisition from their respective dates of ownership and also reflects, for B.H. Acquisition, its purchase of Brittany and CEAI in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations.”

Note  3:     Shareholders’ Equity

      In March 2000, J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company, repaid his $15 million note with accrued interest to the Company. This note receivable, net of discount, had been classified as a reduction of equity. The note had a due date of December 18, 2000, and resulted from the Company’s sale of 1,158,860 newly issued shares of common stock to Mr. Flowers on December 18, 1998. In connection with the early repayment of the note receivable, the Company reversed the unamortized portion of the discount recorded on the note receivable. This reversal resulted in a decrease of approximately $411,000 to general and administrative expenses in March 2000.

Note  4:     Commitments and Contingencies

      In February 1997, fifteen former shareholders of the Company filed a lawsuit against the Company. The complaint, which deals with actions occurring prior to the Company’s filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2.0 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgment in March 1997. The motion filed by the Company contends that the claims asserted are barred by the applicable statutes of limitations. In November 2000, the Circuit Court granted the Company’s motion and dismissed the plaintiffs’ claims. In December 2000, the plaintiffs appealed the Circuit Court’s judgment to the Alabama Supreme Court. Management believes that the impact of this lawsuit, if any, will not have a material effect on the Company’s financial position or results of operations.

      In June 2001, the Company, through Revir Limited (“Revir”), a newly formed Bermuda holding company, announced its intent to acquire two reinsurance companies, River Thames Insurance Company Limited, based in London, England, and Overseas Reinsurance Corporation Limited, based in Bermuda, as operating businesses from Rivers Group Limited and Sedgwick Group Limited, respectively (the “River Thames Transaction”), which are UK-based subsidiaries of Marsh & McLennan Companies, Inc. Revir is a 50/50 joint venture with Castlewood Limited (“Castlewood”), a private Bermuda-based firm which is experienced in managing and acquiring insurance and reinsurance operations. In order to consummate the River Thames Transaction, Enstar has agreed to guarantee the performance of its interest in Revir up to a maximum of approximately $11 million. Consummation of the River Thames Transaction is subject to certain regulatory approvals and other contingencies. The Company’s ownership in Revir is expected to be accounted for using the equity method of accounting.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note  5:     Segment Information

      The Company evaluates the performance of B.H. Acquisition, the Company’s only operating segment, based on 100% of B.H. Acquisition’s financial results. A reconciliation of B.H. Acquisition’s consolidated financial information to the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2001 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

	(Dollars in thousands)
	(Unaudited)
B.H. Acquisition Consolidated Statement of Income for the periods ended June 30, 2001

Net premiums earned	$11	$19

Losses and loss adjustment expenses	(722)	(704)

Reinsurance recoveries	655	568

Net losses and loss adjustment expenses	(67)	(136)

Underwriting expenses	(1)	(5)

	(68)	(141)

Net underwriting loss	(57)	(122)

Net investment income	1,124	2,799

General and administrative expenses	(807)	(1,659)

Amortization of negative goodwill	212	424

Amortization of run-off provision	563	1,125

Foreign exchange loss	(163)	(396)

B.H. Acquisition net income	$872	$2,171

Company’s ownership %	33%	33%

Company’s earnings of B.H. Acquisition	$288	$716

Company’s earnings of B-Line	151	338

Earnings of partially owned equity affiliates	$439	$1,054

B.H. Acquisition Consolidated Shareholders’ Equity as of June 30, 2001.		$19,425

Company’s ownership %		33%

Company’s equity in B.H. Acquisition		6,410

Capitalized acquisition costs of B.H. Acquisition		81

Company’s equity in B-Line		1,521

Partially owned equity affiliates		$8,012

Note  6:     Stock Compensation

      In May 2001, the Company’s Board of Directors approved certain additions to the Company’s long-term incentive program. These additions were approved by the Company’s shareholders at the Annual Meeting of Shareholders held in June 2001. The additions consist of a new stock option plan and an amendment to an existing plan. The long-term incentive program is designed to promote the success and enhance the value of the Company by providing flexibility in the Company’s ability to attract, motivate and retain the services of key employees and directors. As part of that program, the Company has adopted the 2001 Outside Directors’ Stock Option Plan (the “2001 Outside Directors’ Plan”) and amended certain provisions of the 1997 Amended Omnibus Incentive Plan (the “Incentive Plan”). A total of 45,000 shares of common stock were

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserved for issuance under the 2001 Outside Directors’ Plan. The amendments to the Incentive Plan increased the total number of shares of common stock available to be granted under the plan from 112,500 to 322,500, and increased the aggregate number of shares of common stock that may be granted to any individual participant from 100,000 to 200,000.

      Under the Incentive Plan, on June 27, 2001 the Company entered into agreements with Nimrod T. Frazer, the Company’s Chairman and Chief Executive Officer, and John J. Oros, the Company’s President and Chief Operating Officer, to (a) sell a total of 100,000 shares (50,000 per individual) of the Company’s common stock at $18.00 per share, the closing trading price on that date and (b) grant options to purchase a total of 100,000 additional shares (50,000 per individual) at $18.00 per share to Messrs. Frazer and Oros, subject to the consummation of the River Thames Transaction described in Note 4. These options vest on various dates from the date of consummation of the River Thames Transaction through July 2004 and may not be exercised prior to June 2002. In the event the price per share of the Company’s common stock exceeds $18.00 on the date of consummation of the River Thames Transaction, the Company will recognize a charge to earnings equal to the per share difference multiplied by the number of shares. As of June 30, 2001, a total of 200,000 options have been granted under the Incentive Plan.

      Under the 2001 Outside Directors’ Plan, the Company’s three current outside (non-employee) directors were granted options in June 2001 for 15,000 shares of common stock with an exercise price of $18.90 per share. Options granted to each of the three outside directors under the plan will vest in three equal installments of 5,000 shares in each of January 2002, January 2003 and January 2004; provided, however, that such shares will vest only so long as the recipient remains a director of the Company. The options granted under this plan must be exercised no later than January 2011, or 60 days after the director ceases to be a director of the Company other than by reason of death, mandatory retirement or disability.

Note  7:     Newly Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141, “Business Combinations”, which eliminates the pooling-of-interests method of accounting effective for transactions initiated after June 30, 2001. Additionally, goodwill and intangibles that arise as a result of purchase transactions initiated during the period July 1, 2001 to December 31, 2001 would follow the guidance prescribed by SFAS No. 142, described below.

      In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. Additionally, intangible assets with an indefinite, economic useful life may not be amortized. The Company will adopt SFAS No. 142 on January 1, 2002.

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS Nos. 137 and 138, became effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company’s January 1, 2001 adoption of SFAS No. 133 had no impact on the Company’s consolidated financial position or results of operations as the Company has no derivative instruments.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note  8:     Income per Share

      The table below illustrates the reconciliation between net income per common share — basic and net income per common share — assuming dilution for the three and six month periods ending June 30, 2001 and 2000. Net income per common share — basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share — assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in thousands, except per share data)
	(Unaudited)

Net income	$609	$617	$1,603	$1,230

Net income per common share — basic	$0.12	$0.12	$0.30	$0.23

Net income per common share — assuming dilution	$0.11	$0.12	$0.30	$0.23

Weighted average shares outstanding — basic	5,265,753	5,265,753	5,265,753	5,265,753

Common share equivalents	147,553	81,051	137,759	66,324

Weighted average shares outstanding — assuming dilution	5,413,306	5,346,804	5,403,512	5,332,077

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Shareholders of

The Enstar Group, Inc.
Montgomery, Alabama

      We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and Subsidiary (“Enstar”) as of June 30, 2001, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of Enstar’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Enstar as of December 31, 2000 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 28, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

August 9, 2001

Item  2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Company’s assets, aggregating approximately $95.2 million at June 30, 2001, consist primarily of approximately $82.1 million in cash and cash equivalents, approximately $3.9 million in certificates of deposit and approximately $8.0 million in partially owned equity affiliates.

      The Company’s net increase in cash and cash equivalents for the six months ended June 30, 2001 was approximately $6.9 million. This increase can primarily be attributed to the receipt of a dividend of approximately $6.3 million from B.H. Acquisition on March 27, 2001.

      The Company is currently engaged in the active search for one or more additional operating businesses. This search occupies a significant amount of the time of the Company’s senior officers. During 2000, the Company acquired one operating business, together with co-investors, consisting of two reinsurance companies. With the exception of various expenses incurred in connection with the Company’s search for a suitable acquisition, its only needs are to fund normal operating expenses.

Financial Condition

      The Company had total assets of $95.2 million at June 30, 2001 compared to $93.3 million at December 31, 2000.

      Mr. J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company, repaid his $15 million note with accrued interest to the Company on March 3, 2000. The note had a due date of December 18, 2000, and resulted from the Company’s sale of 1,158,860 newly issued shares of Common Stock to Mr. Flowers on December 18, 1998 (the “Flowers Transaction”). In connection with the repayment, the Company reversed the unamortized discount on the note of approximately $411,000.

Other Transaction

      In June 2001, the Company, through Revir Limited (“Revir”), a newly formed Bermuda holding company, announced its intent to acquire two reinsurance companies, River Thames Insurance Company Limited, based in London, England, and Overseas Reinsurance Corporation Limited, based in Bermuda, as operating businesses from Rivers Group Limited and Sedgwick Group Limited, respectively (the “River Thames Transaction”), which are UK-based subsidiaries of Marsh & McLennan Companies, Inc. Revir is a 50/50 joint venture with Castlewood Limited (“Castlewood”), a private Bermuda-based firm which is experienced in managing and acquiring insurance and reinsurance operations. In order to consummate the River Thames Transaction, Enstar has agreed to guarantee the performance of its interest in Revir up to a maximum of approximately $11 million. Consummation of the River Thames Transaction is subject to certain regulatory approvals and other contingencies. The Company’s ownership in Revir is expected to be accounted for using the equity method of accounting.

Results of Operations

      The Company reported net income of $609,000 and approximately $1.6 million for the three and six month periods ended June 30, 2001, respectively, compared to net income of $617,000 and approximately $1.2 million for the same periods in the prior year. The changes in net income from the three and six month periods ended June 30, 2001 compared to the same periods in the prior year are primarily a result of an increase in earnings from partially owned equity affiliates, offset by a decrease in interest income.

      Interest income was $899,000 and approximately $1.9 million for the three and six months periods ended June 30, 2001, respectively, compared to approximately $1.2 million and $2.3 million for the same periods in the prior year. Interest income was earned from cash, cash equivalents, certificates of deposit and in 2000, the note receivable from Mr. J. Christopher Flowers. Interest income decreased during the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000 due to a reduction in 2001 of interest rates earned on the Company’s cash, cash equivalents and certificates of deposit.

      Earnings of partially owned equity affiliates was $439,000 and approximately $1.1 million for the three and six month periods ended June 30, 2001, respectively, compared to $93,000 and $216,000 for the same periods in the prior year. These increases can primarily be attributed to the Company’s investment in B.H. Acquisition in July 2000 and an increase in earnings of B-Line LLC (“B-Line”). The Company recorded earnings of $287,000 and $716,000 from B.H. Acquisition for the three and six months periods ended June 30, 2001. The Company’s earnings from B-Line were $152,000 and $338,000 for the three and six months periods ended June 30, 2001 compared to $93,000 and $216,000 for the same periods in 2000.

      General and administrative expenses were $670,000 and approximately $1.2 million for the three and six month periods ended June 30, 2001, respectively, compared to $583,000 and approximately $1.2 million for the same periods in 2000. Although general and administrative expenses were approximately the same for the six month periods ending June 30, 2001 and 2000, the expense for Alabama shares tax for 2001 was substantially less than in 2000 due to a change in Alabama tax law. The six month period in 2000 reflected a $411,000 decrease in general and administrative expenses resulting from the reversal of the unamortized portion of the discount recorded on the note receivable in the Flowers Transaction. In addition to these and other normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company’s search for one or more additional operating businesses. Most variances to general and administrative expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

      Income tax expense was $50,000 and $127,000 for the three and six months ended June 30, 2001, respectively, compared to $50,000 and $64,000 for the same periods in the prior year.

Newly Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141, “Business Combinations”, which eliminates the pooling-of-interests method of accounting effective for transactions initiated after June 30, 2001. Additionally, goodwill and intangibles that arise as a result of purchase transactions initiated during the period July 1, 2001 to December 31, 2001 would follow the guidance prescribed by SFAS No. 142, described below.

      In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. Additionally, intangible assets with an indefinite, economic useful life may not be amortized. The Company will adopt SFAS No. 142 on January 1, 2002.

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS Nos. 137 and 138, became effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company’s January 1, 2001 adoption of SFAS No. 133 had no impact on the Company’s consolidated financial position or results of operations as the Company has no derivative instruments.

  Other Matter

      In June 2001, the Company’s Board of Directors elected John J. Oros as President and Chief Operating Officer. Mr. Oros had been Executive Vice President of the Company since March 2000, and has also been a director of the Company since that time. Nimrod T. Frazer, the Company’s former President, remains actively involved with the Company as Chairman of the Board and Chief Executive Officer.

Item  3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to some market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $82.1 million in interest bearing accounts (interest at floating rates) and approximately $3.9 million of short-term certificates of deposit (interest at fixed rates) at June 30, 2001. Accordingly, each one percent change in market interest rates would change interest income by approximately $860,000 per annum. However, any future transactions affecting the Company’s cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company’s certificates of deposits, the weighted average original term of certificates held by the Company at June 30, 2001 was approximately six months. The short-term nature of these certificates limits the Company’s risk of changes in the fair value of these certificates.

PART II

OTHER INFORMATION

Item  1.     Legal Proceedings

      In February 1997, fifteen former shareholders of the Company filed a lawsuit against the Company in the Circuit Court of Montgomery County, Alabama styled Peter N. Zachary, et al. v. The Enstar Group, Inc., Case No. CV-97-257-Gr. The complaint, which deals with actions occurring prior to the Company’s filing for bankruptcy in 1991, alleges that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs seek compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The complaint is virtually identical to a complaint brought by these plaintiffs against the Company’s former chairman, former president and others in December 1991, during the pendency of the Company’s bankruptcy case and prior to the confirmation of the Company’s Second Amended Plan of Reorganization, as modified (the “Reorganization Plan”). The plaintiffs allege that the United States Bankruptcy Court for the Middle District of Alabama (the “Bankruptcy Court”) issued an order in January 1997, allowing them to litigate their claims against the Company. The Bankruptcy Court’s order actually held that the plaintiffs could not bring a late claim against the Company in its bankruptcy case and then went on to state that because of facts relating to these particular plaintiffs, they were not bound by the provisions of the Reorganization Plan and their claims were not subject to discharge under the Bankruptcy Code. In March 1997, the Company filed a motion to dismiss and/or for summary judgment in response to the complaint on the basis that the claims asserted are barred by the applicable statute of limitations. In November 2000, the Circuit Court granted the Company’s motion and dismissed the plaintiffs’ claims. In December 2000, the plaintiffs appealed the Circuit Court’s judgment to the Alabama Supreme Court.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on June 6, 2001. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

(1) To consider and act upon a proposal to elect the following nominees to be Directors for three year terms until the 2004 annual meeting of shareholders:

Nominee	Votes For	Votes Withheld

J. Christopher Flowers	4,969,169	35,946

Jeffrey S. Halis	4,948,649	56,466

In addition to Messrs. Flowers and Halis, the continuing directors are Nimrod T. Frazer, John J. Oros, T. Whit Armstrong and T. Wayne Davis. Messrs. Frazer and Oros’ terms expire in the year 2002 while Messrs. Armstrong and Davis’ terms expire in the year 2003.

(2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2001. Votes cast were: 4,991,563 for, 9,045 against and 4,507 abstentions.

(3) To approve the adoption of the 2001 Outside Directors’ Stock Option Plan. Votes cast were: 4,820,247 for, 177,342 against and 7,526 abstentions.

(4) To approve the amendment of the 1997 Amended Omnibus Incentive Plan (the “Incentive Plan”) to increase the total number of shares of common stock available to be granted under the Incentive Plan from 112,500 to 322,500, and to increase the aggregate number of shares of common stock that may be granted to any individual participant in the Incentive Plan from 100,000 to 200,000. Votes cast were: 4,795,606 for, 202,943 against and 6,566 abstentions.

Item  6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits

Reference
Number		Description of Exhibits

2.1	—	Second Amended Plan of Reorganization of the Company, effective as of June 1, 1992 (incorporated by reference to Exhibit 2.1 to the Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
2.2	—	Amended Modification to Second Amended Plan of Reorganization of the Company, confirmed on August 24, 1993 (incorporated by reference to Exhibit 2.2 to the Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
2.3	—	Agreement and Plan of Merger, dated as of December 31, 1996 (incorporated by reference to Exhibit 2.3 to the Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
2.4	—	Shareholders Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated July 18, 2000).
2.5	—	Investment Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated July 18, 2000).
2.6	—	Share Sale and Purchase Agreement, dated as of March 31, 2000 between PetroFina S.A. and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated July 18, 2000).
2.7	—	Share Sale and Purchase Agreement, dated as of March 31, 2000 between PetroFina S.A., and Brittany Holdings Limited and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated July 18, 2000).
3.1	—	Articles of Incorporation of the Company, as amended on June 10, 1998 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 4, 1998).
3.2	—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 6, 1999).
4.1	—	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
4.2	—	Amendment Agreement dated as of October 20, 1998, to the Rights Agreement dated as of January 20, 1997 between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 1998).
10.1	—	1997 Amended Omnibus Incentive Plan.
10.2	—	2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders, dated May 8, 2001).

Reference
Number		Description of Exhibits

99.1	—	The Enstar Group, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K, dated March 30, 2001).

      (b)  Reports on Form 8-K

      There were no reports filed on Form 8-K for the quarter ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSTAR GROUP, INC.

By:	/s/ CHERYL D. DAVIS

Cheryl D. Davis
Chief Financial Officer, Vice President
of Corporate Taxes, Secretary
(Authorized Officer)
(Principal Financial Officer)

Date: August 14, 2001