Form 10-Q
period 2001-09-30
ENSTAR GROUP INC
filed 2001-11-14
CIK 55820

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at November 14, 2001 was 5,265,753.

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................    $ 81,573        $ 75,252
Certificates of deposit.....................................       3,957           3,798
Income taxes receivable.....................................         165              --
Other.......................................................       1,622             892
Partially owned equity affiliates...........................       8,555          13,309
Property and equipment, net.................................          62              68
                                                                --------        --------
          Total assets......................................    $ 95,934        $ 93,319
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $  1,012        $    741
Income taxes payable........................................          --             190
Deferred income taxes.......................................         238             238
Deferred liabilities........................................         447             352
Other.......................................................         404             395
                                                                --------        --------
          Total liabilities.................................       2,101           1,916
                                                                --------        --------
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,708,104 issued at September 30, 2001 and
     December 31, 2000).....................................          57              57
  Additional paid-in capital................................     183,191         183,191
  Accumulated deficit.......................................     (83,605)        (86,035)
  Treasury stock, at cost (442,351 shares)..................      (5,810)         (5,810)
                                                                --------        --------
          Total shareholders' equity........................      93,833          91,403
                                                                --------        --------
          Total liabilities and shareholders' equity........    $ 95,934        $ 93,319
                                                                ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     2001         2000         2001         2000
                                                  ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     (UNAUDITED)
Interest income.................................  $      788   $    1,115   $    2,726   $    3,429
Earnings of partially owned equity affiliates...         562          955        1,616        1,171
Litigation expense, net.........................          --           (1)         (24)          (5)
General and administrative expenses.............        (472)        (607)      (1,710)      (1,839)
                                                  ----------   ----------   ----------   ----------
Income before income taxes......................         878        1,462        2,608        2,756
Income taxes....................................         (51)        (108)        (178)        (172)
                                                  ----------   ----------   ----------   ----------
Net income......................................  $      827   $    1,354   $    2,430   $    2,584
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding -- basic....   5,265,753    5,265,753    5,265,753    5,265,753
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution......................................   5,465,480    5,355,212    5,424,177    5,339,789
                                                  ==========   ==========   ==========   ==========
Net income per common share -- basic............  $     0.16   $     0.26   $     0.46   $     0.49
                                                  ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution......................................  $     0.15   $     0.25   $     0.45   $     0.48
                                                  ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $ 2,430      $ 2,584
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................        17           14
     Amortization of goodwill...............................        60           60
     Accretion of discount on note receivable...............        --          (85)
     Reversal of discount on note receivable................        --         (411)
     Earnings of partially owned equity affiliates, net of
      dividends received....................................     4,694       (1,171)
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities...............        81          457
     Other..................................................      (791)        (121)
                                                               -------      -------
          Net cash provided by operating activities.........     6,491        1,327
                                                               -------      -------
Cash flows from investing activities:
     Investment in B.H. Acquisition Limited.................        --       (9,621)
     Purchases of certificates of deposit...................    (5,280)      (4,313)
     Maturities of certificates of deposit..................     5,121        4,195
     Purchase of property and equipment.....................       (11)         (21)
                                                               -------      -------
          Net cash used in investing activities.............      (170)      (9,760)
                                                               -------      -------
Cash flows from financing activities:
     Repayment of note receivable...........................        --       15,000
                                                               -------      -------
          Net cash provided by financing activities.........        --       15,000
                                                               -------      -------
Increase in cash and cash equivalents.......................     6,321        6,567
Cash and cash equivalents at the beginning of the period....    75,252       64,265
                                                               -------      -------
Cash and cash equivalents at the end of the period..........   $81,573      $70,832
                                                               =======      =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $   533      $   100
                                                               =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The consolidated financial statements of The Enstar Group, Inc. and Subsidiary (the "Company") are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001 under the Securities Exchange Act of 1934, as amended.

          (a) Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (b) Cash Equivalents -- Cash equivalents consist of short term, highly liquid investments with original purchased maturities of three months or less.

          (c) Reclassifications -- Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation.

NOTE 2:  PARTIALLY OWNED EQUITY AFFILIATES

B-LINE

     In November 1998, the Company purchased membership units of B-Line LLC ("B-Line") for $965,000 including expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At September 30, 2001, the Company's ownership percentage was approximately 8.34%. During 2000, the Company's ownership percentage was approximately 7.99%.

     The Company's B-Line membership units are accounted for under the equity method. Approximately $803,000 of the original $950,000 investment was recorded as goodwill and is being amortized over a period of 10 years. The equity in earnings of B-Line are reported by the Company three months in arrears.

B.H. ACQUISITION

     In July 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") were purchased by B.H. Acquisition, a newly formed company, for $28.5 million. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. In October 2000, the Company received $3.9 million representing the Company's proportionate share of a capital distribution from B.H. Acquisition. In March 2001, the Company received approximately $6.3 million from B.H. Acquisition representing the Company's proportionate share of a dividend from B.H. Acquisition. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

SUMMARIZED FINANCIAL INFORMATION

     Summarized financial information for B-Line and B.H. Acquisition is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
Total assets................................................    $167,113        $188,342
Total liabilities...........................................     133,226         144,173
Total equity................................................      33,887          44,169

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------    ------------------
                                                 2001       2000       2001       2000
                                                -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)
Revenue.....................................    $5,108     $4,083     $14,407    $10,666
Operating income............................     2,068      1,990       6,013      4,636
Net income..................................     3,303      4,358       9,617      7,004

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

NOTE 4:  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     In February 1997, fifteen former shareholders of the Company filed a lawsuit against the Company. The complaint, which dealt with actions occurring prior to the Company's filing for bankruptcy in 1991, alleged that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs sought compensatory damages in the amount of their alleged losses of approximately $2.0 million and unspecified punitive damages. The Company filed a motion to dismiss and/or for summary judgment in March 1997. The motion filed by the Company contended that the claims asserted are barred by the applicable statutes of limitations. In November 2000, the Circuit Court granted the Company's motion and dismissed the plaintiffs' claims. In December 2000, the plaintiffs appealed the Circuit Court's judgment to the Alabama Supreme Court. In October 2001, the Alabama Supreme Court affirmed the decision of the Circuit Court, dismissing the plaintiffs' claims.

PENDING ACQUISITIONS

     In June 2001, the Company, through Revir Limited ("Revir"), a newly formed Bermuda holding company, announced its intent to acquire two reinsurance companies, River Thames Insurance Company Limited, based in London, England, and Overseas Reinsurance Corporation Limited, based in Bermuda, as

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
operating businesses from Rivers Group Limited and Sedgwick Group Limited, respectively (the "River Thames Transaction"), which are UK-based subsidiaries of Marsh & McLennan Companies, Inc. Revir is a 50/50 joint venture between Enstar and Castlewood Limited ("Castlewood"), a private Bermuda-based firm which is experienced in managing and acquiring insurance and reinsurance operations. In order to consummate the River Thames Transaction, Enstar has agreed to guarantee the performance of its interest in Revir up to a maximum of approximately $11 million. Consummation of the River Thames Transaction is subject to certain regulatory approvals and other contingencies. The Company's ownership in Revir is expected to be accounted for using the equity method of accounting.

     In October 2001, the Company announced that it has signed definitive agreements with Trident II, L.P. ("Trident") and the shareholders and senior management of Castlewood to form a new venture, Castlewood Holdings Limited ("Castlewood Holdings"), to pursue the management and acquisition of reinsurance companies, including companies in run-off. Trident is managed by MMC Capital, Inc. ("MMC Capital"), a global private equity firm. MMC Capital is a wholly owned subsidiary of Marsh & McLennan Companies, Inc.

     The current owners of Castlewood (the "Castlewood Principals") will contribute at closing all the shares of Castlewood to Castlewood Holdings in exchange for a one-third economic interest in the newly incorporated Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, Enstar and Trident will make equal capital commitments as of the closing date totaling $79 million in exchange for their one-third economic interests in Castlewood Holdings (the "Castlewood Holdings Transaction"). Enstar expects to use internal funds to satisfy its commitment. Enstar will receive 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident will each receive 25% of the new company's voting stock. On closing, Castlewood Holdings will have total capital available in excess of $100 million. The contributions of capital will be made to Castlewood Holdings and its subsidiaries to finance acquisitions and provide working capital as and when called for by the Board of Directors of Castlewood Holdings over a ten-year period. The Company's ownership in Castlewood Holdings is expected to be accounted for using the equity method of accounting. Upon the closing of the Castlewood Holdings Transaction, Enstar's shares in Revir will be transferred, at cost, to Castlewood. In addition, the voting structure of B.H. Acquisition will be amended so that upon consummation of the Castlewood Holdings Transaction, Enstar will retain its 50% voting interest in B.H. Acquisition.

     Consummation of the Castlewood Holdings Transaction is subject to certain regulatory approvals and other contingencies.

NOTE 5:  SEGMENT INFORMATION

     The Company evaluates the performance of B.H. Acquisition, the Company's only operating segment, based on 100% of B.H. Acquisition's financial results. A reconciliation of B.H. Acquisition's consolidated

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
financial information to the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2001 is as follows:

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                    ------------------   ------------------
                                                            (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)
B.H. Acquisition Consolidated Statement of Income
  for the periods ended September 30, 2001
  Net premiums earned.............................        $    2              $    21
  Losses and loss adjustment expenses.............          (783)              (1,487)
  Reinsurance recoveries..........................           715                1,283
                                                          ------              -------
  Net losses and loss adjustment expenses.........           (69)                (204)
  Underwriting expenses...........................            (4)                 (10)
                                                          ------              -------
                                                             (73)                (214)
                                                          ------              -------
  Net underwriting loss...........................           (71)                (193)
  Net investment income...........................         1,038                3,837
  General and administrative expenses.............          (640)              (2,299)
  Amortization of negative goodwill...............           212                  636
  Amortization of run-off provision...............           563                1,688
  Foreign exchange loss...........................            62                 (334)
                                                          ------              -------
  B.H. Acquisition net income.....................        $1,164              $ 3,335
Company's ownership %.............................            33%                  33%
                                                          ------              -------
Company's earnings of B.H. Acquisition............        $  384              $ 1,100
Company's earnings of B-Line......................           178                  516
                                                          ------              -------
Earnings of partially owned equity affiliates.....        $  562              $ 1,616
                                                          ======              =======
B.H. Acquisition Consolidated Shareholders' Equity
  as of September 30, 2001........................                            $20,589
  Company's ownership %...........................                                 33%
                                                                              -------
Company's equity in B.H. Acquisition..............                              6,794
Capitalized acquisition costs of B.H.
  Acquisition.....................................                                 81
Company's equity in B-Line........................                              1,680
                                                                              -------
Partially owned equity affiliates.................                            $ 8,555
                                                                              =======

NOTE 6:  STOCK COMPENSATION

     In May 2001, the Company's Board of Directors approved certain additions to the Company's long-term incentive program. These additions were approved by the Company's shareholders at the Annual Meeting of Shareholders held in June 2001. The additions consist of a new stock option plan and an amendment to an existing plan. The long-term incentive program is designed to promote the success and enhance the value of the Company by providing flexibility in the Company's ability to attract, motivate and retain the services of key employees and directors. As part of that program, the Company has adopted the 2001 Outside Directors' Stock Option Plan (the "2001 Outside Directors' Plan") and amended certain provisions of the 1997 Amended Omnibus Incentive Plan (the "Incentive Plan"). A total of 45,000 shares of common stock were

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
reserved for issuance under the 2001 Outside Directors' Plan. The amendments to the Incentive Plan increased the total number of shares of common stock available to be granted under the plan from 112,500 to 322,500, and increased the aggregate number of shares of common stock that may be granted to any individual participant from 100,000 to 200,000.

     Under the 2001 Outside Directors' Plan, the Company's three current outside (non-employee) directors were granted options in June 2001 for 15,000 shares of common stock with an exercise price of $18.90 per share. Options granted to each of the three outside directors under the plan will vest in three equal installments of 5,000 shares in each of January 2002, January 2003 and January 2004; provided, however, that such shares will vest only so long as the recipient remains a director of the Company. The options granted under this plan must be exercised no later than January 2011, or 60 days after the director ceases to be a director of the Company other than by reason of death, mandatory retirement or disability.

     On June 27, 2001, the Company entered into agreements with Nimrod T. Frazer, the Company's Chairman and Chief Executive Officer, and John J. Oros, the Company's President and Chief Operating Officer, to (a) sell a total of 100,000 shares (50,000 per individual) of the Company's common stock at $18.00 per share, the closing trading price on that date and (b) grant options under the Incentive Plan to purchase a total of 100,000 additional shares (50,000 per individual) at $18.00 per share to Messrs. Frazer and Oros, both subject to the consummation of the River Thames Transaction on or before December 31, 2001. When issued these options will vest on various dates from the date of consummation of the River Thames Transaction through July 2004 and may not be exercised prior to June 2002. In addition, granting of the options is subject to the satisfaction of the purchase of the 50,000 shares each by Messrs. Frazer and Oros. In the event the price per share of the Company's common stock exceeds $18.00 on the date of consummation of the River Thames Transaction, the Company will recognize a charge to earnings equal to the per share difference multiplied by the number of shares.

     In addition, the Company entered into stock purchase and stock option agreements with Nimrod T. Frazer and John J. Oros relating to the Castlewood Holdings Transaction. The agreements propose to (a) sell a total of 100,000 shares (50,000 per individual) of the Company's common stock at $19.25 per share, the closing trading price on September 28, 2001 and (b) grant options under the Incentive Plan to purchase a total of 100,000 additional shares (50,000 per individual) at $19.25 per share to Messrs. Frazer and Oros, both subject to the consummation of the Castlewood Holdings Transaction on or before December 31, 2001. When issued these options will vest on various dates from the date of consummation of the Castlewood Holdings Transaction through July 2004 and may not be exercised prior to September 2002. In addition, granting of the options is subject to the satisfaction of the purchase of the 50,000 shares each by Messrs. Frazer and Oros. In the event the price per share of the Company's common stock exceeds $19.25 on the date of consummation of the Castlewood Holdings Transaction, the Company will recognize a charge to earnings equal to the per share difference multiplied by the number of shares.

     As of September 30, 2001, a total of 300,000 options have been issued or reserved for issuance under the Incentive Plan.

NOTE 7:  NEWLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations", which eliminates the pooling-of-interests method of accounting effective for transactions initiated after June 30, 2001. Additionally, goodwill and intangibles that arise as a result of purchase transactions initiated during the period July 1, 2001 to December 31, 2001 would follow the guidance prescribed by SFAS No. 142, described below.

     In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead,

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. Additionally, intangible assets with an indefinite, economic useful life may not be amortized. The Company will adopt SFAS No. 142 on January 1, 2002. The Company has approximately $572,000 of unamortized goodwill included in partially owned equity affiliates at September 30, 2001 and currently records amortization expense of approximately $20,000 per quarter as part of general and administrative expense.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, became effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company's January 1, 2001 adoption of SFAS No. 133 had no impact on the Company's consolidated financial position or results of operations as the Company has no derivative instruments.

NOTE 8:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three and nine month periods ending September 30, 2001 and 2000. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents.

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     2001         2000         2001         2000
                                                  ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     (UNAUDITED)
Net income......................................  $      827   $    1,354   $    2,430   $    2,584
                                                  ==========   ==========   ==========   ==========
Net income per common share -- basic............  $     0.16   $     0.26   $     0.46   $     0.49
                                                  ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution......................................  $     0.15   $     0.25   $     0.45   $     0.48
                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding -- basic....   5,265,753    5,265,753    5,265,753    5,265,753
Common share equivalents........................     199,727       89,459      158,424       74,036
                                                  ----------   ----------   ----------   ----------
Weighted average shares outstanding -- assuming
  dilution......................................   5,465,480    5,355,212    5,424,177    5,339,789
                                                  ==========   ==========   ==========   ==========

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and Subsidiary ("Enstar") as of September 30, 2001, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of Enstar's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Enstar as of December 31, 2000 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 7, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's assets, aggregating approximately $95.9 million at September 30, 2001, consist primarily of approximately $81.6 million in cash and cash equivalents, approximately $4.0 million in certificates of deposit and approximately $8.6 million in partially owned equity affiliates.

     The Company's net increase in cash and cash equivalents for the nine months ended September 30, 2001 was approximately $6.3 million. This increase can primarily be attributed to the receipt of a dividend of approximately $6.3 million from B.H. Acquisition on March 27, 2001.

     The Company is currently engaged in the active search for one or more additional operating businesses. This search occupies a significant amount of the time of the Company's senior officers. During 2000, the Company acquired one operating business, together with co-investors, consisting of two reinsurance companies. With the exception of various expenses incurred in connection with the Company's search for a suitable acquisition, its only needs are to fund normal operating expenses.

Financial Condition

     The Company had total assets of $95.9 million at September 30, 2001 compared to $93.3 million at December 31, 2000.

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

Results of Operations

     The Company reported net income of $827,000 and approximately $2.4 million for the three and nine month periods ended September 30, 2001, respectively, compared to net income of approximately $1.4 million and approximately $2.6 million for the same periods in the prior year. The change in net income from the three months ended September 30, 2001 compared to the same period in the prior year was primarily a result of a decrease in earnings from partially owned equity affiliates and a decrease in interest income. The change in net income from the nine months ended September 30, 2001 compared to the same period in the prior year was primarily a result of an increase in earnings from partially owned equity affiliates, offset by a decrease in interest income.

     Interest income was $788,000 and approximately $2.7 million for the three and nine months periods ended September 30, 2001, respectively, compared to approximately $1.1 million and $3.4 million for the same periods in the prior year. Interest income was earned from cash, cash equivalents, certificates of deposit and in 2000, the note receivable from Mr. J. Christopher Flowers. Interest income decreased during the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000 due to a reduction in 2001 of interest rates earned on the Company's cash, cash equivalents and certificates of deposit.

     Earnings of partially owned equity affiliates was $562,000 and approximately $1.6 million for the three and nine month periods ended September 30, 2001, respectively, compared to $955,000 and approximately $1.2 million for the same periods in the prior year. The Company recorded earnings of $384,000 and approximately $1.1 million from B.H. Acquisition for the three and nine months periods ended September 30, 2001. The Company recorded earnings of $800,000 from B.H. Acquisition for the third quarter of 2000, the initial period of the Company's ownership in B.H. Acquisition. The Company's earnings from B-Line were $178,000 and $516,000 for the three and nine months periods ended September 30, 2001 compared to $155,000 and $371,000 for the same periods in 2000.

     General and administrative expenses were $472,000 and approximately $1.7 million for the three and nine month periods ended September 30, 2001, respectively, compared to $607,000 and approximately $1.8 million for the same periods in 2000. Although general and administrative expenses for the nine month period ending September 30, 2001 reflect a decrease of $100,000 compared to the same period in the prior year, the expense for Alabama shares tax for 2001 was substantially less than in 2000 due to a change in Alabama tax law. In addition, the nine month period in 2000 reflected a $411,000 decrease in general and administrative expenses resulting from the reversal of the unamortized portion of the discount recorded on the note receivable in the Flowers Transaction. In addition to these and other normal operating expenses, general and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating businesses. Most variances to general and administrative expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

     Income tax expense was $51,000 and $178,000 for the three and nine months ended September 30, 2001, respectively, compared to $108,000 and $172,000 for the same periods in the prior year.

Recent Development

     In June 2001, the Company, through Revir Limited ("Revir"), a newly formed Bermuda holding company, announced its intent to acquire two reinsurance companies, River Thames Insurance Company Limited, based in London, England, and Overseas Reinsurance Corporation Limited, based in Bermuda, as operating businesses from Rivers Group Limited and Sedgwick Group Limited, respectively (the "River Thames Transaction"), which are UK-based subsidiaries of Marsh & McLennan Companies, Inc. Revir is a 50/50 joint venture between Enstar and Castlewood Limited ("Castlewood"), a private Bermuda-based firm which is experienced in managing and acquiring insurance and reinsurance operations. In order to consummate the River Thames Transaction, Enstar has agreed to guarantee the performance of its interest in Revir up to a maximum of approximately $11 million. Consummation of the River Thames Transaction is subject to certain regulatory approvals and other contingencies. The Company's ownership in Revir is expected to be accounted for using the equity method of accounting.

     In October 2001, the Company announced that it has signed definitive agreements with Trident II, L.P. ("Trident") and the shareholders and senior management of Castlewood to form a new venture, Castlewood Holdings Limited ("Castlewood Holdings"), to pursue the management and acquisition of reinsurance companies, including companies in run-off. Trident is managed by MMC Capital, Inc. ("MMC Capital"), a global private equity firm. MMC Capital is a wholly owned subsidiary of Marsh & McLennan Companies, Inc.

     The current owners of Castlewood (the "Castlewood Principals") will contribute at closing all the shares of Castlewood to Castlewood Holdings in exchange for a one-third economic interest in the newly incorporated Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, Enstar and Trident will make equal capital commitments as of the closing date totaling $79 million in exchange for their one-third economic interests in Castlewood Holdings (the "Castlewood Holdings Transaction"). Enstar expects to use internal funds to satisfy its commitment. Enstar will receive 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident will each receive 25% of the new company's voting stock. On closing, Castlewood Holdings will have total capital available in excess of $100 million. The contributions of capital will be made to Castlewood Holdings and its subsidiaries to finance acquisitions and provide working capital as and when called for by the Board of Directors of Castlewood Holdings over a ten-year period. The Company's ownership in Castlewood Holdings is expected to be accounted for using the equity method of accounting. Upon the closing of the Castlewood Holdings Transaction, Enstar's shares in Revir will be transferred, at cost, to Castlewood. In addition, the voting structure of B.H. Acquisition will be amended so that upon consummation of the Castlewood Holdings Transaction, Enstar will retain its 50% voting interest in B.H. Acquisition.

     Consummation of the Castlewood Holdings Transaction is subject to certain regulatory approvals and other contingencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to some market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $81.6 million in interest bearing accounts (interest at floating rates) and approximately $4.0 million of short-term certificates of deposit (interest at fixed rates) at September 30, 2001. Accordingly, each one percent change in market interest rates would change interest income by approximately $856,000 per annum. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at September 30, 2001 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In February 1997, fifteen former shareholders of the Company filed a lawsuit against the Company in the Circuit Court of Montgomery County, Alabama styled Peter N. Zachary, et al. v. The Enstar Group, Inc., Case No. CV-97-257-Gr. The complaint, which dealt with actions occurring prior to the Company's filing for bankruptcy in 1991, alleged that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs sought compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The complaint was virtually identical to a complaint brought by these plaintiffs against the Company's former chairman, former president and others in December 1991, during the pendency of the Company's bankruptcy case and prior to the confirmation of the Company's Second Amended Plan of Reorganization, as modified (the "Reorganization Plan"). The plaintiffs alleged that the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court") issued an order in January 1997, allowing them to litigate their claims against the Company. The Bankruptcy Court's order actually held that the plaintiffs could not bring a late claim against the Company in its bankruptcy case and then went on to state that because of facts relating to these particular plaintiffs, they were not bound by the provisions of the Reorganization Plan and their claims were not subject to discharge under the Bankruptcy Code. In March 1997, the Company filed a motion to dismiss and/or for summary judgment in response to the complaint on the basis that the claims asserted are barred by the applicable statute of limitations. In November 2000, the Circuit Court granted the Company's motion and dismissed the plaintiffs' claims. In December 2000, the plaintiffs appealed the Circuit Court's judgment to the Alabama Supreme Court. In October 2001, the Alabama Supreme Court affirmed the decision of the Circuit Court, dismissing the plaintiffs' claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
NUMBER                             DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.1      --   Second Amended Plan of Reorganization of the Company,
                 effective as of June 1, 1992 (incorporated by reference to
                 Exhibit 2.1 to the Amendment No. 2 to the Registration
                 Statement on Form 10, dated March 27, 1997).
   2.2      --   Amended Modification to Second Amended Plan of
                 Reorganization of the Company, confirmed on August 24, 1993
                 (incorporated by reference to Exhibit 2.2 to the Amendment
                 No. 2 to the Registration Statement on Form 10, dated March
                 27, 1997).

REFERENCE
NUMBER                             DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.3      --   Agreement and Plan of Merger, dated as of December 31, 1996
                 (incorporated by reference to Exhibit 2.3 to the Amendment
                 No. 2 to the Registration Statement on Form 10, dated March
                 27, 1997).
   2.4      --   Shareholders Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.1 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.5      --   Investment Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.2 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.6      --   Share Sale and Purchase Agreement, dated as of March 31,
                 2000 between PetroFina S.A. and B.H. Acquisition Limited
                 (incorporated by reference to Exhibit 2.3 to the Current
                 Report on Form 8-K, dated July 18, 2000).
   2.7      --   Share Sale and Purchase Agreement, dated as of March 31,
                 2000 between PetroFina S.A., and Brittany Holdings Limited and B.H. Acquisition Limited (incorporated by reference to
                 Exhibit 2.4 to the Current Report on Form 8-K, dated July
                 18, 2000).
   3.1      --   Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      --   Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated
                 August 6, 1999).
   4.1      --   Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to the Registration Statement on Form
                 10, dated March 27, 1997).
   4.2      --   Amendment Agreement dated as of October 20, 1998, to the
                 Rights Agreement dated as of January 20, 1997 between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K dated October 20, 1998).
  10.1      --   Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and Nimrod T.
                 Frazer.
  10.2      --   Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and John Oros.
  99.1      --   The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements (incorporated by reference to
                 Exhibit 99.1 to the Annual Report on Form 10-K, dated March
                 30, 2001).

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

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

Date: November 14, 2001