Form 10-K
period 2001-12-31
ENSTAR GROUP INC
filed 2002-04-01
CIK 55820

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

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                              OR
      (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________TO____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 21, 2002, was $81,179,397 (Based on the closing price on such date on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc.).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at March 21, 2002 was 5,465,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                  PART I
 1.    Business....................................................     1
 2.    Properties..................................................     3
 3.    Legal Proceedings...........................................     3
 4.    Submission of Matters to a Vote of Security Holders.........     3
       Supplementary Item. Certain Risk Factors....................     3
                                 PART II
 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................     3
 6.    Selected Financial Data.....................................     4
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     5
 7A.   Quantitative and Qualitative Disclosures About Market
       Risks.......................................................     9
 8.    Financial Statements and Supplementary Data.................     9
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................    28
                                 PART III
10.    Directors and Executive Officers of the Registrant..........    28
11.    Executive Compensation......................................    28
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................    28
13.    Certain Relationships and Related Transactions..............    28
                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................    28

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Enstar Group, Inc., a Georgia corporation (the "Company"), currently holds assets, aggregating approximately $99.6 million at December 31, 2001, consisting primarily of cash, cash equivalents, short-term certificates of deposit and partially owned equity affiliates. The Company is actively engaged in the search for one or more additional operating businesses which meet the Company's acquisition criteria. See "-- Strategy for Business Acquisitions."

     In November 2001, the Company, together with Trident II, L.P. ("Trident") and the shareholders and senior management (the "Castlewood Principals") of Castlewood Limited ("Castlewood"), completed the formation of a new venture, Castlewood Holdings Limited ("Castlewood Holdings"), to acquire and manage insurance and reinsurance companies, including companies in run-off, and provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly-formed Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company's ownership in Castlewood Holdings is accounted for using the equity method of accounting.

     Immediately following the closing of the Castlewood Holdings Transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company's capital contribution to Castlewood Holdings was derived from cash on hand; the Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

     In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir Limited ("Revir"), a newly-formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies, River Thames Insurance Company Limited, based in London, England, and Overseas Reinsurance Corporation Limited, based in Bermuda, (collectively, the "River Thames Transaction") from Rivers Group Limited and Sedgwick Group Limited.

     In July 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a newly-formed joint venture with Castlewood and an entity controlled by Trident, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company, Ltd., incorporated under the laws of Bermuda ("Brittany"), and Compagnie Europeenne d'Assurances Industrielles S.A., a Belgium corporation ("CEAI"), were purchased by B.H. Acquisition for approximately $28.5 million. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from the international markets.

     As a result of the contribution of Castlewood's outstanding stock to Castlewood Holdings, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company has retained its 50% voting interest in B.H. Acquisition.

ORGANIZATIONAL STRUCTURE

     The Company's executive offices are located at 401 Madison Avenue, Montgomery, Alabama 36104, and its telephone number is (334) 834-5483. The Company has seven employees whose principal duties currently include managing the assets of the Company, seeking and evaluating potential acquisition candidates, fulfilling reporting requirements associated with being a publicly traded company, and handling various other accounting and tax matters. The Company is a Georgia corporation and successor by a 1996 merger to a Delaware corporation of the same name.

SUBSIDIARIES

     The Company has one wholly-owned subsidiary, Enstar Financial Services, Inc., a Florida corporation, which currently is inactive.

STRATEGY FOR BUSINESS ACQUISITIONS

     The Company's strategy for making a suitable acquisition is to utilize the considerable experience, knowledge and business contacts of the Company's executive officers and directors. Each of the Company's directors has been asked by management to assist the Company actively in its pursuit of additional acquisitions. Management follows up on the leads and meets with various prospective targets. This pursuit occupies a significant amount of the time of the Company's senior officers. The Company conducts rigorous financial and legal due diligence with respect to any entity about which it has a strong interest.

     The Company primarily focuses on the financial services industry in a global market which would complement its current operating businesses, investigating acquisition opportunities both within and outside the United States when management believes that such opportunities might be attractive. The Company may pay consideration in the form of cash, securities of the Company or some combination of both. The Company may also borrow money in connection with an acquisition. In that event, the Company's shareholders would be subject to the risks normally associated with leveraged transactions. Depending upon the level of indebtedness, a leveraged transaction could have important consequences to the Company, including the following: (i) if the acquired business is unable to achieve satisfactory operating results, the Company could prove unable to service such indebtedness; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and/or interest on its indebtedness and would not be available for other purposes; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or other acquisitions may be limited; and (iv) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

COMPETITION

     The Company faces intense competition in its search for one or more additional operating businesses. See "-- Strategy for Business Acquisitions." In this regard, the Company competes with strategic buyers, financial buyers and others who are looking to acquire suitable operating businesses, many of whom have greater financial resources than the Company or have greater flexibility in structuring acquisition transactions or strategic relationships.

HISTORY

     In May 1991, the Company filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and operated as a reorganized debtor pursuant to its Second Amended Plan of Reorganization, as modified (the "Reorganization Plan"), until July 1997 when the United States Bankruptcy Court for the Middle District of Alabama (the "Bankruptcy Court") closed the Company's Chapter 11 proceedings by final order. Prior to its bankruptcy filing, the Company was a publicly traded holding company with subsidiaries operating primarily in the specialty retail business and the financial services business. Prior to November 1989, the Company's name was Kinder-Care, Inc., and prior to January 1987, the Company's name was Kinder-Care Learning Centers, Inc. The Company originally was incorporated in October 1970 in the state of Delaware.

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

ITEM 3.  LEGAL PROCEEDINGS

     In February 1997, fifteen former shareholders of the Company filed a lawsuit against the Company in the Circuit Court of Montgomery County, Alabama (the "Circuit Court") styled Peter N. Zachary, et al. v. The Enstar Group, Inc., Case No. CV-97-257-Gr. The complaint, which dealt with actions occurring prior to the Company's filing for bankruptcy in 1991, alleged that the Company along with its then principal officers and others defrauded the plaintiffs in violation of the Alabama Securities Act and other Alabama statutory provisions. The plaintiffs sought compensatory damages in the amount of their alleged losses of approximately $2 million and unspecified punitive damages. The complaint was virtually identical to a complaint brought by these plaintiffs against the Company's former chairman, former president and others in December 1991, during the pendency of the Company's bankruptcy case and prior to the confirmation of the Reorganization Plan. The plaintiffs alleged that the Bankruptcy Court issued an order in January 1997, allowing them to litigate their claims against the Company. The Bankruptcy Court's order actually held that the plaintiffs could not bring a late claim against the Company in its bankruptcy case and then went on to state that because of facts relating to these particular plaintiffs, they were not bound by the provisions of the Reorganization Plan and their claims were not subject to discharge under the Bankruptcy Code. In March 1997, the Company filed a motion to dismiss and/or for summary judgment in response to the complaint on the basis that the claims asserted were barred by the applicable statute of limitations. In November 2000, the Circuit Court granted the Company's motion and dismissed the plaintiffs' claims. In December 2000, the plaintiffs appealed the Circuit Court's judgment to the Alabama Supreme Court. In October 2001, the Alabama Supreme Court affirmed the decision of the Circuit Court, dismissing the plaintiffs' claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the quarter ended December 31, 2001.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock (the "Common Stock" or "Shares") is traded in the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 2001 and 2000, as reflected in the OTC Bulletin Board Daily Trade and Quote Summary Report:

                                                             2001            2000
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
First Quarter..........................................  16.44   15.00   15.00   12.75
Second Quarter.........................................  19.15   15.75   15.13   14.13
Third Quarter..........................................  22.30   19.00   15.88   14.75
Fourth Quarter.........................................  25.00   19.70   15.38   15.00

     At March 21, 2002, there were approximately 3,091 holders of record of the Company's Common Stock.

     The Company has not declared or paid a cash dividend on any of its securities since 1989. The Company currently intends to retain its earnings to finance the growth and development of its future business and does not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company's earnings, capital requirements, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In November 2001, the Company sold 200,000 shares of common stock (100,000 per individual) to Nimrod T. Frazer, the Company's Chairman and Chief Executive Officer, and John J. Oros, the Company's President and Chief Operating Officer for approximately $3.7 million, pursuant to Regulation D promulgated under the Securities Act of 1933. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 2001 and is derived in part from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the audited consolidated financial statements, including the related notes thereto.

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.......................  $    1,574   $    8,305   $    2,137   $   38,348   $    8,917
                                   ----------   ----------   ----------   ----------   ----------
Net income per common share --
  basic..........................  $      .30   $     1.58   $      .41   $     9.08   $     2.61
                                   ----------   ----------   ----------   ----------   ----------
Weighted average shares
  outstanding -- basic...........   5,277,808    5,265,753    5,265,724    4,221,555    3,413,351
                                   ----------   ----------   ----------   ----------   ----------
Net income per common share --
  assuming dilution..............  $      .29   $     1.55   $      .40   $     8.97   $     2.61
                                   ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming
  dilution.......................   5,449,627    5,366,485    5,332,251    4,275,500    3,421,738
                                   ==========   ==========   ==========   ==========   ==========
Pro forma net income per common
  share(1).......................                                                      $     1.96
                                                                                       ==========
Balance sheet data:
  Total assets...................  $   99,621   $   93,319   $   69,413   $   68,017   $   72,932
  Note payable...................                                                             513
  Total liabilities..............       1,964        1,916          819        1,073        3,268
  Shareholders' equity...........      97,657       91,403       68,594       66,944       69,664

---------------

(1) Pro forma amounts per common share assuming that all shares issued (4,549,060) as of December 31, 1997 had been outstanding for all of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data (Item 6) and the audited consolidated financial statements, including the related footnotes thereto. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Income, and any trends which might appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or the results of operations for any future period. See "Business" for a description of the business of the Company.

RECENT ACQUISITIONS

     In November 2001, the Company, together with Trident and the Castlewood Principals, completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off, and provide management, consulting and other services to the insurance and reinsurance industry. The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly-formed Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company's ownership in Castlewood Holdings is accounted for using the equity method of accounting.

     Immediately following the closing of the Castlewood Holdings transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company's capital contribution to Castlewood Holdings was derived from cash on hand; the Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

     In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir, a newly-formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the River Thames Transaction.

     In July 2000, the Company, through B.H. Acquisition, a newly-formed joint venture with Castlewood and an entity controlled by Trident, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany, incorporated under the laws of Bermuda, and CEAI, a Belgium corporation, were purchased by B.H. Acquisition for approximately $28.5 million. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from the international markets.

     As a result of the contribution of Castlewood's outstanding stock to Castlewood Holdings, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company has retained its 50% voting interest in B.H. Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets, aggregating approximately $99.6 million at December 31, 2001, consist primarily of approximately $73.4 million in cash and cash equivalents, approximately $4.0 million in certificates of deposit and approximately $20.9 million in partially owned equity affiliates.

     The Company is currently engaged in the active search for one or more additional operating businesses. The Company primarily focuses on the financial services industry in a global market which would complement its current operating businesses, investigating acquisition opportunities both within and outside the United

States when management believes that such opportunities might be attractive. The Company may pay consideration in the form of cash, securities of the Company or some combination of both. The Company may also borrow money in connection with an acquisition. With the exception of various expenses incurred in connection with the Company's search for one or more suitable acquisitions, its only needs are to fund normal operating expenses and its remaining commitment to Castlewood Holdings.

FINANCIAL CONDITION

     The Company had total assets of approximately $99.6 million at December 31, 2001 compared to approximately $93.3 million at December 31, 2000. The increase in total assets was due in part to the receipt of approximately $3.7 million from two of the Company's executive officers in connection with the purchase of 200,000 shares of the Company's Common Stock. See "-- Related Party Transactions." In addition, total assets increased $2.1 million from the earnings of partially owned equity affiliates.

     The Company's total liabilities were approximately $2.0 million at December 31, 2001 compared to approximately $1.9 million at December 31, 2000.

     In March 2000, Mr. J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company, repaid a $15 million note with accrued interest to the Company. The note was originally due in December 2000, and resulted from the Company's sale of 1,158,860 newly issued shares of the Company's Common Stock to Mr. Flowers in December 1998 (the "Flowers Transaction"). In connection with the early repayment, the Company reversed the unamortized discount on the note of approximately $411,000.

RESULTS OF OPERATIONS

  2001 Compared to 2000

     Interest income was approximately $3.3 million in 2001 compared to approximately $4.6 million in 2000. Interest income was earned from cash, cash equivalents, certificates of deposit and in 2000, the note receivable from Mr. Flowers. Interest income decreased due to a reduction in 2001 of interest rates earned on the Company's cash, cash equivalents and certificates of deposit.

     Earnings of partially owned equity affiliates were approximately $2.1 million in 2001 compared to $6.7 million in 2000. The Company recorded equity in earnings of $1.6 million and $6.3 million from B.H. Acquisition in 2001 and 2000, respectively. The Company's equity in earnings from B-Line LLC ("B-Line") was $657,000 in 2001 compared to $393,000 in 2000. In addition, the Company recorded equity in losses of $136,000 from Castlewood Holdings in 2001.

     In 2001, the Company recorded net litigation expense of $25,000 compared to $5,000 in 2000. Litigation expense arose from a lawsuit filed against the Company by fifteen former shareholders in February 1997. In October 2001, all claims against the Company in this case were dismissed.

     General and administrative expenses were approximately $3.5 million in 2001 compared to approximately $2.5 million in 2000. The Company recorded approximately $1.1 million in non-cash compensation expense in 2001 relating to stock purchase and stock option agreements (see "-- Related Party Transactions"). This increase was partially offset by a substantial decrease in the expense for Alabama shares tax in 2001 due to a change in Alabama tax law. In addition, 2000 reflects a $411,000 decrease in general and administrative expenses resulting from the reversal of the unamortized portion of the discount recorded on the note receivable in the Flowers Transaction. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

     Income tax expense was $299,000 in 2001 compared to $530,000 in 2000. The Company's effective tax rate remains substantially less than statutory rates primarily due to the availability of net operating loss carryforwards ("NOLs") for federal tax purposes.

     Consolidated net income was approximately $1.6 million in 2001 compared to approximately $8.3 million in 2000. The decrease in 2001 from 2000 can primarily be attributed to reduced interest rates in 2001, resulting in a decrease in interest income; a decrease in earnings of partially owned equity affiliates; and an increase in general and administrative expenses resulting primarily from non-cash compensation in 2001.

  2000 Compared to 1999

     Interest income was approximately $4.6 million in 2000 compared to approximately $4.4 million in 1999. Interest income was earned from cash, cash equivalents, certificates of deposit and the note receivable from Mr. Flowers.

     Earnings of partially owned equity affiliates were approximately $6.7 million in 2000 compared to $37,000 in 1999. This increase can primarily be attributed to the Company's investment in B.H. Acquisition in July 2000 and an increase in earnings of B-Line. The Company recorded equity in earnings of $6.3 million from B.H. Acquisition in 2000. The Company's equity in earnings from B-Line was $393,000 in 2000 compared to $37,000 in 1999.

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

     Income tax expense was $530,000 in 2000 compared to $124,000 in 1999. The Company's effective tax rate remains substantially less than statutory rates primarily due to the availability of NOLs for federal tax purposes.

     Consolidated net income was approximately $8.3 million in 2000 compared to approximately $2.1 million in 1999. The increase in 2000 from 1999 is primarily due to the increase in earnings of partially owned equity affiliates.

RELATED PARTY TRANSACTIONS

     In connection with the Castlewood Holdings Transaction, the Company had entered into stock purchase and stock option agreements with Nimrod T. Frazer, the Company's Chairman and Chief Executive Officer, and John J. Oros, the Company's President and Chief Operating Officer. The agreements proposed to (a) sell a total of 100,000 shares (50,000 per individual) of the Company's Common Stock at $19.25 per share and (b) grant options under the 1997 Amended Omnibus Incentive Plan, as amended (the "Incentive Plan") to purchase a total of 100,000 additional shares (50,000 per individual) at $19.25 per share to Messrs. Frazer and Oros. The options vest on various dates from the date of consummation of the Castlewood Holdings Transaction through July 2004 and may not be exercised prior to September 2002.

     The Company had also entered into agreements with Messrs. Frazer and Oros to (a) sell a total of 100,000 shares (50,000 per individual) of the Company's Common Stock at $18.00 per share and (b) grant options under the Incentive Plan to purchase a total of 100,000 additional shares (50,000 per individual) at $18.00 per share in connection with the River Thames Transaction. These options vest on various dates from the date of consummation of the River Thames Transaction through July 2004 and may not be exercised prior to June 2002.

     After the closing of the Castlewood Holdings Transaction and the River Thames Transaction in November 2001, the Company received a total of approximately $3.7 million from Messrs. Frazer and Oros in payment for the 200,000 shares (100,000 per individual) under the above mentioned agreements. Since the market price per share of the Company's Common Stock on the closing date of the Castlewood Holdings Transaction and the River Thames Transaction exceeded the selling prices, the Company recognized a charge to earnings in 2001 of approximately $855,000 relating to these shares. In addition, the market price per share of the Company's Common Stock on the date of grant of the above mentioned stock options exceeded the exercise prices, resulting in a charge to earnings in 2001 of approximately $232,000. The Company will recognize additional charges to earnings over the remaining vesting period of these options totaling approximately $623,000.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Pursuant to the Castlewood Holdings Transaction, the Company made a capital commitment of $39.5 million in exchange for its 33 1/3% economic interest in Castlewood Holdings. Following the closing of the Castlewood Holdings Transaction, the Company contributed $12.5 million to Castlewood Holdings from cash on hand. The remaining commitment of the Company is to be paid, in part or in whole, within 21 days of receipt of a resolution of the board of directors of Castlewood Holdings for the purpose of funding future investments and/or providing working capital. The Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

     In June 1999, the Company signed a three year lease on an office building which serves as the corporate headquarters. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,500 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates. The cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS 141, "Business Combinations", which eliminates the pooling-of-interests method of accounting for transactions initiated after June 30, 2001. Additionally, goodwill and intangibles that arise as a result of purchase transactions initiated during the period July 1, 2001 to December 31, 2001 follow the guidance prescribed by SFAS 142, described below.

     In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. It requires the Company to perform a transitional assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. Additionally, intangible assets with an indefinite, economic useful life may not be amortized. The Company will adopt this statement on January 1, 2002 and is currently evaluating the impact of adoption on its financial statements. In addition, BH Acquisition, a partially owned equity affiliate, expects to recognize a one time pre-tax gain of $2,969,394 upon adoption of this statement as a result of the reversal of negative goodwill. The Company expects to record its proportionate share of this gain upon adoption of this statement. The Company had approximately $552,000 of unamortized goodwill included in partially owned equity affiliates at December 31, 2001 and had recorded amortization expense of approximately $80,000 in 2001 as part of general and administrative expense.

CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates associated with its evaluation of income tax reserves.

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating loss carryforwards and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at December 31, 2001 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $73.4 million in interest bearing accounts (interest at floating rates) and approximately $4.0 million of short-term certificates of deposit (interest at fixed rates) at December 31, 2001. Accordingly, each one percent change in market interest rates would change interest income by approximately $774,000 per annum. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at December 31, 2001 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  The Enstar Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 25, 2002

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                    ASSETS
Cash and cash equivalents...................................  $73,366   $75,252
Certificates of deposit.....................................    3,991     3,798
Other.......................................................    1,271       892
Partially owned equity affiliates...........................   20,928    13,309
Property and equipment, net.................................       65        68
                                                              -------   -------
          Total assets......................................  $99,621   $93,319
                                                              =======   =======
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $   899   $   741
Income taxes payable........................................       43       190
Deferred income taxes.......................................      151       238
Deferred liabilities........................................      464       352
Other.......................................................      407       395
                                                              -------   -------
          Total liabilities.................................    1,964     1,916
                                                              -------   -------
Commitments and Contingencies (Note 4)
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,908,104 and 5,708,104 shares issued at
     December 31, 2001 and 2000, respectively)..............       59        57
  Additional paid-in capital................................  188,001   183,191
  Accumulated other comprehensive income (loss) from
     partially owned equity affiliates:
     Unrealized holding losses on investments arising during
      the period............................................     (150)
     Currency translation adjustment........................       18
  Accumulated deficit.......................................  (84,461)  (86,035)
  Treasury stock, at cost (442,351 shares)..................   (5,810)   (5,810)
                                                              -------   -------
          Total shareholders' equity........................   97,657    91,403
                                                              -------   -------
          Total liabilities and shareholders' equity........  $99,621   $93,319
                                                              =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Interest income..........................................  $    3,258   $    4,604   $    4,391
Earnings of partially owned equity affiliates............       2,105        6,704           37
Litigation (expense) income, net.........................         (25)          (5)         244
General and administrative expenses......................      (3,465)      (2,468)      (2,411)
                                                           ----------   ----------   ----------
Income before income taxes...............................       1,873        8,835        2,261
Income taxes.............................................        (299)        (530)        (124)
                                                           ----------   ----------   ----------
Net income...............................................  $    1,574   $    8,305   $    2,137
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- basic.............   5,277,808    5,265,753    5,265,724
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution...............................................   5,449,627    5,366,485    5,332,251
                                                           ==========   ==========   ==========
Net income per common share -- basic.....................  $      .30   $     1.58   $      .41
                                                           ==========   ==========   ==========
Net income per common share -- assuming dilution.........  $      .29   $     1.55   $      .40
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Net income..................................................  $1,574   $8,305   $2,137
Other comprehensive income (loss) from partially owned
  equity affiliates:
  Unrealized holding losses on investments arising during
     the period.............................................    (150)
  Currency translation adjustment...........................      18
                                                              ------   ------   ------
Other comprehensive loss....................................    (132)
                                                              ------   ------   ------
Comprehensive income........................................  $1,442   $8,305   $2,137
                                                              ======   ======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                          ACCUMULATED
                                                             OTHER
                                                         COMPREHENSIVE
                                                         INCOME (LOSS)       NOTE
                                            ADDITIONAL   FROM PARTIALLY   RECEIVABLE,
                                   COMMON    PAID-IN      OWNED EQUITY      NET OF      ACCUMULATED   TREASURY
                                   STOCK     CAPITAL       AFFILIATES      DISCOUNT       DEFICIT      STOCK
                                   ------   ----------   --------------   -----------   -----------   --------
Balance at December 31, 1998.....   $57      $183,201                      $(14,027)     $(96,477)    $(5,810)
  Net income.....................                                                           2,137
  Common stock issued............                 (10)
  Accretion of discount on note
     receivable..................                                              (477)
                                    ---      --------                      --------      --------     -------
Balance at December 31, 1999.....    57       183,191                       (14,504)      (94,340)     (5,810)
  Net income.....................                                                           8,305
  Repayment of note receivable...                                            15,000
  Accretion of discount on note
     receivable..................                                               (85)
  Reversal of discount on note
     receivable..................                                              (411)
                                    ---      --------                      --------      --------     -------
Balance at December 31, 2000.....    57       183,191                            --       (86,035)     (5,810)
  Net income.....................                                                           1,574
  Unrealized holding losses on
     investments arising during
     the period..................                            $(150)
  Currency translation
     adjustment..................                               18
  Common stock issued............     2         4,578
  Issuance of officers' stock
     options.....................                 232
                                    ---      --------        -----         --------      --------     -------
Balance at December 31, 2001.....   $59      $188,001        $(132)        $     --      $(84,461)    $(5,810)
                                    ===      ========        =====         ========      ========     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------   -------   -------
Cash flows from operating activities:
  Net income................................................  $  1,574   $ 8,305   $ 2,137
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       102        99       104
     Accretion of discount on note receivable...............        --       (85)     (477)
     Reversal of discount on note receivable................        --      (411)       --
     Earnings of partially owned equity affiliates, net of
       dividends received...................................     4,206    (6,704)      (37)
     Noncash compensation expense...........................     1,087        --        --
     Deferred income taxes..................................       (87)      238        --
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................        11       609      (396)
     Other, net.............................................      (255)      (79)      345
                                                              --------   -------   -------
       Net cash provided by operating activities............     6,638     1,972     1,676
                                                              --------   -------   -------
Cash flows from investing activities:
  Investment in Castlewood Holdings Limited.................   (12,037)       --        --
  Investment in B. H. Acquisition Limited...................        --    (9,701)       --
  Capital distribution received from B. H. Acquisition
     Limited................................................        --     3,927        --
  Purchase of certificates of deposit.......................    (7,914)   (6,829)   (4,379)
  Maturities of certificates of deposit.....................     7,721     6,646    54,188
  Other, net................................................       (19)      (28)      (36)
                                                              --------   -------   -------
       Net cash (used in) provided by investing
          activities........................................   (12,249)   (5,985)   49,773
                                                              --------   -------   -------
Cash flows from financing activities:
  Common stock issued.......................................     3,725        --        --
  Repayment of note receivable..............................        --    15,000        --
  Common stock issuance costs...............................        --        --       (10)
                                                              --------   -------   -------
       Net cash provided by (used in) financing
          activities........................................     3,725    15,000       (10)
                                                              --------   -------   -------
(Decrease) increase in cash and cash equivalents............    (1,886)   10,987    51,439
Cash and cash equivalents at the beginning of the year......    75,252    64,265    12,826
                                                              --------   -------   -------
Cash and cash equivalents at the end of the year............  $ 73,366   $75,252   $64,265
                                                              ========   =======   =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $    534   $   146   $    80
                                                              ========   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS

     The Enstar Group, Inc., (the "Company"), is a publicly traded company engaged in the active search for one or more additional operating businesses which meet its acquisition criteria.

     In July 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The two companies are principally engaged in the active management of books of reinsurance business from the international markets. In November 2001, the Company, together with Trident II, L.P. ("Trident") and the shareholders and senior management (the "Castlewood Principals") of Castlewood Limited ("Castlewood"), completed the formation of a new venture, Castlewood Holdings Limited ("Castlewood Holdings"), to acquire and manage insurance and reinsurance companies, including companies in run-off, and provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction") (Note 3).

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

     (d) Partially Owned Equity Affiliates -- The Company accounts for its 8.34% interest in B-Line LLC ("B-Line"), its 33% economic interest in B.H. Acquisition and its 33 1/3% economic interest in Castlewood Holdings under the equity method (Note 3).

     (e) Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets, principally 5 to 7 years.

     (f) Financial Instruments -- The Company invests in certificates of deposit ("CDs") offered by commercial banks. These certificates, which had a weighted average maturity of approximately six months at December 31, 2001, are classified by the Company as "held to maturity" securities. The estimated fair value of CDs at December 31, 2001 and 2000, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.

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

     (h) Comprehensive Income -- The Company recognizes its proportionate share of other comprehensive income as reported by its partially owned equity affiliates. As of December 31, 2001, the Company has recognized other comprehensive income relating to unrealized holding losses on investments arising during the period and a currency translation adjustment of Castlewood Holdings.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     (i) Derivative Instruments -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and 138, became effective January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company's January 1, 2001 adoption of SFAS 133, as amended, had no impact on the Company's consolidated financial position or results of operations as the Company has no derivative instruments.

     (j) Recent Accounting Pronouncements -- In July 2001, the FASB issued SFAS 141, "Business Combinations", which eliminates the pooling-of-interests method of accounting for transactions initiated after June 30, 2001. Additionally, goodwill and intangibles that arise as a result of purchase transactions initiated during the period July 1, 2001 to December 31, 2001 follow the guidance prescribed by SFAS 142, described below.

     In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. It requires the Company to perform a transitional assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. Additionally, intangible assets with an indefinite, economic useful life may not be amortized. The Company will adopt this statement on January 1, 2002 and is currently evaluating the impact of adoption on its financial statements. In addition, BH Acquisition, a partially owned equity affiliate, expects to recognize a one time pre-tax gain of $2,969,394 upon adoption of this statement as a result of the reversal of negative goodwill. The Company expects to record its proportionate share of this gain upon adoption of this statement. The Company had approximately $552,000 of unamortized goodwill included in partially owned equity affiliates at December 31, 2001 and had recorded amortization expense of approximately $80,000 in 2001 as part of general and administrative expense.

     (k) Reclassifications -- Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

     (a) B-Line -- In November 1998, the Company purchased membership units of B-Line for $965,000 including expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts.

     At the time of the purchase, the Company's membership units represented approximately 8.77% of the outstanding units of B-Line. The Company also purchased a one-year warrant to acquire additional B-Line units, with an aggregate exercise price of $950,000. Other investors also purchased membership units and warrants in B-Line. In November 1999, the Company's warrants expired unexercised while certain other warrant holders exercised their warrants. As a result, the Company's ownership percentage decreased to approximately 7.99%. As a result of B-Line repurchasing one of its member's interests, the Company's ownership percentage was approximately 8.34% at December 31, 2001.

     The Company's B-Line membership units are accounted for under the equity method. The operations of B-Line are reported by the Company three months in arrears. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and was being amortized over a period of 10 years. Approximately

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

$251,000 of the original $803,000 recorded as goodwill had been amortized at December 31, 2001. Upon the adoption by the Company of SFAS 142 in January 2002, goodwill will no longer be amortized. (Note 2).

     (b) B.H. Acquisition -- In July 2000, the Company, through B.H. Acquisition, a newly-formed joint venture with Castlewood and an entity controlled by Trident, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") were purchased by B.H. Acquisition for $28.5 million. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. In October 2000, the Company received $3.9 million representing the Company's proportionate share of a capital distribution from B.H. Acquisition. In March 2001, the Company received approximately $6.3 million from B.H. Acquisition representing the Company's proportionate share of a dividend from B.H. Acquisition. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting. The acquisition of the two reinsurance companies has been accounted for by B.H. Acquisition using the purchase method of accounting.

     (c) Castlewood Holdings Limited -- In November 2001, the Company, together with Trident and the Castlewood Principals, completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off, and provide management, consulting and other services to the insurance and reinsurance industry. The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly incorporated Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

     As a result of the contribution of Castlewood's outstanding stock to Castlewood Holdings, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company has retained its 50% voting interest in B.H. Acquisition. The Company's ownership in Castlewood Holdings is accounted for using the equity method of accounting.

     Immediately following the closing of the Castlewood Holdings Transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company's capital contribution to Castlewood Holdings was derived from cash on hand; the Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

     In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir Limited ("Revir"), a newly formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda, (collectively, the "River Thames Transaction") from Rivers Group Limited and Sedgwick Group Limited. The acquisition of the two reinsurance companies has been accounted for by Revir using the purchase method of accounting.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     The following unaudited pro forma information of the Company for the years ended December 31, 2001 and 2000 gives effect to the Company's 33% economic interest in B.H. Acquisition and its 33 1/3% economic interest in Castlewood Holdings as if the acquisitions had occurred on January 1, 2000:

                                                                 2001         2000
                                                              -----------   ---------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Interest income.............................................   $  2,813      $3,615
Earnings (losses) of partially owned equity affiliates......    (10,455)      6,730
Income (loss) before income taxes...........................    (11,132)      7,872
Net income (loss)...........................................    (11,431)      7,342
Net income (loss) per common share -- basic.................      (2.17)       1.39
Net income (loss) per common share -- assuming dilution.....      (2.10)       1.37

     The unaudited pro forma consolidated information is not necessarily indicative of the results that would have been reported had such acquisitions occurred on such dates, nor is it indicative of the Company's future operations.

     (d) Summarized Financial Information -- In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B-Line, B.H. Acquisition and Castlewood Holdings as of and for the years ended December 31, 2001 and 2000. Such information is derived from the unaudited financial statements of B-Line and the audited financial statements of B.H. Acquisition and Castlewood Holdings.

                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Total assets................................................   $693,955     $188,342
Total liabilities...........................................    593,216      144,173
Total equity................................................    100,739       44,169

                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Revenue.....................................................   $19,837      $13,614
Operating income............................................     6,960       18,613
Net income..................................................    12,366       23,979

     This summarized financial information reflects the results of B-Line for all years presented. The results of B.H. Acquisition and Castlewood Holdings are presented from their respective dates of ownership. The purchase of Brittany and CEAI by B.H. Acquisition and the acquisition of River Thames and Overseas Reinsurance by Castlewood Holdings, through Revir, are recorded as purchases in accordance with APB Opinion No. 16, "Business Combinations."

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

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

2000, the Circuit Court granted the Company's motion and dismissed the plaintiffs' claims. In December 2000, the plaintiffs appealed the Circuit Court's judgment to the Alabama Supreme Court. In October 2001, the Alabama Supreme Court affirmed the decision of the Circuit Court, dismissing the plaintiffs' claims.

     Pursuant to the Castlewood Holdings Transaction, the Company made a capital commitment of $39.5 million in exchange for its 33 1/3% economic interest and 50% voting control in Castlewood Holdings. Following the closing of the Castlewood Holdings Transaction, the Company contributed $12.5 million to Castlewood Holdings from cash on hand. The remaining commitment of the Company is to be paid, in part or in whole, within 21 days of receipt of a resolution of the board of directors of Castlewood Holdings for the purpose of funding future investments and/or providing working capital. The Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings. (Note
3).

     In June 1999, the Company signed a three year lease on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. Future minimum payments under this lease total $12,500 in 2002. At the expiration of this lease on May 31, 2002, the Company has an option to renew for an additional 24 months at $2,750 per month. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company also leases certain office equipment on a month-to-month basis. Rent expense was approximately $38,000, $38,000 and $36,000 in 2001, 2000 and 1999, respectively.

NOTE 5:  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Current tax expense.........................................   $386     $292     $124
Deferred taxes..............................................    (87)     238       --
                                                               ----     ----     ----
                                                               $299     $530     $124
                                                               ====     ====     ====

     The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Federal income taxes at statutory rate..................  $   637   $ 3,004   $   769
State income taxes, net of federal benefit..............      132       294        62
Expiration of tax credit carryforwards..................    1,045     2,239       720
Noncash compensation expense............................      370        --        --
Non-deductible expenses related to Flowers Transaction
  (See Note 6)..........................................       --      (169)     (162)
Change in valuation allowance...........................   (1,877)   (4,860)   (1,282)
Other...................................................       (8)       22        17
                                                          -------   -------   -------
                                                          $   299   $   530   $   124
                                                          =======   =======   =======

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company's deferred taxes at December 31, 2001 and 2000:

                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Deferred income tax assets:
  Operating loss carryforwards..............................   $12,560      $14,393
  Tax credit carryforwards..................................        --        1,046
  Alternative minimum tax credit carryforwards..............     1,222        1,112
  Other.....................................................       648          586
                                                               -------      -------
  Deferred tax assets.......................................    14,430       17,137
  Valuation allowance.......................................   (13,640)     (15,516)
                                                               -------      -------
                                                                   790        1,621
Deferred income tax liabilities:
  Undistributed earnings of partially owned equity
     affiliates.............................................      (941)      (1,859)
                                                               -------      -------
          Net deferred tax liabilities......................   $   151      $   238
                                                               =======      =======

     The Company has established a valuation allowance for the uncertainty of the realization of deferred tax assets which is dependent on future taxable income of sufficient amounts to utilize the net operating loss carryforwards ("NOLs"), tax credit carryforwards and other deferred tax assets. In addition, because there are possible applications of certain provisions of the Internal Revenue Code of 1986, as amended that may limit the Company's use of the NOLs in future tax returns, there can be no assurance that the Company will be able to utilize its NOLs fully. During 2001, 2000 and 1999, the Company decreased the valuation allowance by approximately $1.9 million, approximately $4.9 million and $1.3 million, respectively, to approximately $13.6 million, approximately $15.5 million and approximately $20.4 million, respectively.

     At December 31, 2001, the Company had federal NOLs of approximately $36.9 million, which, if not utilized, expire in various years from 2004 through 2011.

NOTE 6:  SHAREHOLDERS' EQUITY

     (a) Note Receivable -- In October 1998, the Company and J. Christopher Flowers ("Flowers") entered into an agreement whereby the Company agreed to sell to Flowers 1,158,860 newly issued shares of the Company's common stock at a price of $12.94375 per share, for a total purchase price of $15.0 million, in exchange for a full recourse promissory note from Flowers (the "Flowers Transaction"). In December 1998, the Company consummated the sale of the shares to Flowers, resulting in Flowers owning approximately 23% of the outstanding common stock of the Company at that time. Since the interest rate on the note was less than the rate an independent lender would have charged Flowers, the note was recorded at a discount so as to yield a then current "market rate" of interest. The discount was being amortized over the term of the note. The note was repaid in full with accrued interest in March 2000. In connection with the repayment, the Company reversed the unamortized discount on the note of approximately $411,000.

     (b) Share Purchase Rights Plan -- In January 1997, the Board of Directors of the Company adopted a Share Purchase Rights Plan (the "Rights Plan"). The Rights Plan entitles shareholders to a right to purchase one share of common stock for each outstanding share of common stock of the Company (a "Right").

     Until the occurrence of a "Distribution Triggering Event" as described below, all future issuances of common stock by the Company will also carry the Rights. The Rights will have no dividend or voting rights and will expire on the tenth anniversary of their issuance unless exercised or redeemed prior to that time.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     Rights may not be exercised and are not detached from the common stock until ten days after the occurrence of a Distribution Triggering Event. The exercise price of the Rights is fixed at $40. The Rights generally are redeemable by the Board of Directors of the Company at a nominal price of $.01 per Right at any time prior to the time that they are detached from the common stock and separate certificates evidencing the Rights are delivered. As of December 31, 2001, no Rights were exercised.

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

     In connection with the Flowers Transaction described above, the Board of Directors approved an amendment to the Rights Plan for the sole purpose of exempting the Flowers Transaction from being a Distribution Triggering Event.

     (c) Treasury Stock -- In April 1998, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. The Company has repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan. Through this plan and a similar plan completed in the first quarter of 1998, the Company has repurchased a total of 442,351 shares for approximately $5.8 million as of December 31, 2001.

NOTE 7:  STOCK COMPENSATION

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

     All non-employee directors have elected to receive 100% of their compensation in stock units in lieu of cash payments for the retainer and meeting fees. Approximately $464,000 and $352,000 in stock compensation has been deferred under this plan as of December 31, 2001, and 2000, respectively.

     (b) Long-Term Incentive Program -- In January 1997, the Company adopted a long-term incentive program made up of three stock option/incentive plans. Under the program, the Company established the 1997 Amended CEO Stock Option Plan (the "CEO Plan"), the 1997 Amended Outside Directors' Stock Option Plan (the "1997 Directors' Plan"), and the 1997 Amended Omnibus Incentive Plan (the "Incentive Plan"). In May 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan (the "2001 Directors' Plan") and amended certain provisions of the Incentive Plan.

     Under the CEO Plan, Nimrod T. Frazer, the Company's Chief Executive Officer and Chairman, was granted options for 150,000 shares of common stock with an exercise price of $10.50 in 1997. The options granted under the CEO Plan vested in four equal installments of 37,500 options through January 1, 2000, and expire in January 2007.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     Under the 1997 Directors' Plan, each of the Company's four outside directors was granted options for 25,000 shares of common stock in 1997. The options have an exercise price of $10.8125 and vested in five equal installments of 5,000 options through January 1, 2001. The options granted under the 1997 Directors' Plan expire in January 2007.

     The Incentive Plan was established for the benefit of key employees and directors which provides generally for stock appreciation awards, incentive stock options and nonqualified stock options. In March 2000, John J. Oros, the Company's President and Chief Operating Officer, was granted options for 100,000 shares of common stock with an exercise price of $12.75. These options vest in three installments: 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003. These options expire in February 2010.

     In connection with the consummation of the River Thames Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $18.00 per share. These options vest on various dates through July 2004 and may not be exercised prior to June 2002. The options expire in June 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2001 of approximately $133,000. The Company will recognize additional charges to earnings totaling approximately $357,000 through July 2004 relating to these options.

     In connection with the consummation of the Castlewood Holdings Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $19.25 per share. These options vest on various dates through July 2004 and may not be exercised prior to September 2002. The options expire in September 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2001 of approximately $99,000. The Company will recognize additional charges to earnings totaling approximately $266,000 through July 2004 relating to these options.

     Under the 2001 Directors' Plan, the Company's three current outside (non-employee) directors were each granted options in June 2001 for 15,000 shares of common stock with an exercise price of $18.90 per share. Options granted to each of the three outside directors under the plan will vest in three equal installments of 5,000 shares in each of January 2002, January 2003 and January 2004; provided, however, that such shares will vest only so long as the recipient remains a director of the Company. The options granted under this plan must be exercised no later than January 2011, or 60 days after the director ceases to be a director of the Company other than by reason of death, mandatory retirement or disability.

     As of December 31, 2001, a total of 595,000 options have been issued or reserved for issuance under the long-term incentive program, none of which have been exercised.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     The fair values for options granted under the Company's stock option plans were calculated using the Black-Scholes option pricing model, as modified. The fair values, along with the assumptions used in their calculation are as follows:

                                                     1997         2001      INCENTIVE   INCENTIVE
                                          CEO     DIRECTORS'   DIRECTORS'     PLAN        PLAN
                                          PLAN       PLAN         PLAN        2000        2001
                                         ------   ----------   ----------   ---------   ---------
Fair value.............................  $ 2.16     $ 2.62       $ 3.29      $ 3.73      $ 5.99
Forfeiture rate........................    0.00%      0.00%        0.00%       0.00%       0.00%
Dividend yield.........................    0.00%      0.00%        0.00%       0.00%       0.00%
Expected volatility....................   17.24%     16.00%       18.77%      30.50%      20.68%
Risk free interest rate................    6.49%      6.48%        4.38%       6.62%       2.85%
Expected life, in years................    2.75       3.60         2.57        3.00        2.09

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option plans. Under the provisions of APB 25, the Company recognizes compensation expense on stock option plans where the fair market values of the common shares exceed the option prices on the dates of grant. Had compensation cost for grants under the Company's stock option plans been determined based on the fair value at the date of grant consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for 2001, 2000 and 1999 would have been as follows:

                                                               2001       2000       1999
                                                             --------   --------   --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Pro forma net income.......................................   $1,078     $8,172     $2,004
Pro forma net income per common share -- basic.............   $  .20     $ 1.55     $  .38
Pro forma net income per common share -- assuming
  dilution.................................................   $  .20     $ 1.52     $  .38

     (c) Stock Purchase Agreements -- In June 2001, the Company entered into agreements with Messrs. Frazer and Oros to sell a total of 100,000 shares (50,000 per individual) of the Company's common stock at $18.00 per share, the closing trading price on the date of the agreements, to Messrs. Frazer and Oros, subject to the consummation of the River Thames Transaction on or before December 31, 2001. After the closing of the River Thames Transaction in November 2001, the Company received $900,000 each from Messrs. Frazer and Oros in payment of their shares. Since the market price per share of the Company's common stock on the closing date of the transaction exceeded the selling price, the Company recognized a charge to earnings in 2001 of approximately $490,000 relating to these shares.

     In addition, the Company entered into stock purchase agreements with Messrs. Frazer and Oros relating to the Castlewood Holdings Transaction. The agreements proposed to sell a total of 100,000 shares (50,000 per individual) of the Company's common stock at $19.25 per share, the closing trading price on September 28, 2001, to Messrs. Frazer and Oros, subject to the consummation of the Castlewood Holdings Transaction on or before December 31, 2001. After the closing of the Castlewood Holdings Transaction in November 2001, the Company received $962,500 each from Messrs. Frazer and Oros in payment of their shares. Since the market price per share of the Company's common stock on the closing date of the transaction exceeded the selling price, the Company recognized a charge to earnings in 2001 of approximately $365,000 relating to these shares.

NOTE 8:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for 2001, 2000 and 1999. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Long-Term Incentive Program (Note 7).

                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Net income...............................................  $    1,574   $    8,305   $    2,137
                                                           ==========   ==========   ==========
Net income per common share -- basic.....................  $      .30   $     1.58   $     0.41
                                                           ==========   ==========   ==========
Net income per common share -- assuming dilution.........  $      .29   $     1.55   $     0.40
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- basic.............   5,277,808    5,265,753    5,265,724
Common share equivalents.................................     171,819      100,732       66,527
                                                           ----------   ----------   ----------
          Weighted average shares outstanding -- assuming
            dilution.....................................   5,449,627    5,366,485    5,332,251
                                                           ==========   ==========   ==========

NOTE 9:  SEGMENT INFORMATION

     The Company evaluates the performance of B-Line, B.H. Acquisition and Castlewood Holdings, the Company's only operating segments, based on 100% of their financial results. The consolidated financial information for B-Line is reported for all years presented. The consolidated financial information for B.H. Acquisition and Castlewood Holdings are reported from July 3, 2000 and November 29, 2001, their respective dates of acquisition by the Company. A reconciliation of B-Line's, B.H. Acquisition's and Castlewood

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

Holdings' consolidated financial information to the Company's consolidated financial statements as of and for the years ended December 31, 2001 and 2000 is as follows:

                                                      YEAR ENDED DECEMBER 31, 2001
                                            ------------------------------------------------
                                              B-LINE         B.H.       CASTLEWOOD
                                            (UNAUDITED)   ACQUISITION    HOLDINGS     TOTAL
                                            -----------   -----------   ----------   -------
                                                         (DOLLARS IN THOUSANDS)
Net underwriting loss.....................                  $(2,402)                 $(2,402)
Revenue...................................    $18,741                    $   983      19,724
Net investment income.....................                    4,716          990       5,706
Share of net income of partly-owned
  company.................................                                   389         389
General and administrative expenses.......     (7,498)       (2,919)      (2,106)    (12,523)
Amortization of negative goodwill.........                      848                      848
Amortization of run-off provision.........                    2,250                    2,250
Interest expense..........................     (3,343)                       (13)     (3,356)
Other income..............................                       91           90         181
Foreign exchange gain(loss)...............                    2,214         (595)      1,619
                                              -------       -------      -------     -------
Income (loss) before income taxes.........      7,900         4,798         (262)     12,436
Income taxes..............................                                  (145)       (145)
                                              -------       -------      -------     -------
Net income (loss) before extraordinary
  item....................................      7,900         4,798         (407)     12,291
Extraordinary item -- gain on early
  retirement of debt......................         75                                     75
                                              -------       -------      -------     -------
Net income (loss).........................    $ 7,975       $ 4,798      $  (407)    $12,366
Company's economic ownership %............       8.24%           33%      33 1/3%
                                              -------       -------      -------     -------
Company's earnings (losses) of equity
  affiliates..............................    $   657       $ 1,584      $  (136)    $ 2,105
                                              =======       =======      =======     =======
Partially owned equity affiliates.........    $ 1,801       $ 7,358      $11,769     $20,928
                                              =======       =======      =======     =======

                                                           YEAR ENDED DECEMBER 31, 2000
                                                        -----------------------------------
                                                          B-LINE         B.H.
                                                        (UNAUDITED)   ACQUISITION    TOTAL
                                                        -----------   -----------   -------
                                                              (DOLLARS IN THOUSANDS)
Net underwriting income...............................                  $13,757     $13,757
Revenue...............................................    $13,537                    13,537
Net investment income.................................                    3,669       3,669
General and administrative expenses...................     (4,180)       (1,827)     (6,007)
Amortization of negative goodwill.....................                      424         424
Amortization of run-off provision.....................                    1,850       1,850
Interest expense......................................     (4,501)                   (4,501)
Foreign exchange gain.................................                    1,250       1,250
                                                          -------       -------     -------
Net income............................................    $ 4,856       $19,123     $23,979
Company's economic ownership %........................       8.09%           33%
                                                          -------       -------     -------
Company's earnings of equity affiliates...............    $   393       $ 6,311     $ 6,704
                                                          =======       =======     =======
Partially owned equity affiliates.....................    $ 1,224       $12,085     $13,309
                                                          =======       =======     =======

     The operations of B-Line are reported by the Company three months in arrears. The Company's ownership percentage in B-Line has varied between 7.99% and 8.77% from September 30, 1999 to September 30, 2001, the periods reported in the above tables. The Company's ownership percentages for

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

B-Line used in the above tables represent weighted averages. The Company's ownership percentages in B-Line were 8.34% and 7.99% at December 31, 2001 and 2000, respectively.

NOTE 10:  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     A summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:

                                                                 QUARTER
                                                    ----------------------------------
                                                    FIRST    SECOND   THIRD    FOURTH
                                                    ------   ------   ------   -------
                                                          (DOLLARS IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
                                                               (UNAUDITED)
YEAR ENDED DECEMBER 31, 2001:
Interest income...................................  $1,039   $  899   $  788   $   532
Earnings of partially owned equity affiliates.....     615      439      562       489
Litigation expense, net...........................     (15)      (9)      --        (1)
General and administrative expenses...............    (568)    (670)    (472)   (1,755)
                                                    ------   ------   ------   -------
Income (loss) before income taxes.................   1,071      659      878      (735)
Income taxes......................................     (77)     (50)     (51)     (121)
                                                    ------   ------   ------   -------
Net income (loss).................................  $  994   $  609   $  827   $  (856)
                                                    ======   ======   ======   =======
Net income (loss) per common share -- basic.......  $ 0.19   $ 0.12   $ 0.16   $  (.16)
                                                    ======   ======   ======   =======
Net income (loss) per common share -- assuming
  dilution........................................  $ 0.18   $ 0.11   $ 0.15   $  (.15)
                                                    ======   ======   ======   =======
YEAR ENDED DECEMBER 31, 2000:
Interest income...................................  $1,157   $1,157   $1,115   $ 1,175
Earnings of partially owned equity affiliates.....     123       93      955     5,533
Litigation expense, net...........................      (4)      --       (1)       --
General and administrative expenses...............    (649)    (583)    (607)     (629)
                                                    ------   ------   ------   -------
Income before income taxes........................     627      667    1,462     6,079
Income taxes......................................     (14)     (50)    (108)     (358)
                                                    ------   ------   ------   -------
Net income........................................  $  613   $  617   $1,354   $ 5,721
                                                    ======   ======   ======   =======
Net income per common share -- basic..............  $ 0.12   $ 0.12   $ 0.26   $  1.09
                                                    ======   ======   ======   =======
Net income per common share -- assuming
  dilution........................................  $ 0.12   $ 0.12   $ 0.25   $  1.07
                                                    ======   ======   ======   =======

     General and administrative expenses for the fourth quarter of 2001 include non-cash compensation expense of approximately $1.1 million. General and administrative expenses for the first quarter of 2000 include a reversal of a $411,000 discount on the note receivable from the Flowers Transaction offset by a $500,000 expense resulting from a new shares tax imposed by the State of Alabama.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, is included under the sections entitled, "Election of Directors", "Executive Officers" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2002 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the sections entitled, "Employment Agreements", "Executive Compensation", "Stock Option Grants", "Stock Option Exercises", "Election of Directors -- Compensation of Directors", and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement for the 2002 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the sections entitled, "Common Stock Ownership by Management" and "Principal Shareholders" appearing in the Proxy Statement for the 2002 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the sections entitled, "Certain Transactions", "Election of Directors -- Compensation of Directors" and "Executive Compensation" appearing in the Proxy Statement for the 2002 Annual Meeting of Shareholders and such section is deemed incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

          The following financial statements included in Item 8 of this Annual Report are for the fiscal period ended December 31, 2001 and are incorporated herein by reference.

        Independent Auditors' Report.
        Consolidated Balance Sheets as of December 31, 2001 and 2000. Consolidated Statements of Income for the years ended December 31, 2001,
         2000 and 1999.
        Consolidated Statements of Comprehensive Income for the years ended
         December 31, 2001, 2000 and 1999.
        Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2001,
         2000 and 1999.
        Consolidated Statements of Cash Flows for the years ended December 31,
         2001, 2000 and 1999.
        Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

     The following financial statements of Castlewood Holdings included in this Annual Report are for the fiscal period ended December 31, 2001.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheet as at December 31, 2001..........  F-2
Consolidated Statement of Loss and Deficit for the period
  from August 16, 2001 (date of incorporation) to December
  31, 2001..................................................  F-3
Statement of Comprehensive Loss for the period from August
  16, 2001 (date of incorporation) to December 31, 2001.....  F-4
Statement of Shareholder's Equity for the period from August
  16, 2001 (date of incorporation) to December 31, 2001.....  F-5
Consolidated Statement of Cash Flows for the period from
  August 16, 2001 (date of incorporation) to December 31,
  2001......................................................  F-6
Notes to the Consolidated Financial Statements..............  F-7

     The following financial statements of B.H. Acquisition included in this Annual Report are for the fiscal period ended December 31, 2001.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-15
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................  F-16
Consolidated Statements of Income and Retained Earnings for
  the year ended December 31, 2001 and the period from April
  3, 2000 (date of incorporation) to December 31, 2000......  F-17
Consolidated Statements of Cash Flows for the year ended
  December 31, 2001 and the period from April 3, 2000 (date
  of incorporation) to December 31, 2000....................  F-18
Notes to the Financial Statements...........................  F-19

          3. Exhibits

REFERENCE
 NUMBER                       DESCRIPTION OF EXHIBITS
---------                     -----------------------
   2.1      Second Amended Plan of Reorganization of the Company,
            effective as of June 1, 1992 (incorporated by reference to
            Exhibit 2.1 to Amendment No. 2 to the Registration Statement
            on Form 10, dated March 27, 1997).
   2.2      Amended Modification to Second Amended Plan of
            Reorganization of the Company, confirmed on August 24, 1993
            (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the Registration Statement on Form 10, dated March 27,
            1997).
   2.3      Shareholders Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.1 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.4      Investment Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.2 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.5      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A. and B.H. Acquisition Limited
            (incorporated by reference to Exhibit 2.3 to the Current
            Report on Form 8-K, dated July 18, 2000).
   2.6      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A., Brittany Holdings Limited and
            B.H. Acquisition Limited (incorporated by reference to
            Exhibit 2.4 to the Current Report on Form 8-K, dated July
            18, 2000).

REFERENCE
 NUMBER                       DESCRIPTION OF EXHIBITS
---------                     -----------------------
   2.7      Share Purchase and Capital Commitment Agreement, dated as of
            October 1, 2001, between the Company, Castlewood Holdings,
            Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
            Marsh & McLennan Employees' Securities Company, L.P. and the
            other parties thereto (incorporated by reference to Exhibit
            2.1 to the Current Report on Form 8-K, dated December 13,
            2001).
   2.8      Amendment No. 1 and Waiver of Certain Closing Conditions to
            the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
            Exhibit 2.2 to the Current Report on Form 8-K, dated
            December 13, 2001).
   3.1      Articles of Incorporation of the Company, as amended on June
            10, 1998 (incorporated by reference to Exhibit 3.1 to the
            Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      Bylaws of the Company, as amended on May 20, 1999
            (incorporated by reference to Exhibit 3.2 to the Quarterly
            Report on Form 10-Q, dated August 6, 1999).
   4.1      Rights Agreement between the Company and American Stock
            Transfer & Trust Company, as Rights Agent, dated as of
            January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
            dated March 27, 1997).
   4.2      Amendment Agreement, dated as of October 20, 1998, to the
            Rights Agreement, dated as of January 20, 1997, between the
            Company and American Stock Transfer & Trust Company
            (incorporated by reference to Exhibit 10.2 to the Current
            Report on Form 8-K dated October 20, 1998).
  10.1      1997 Amended CEO Stock Option Plan (incorporated by
            reference to Appendix A to the Proxy Statement for the
            Annual Meeting of Shareholders, dated May 23, 1997).
  10.2      1997 Amended Outside Directors' Stock Option Plan
            (incorporated by reference to Appendix B to the Proxy
            Statement for the Annual Meeting of Shareholders, dated May
            23, 1997).
  10.3      1997 Amended Omnibus Incentive Plan (incorporated by
            reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 2001).
  10.4      2001 Outside Directors' Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual
            Meeting of Shareholders, dated May 8, 2001).
  10.5      Revolving Credit Note, dated July 31, 1997, made by the
            Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
  10.6      Stock Pledge Agreement between the Company and First Union
            National Bank, dated July 31, 1997 (incorporated by
            reference to Exhibit 10.2 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
  10.7      Deferred Compensation and Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 99.1 to the
            Quarterly Report on Form 10-Q, dated October 30, 1997).
  10.8      Investment Agreement, dated October 20, 1998, between the
            Company and J. Christopher Flowers, together with certain
            exhibits thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 1998).
  10.9      Form of Severance Benefits Agreement between the Company and each of Nimrod T. Frazer, Cheryl D. Davis and Amy M.
            Dunaway, each dated May 21, 1998 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated
            March 29, 1999).
  10.10     Amended and Restated Employment Agreement between the
            Company and John Oros dated March 2, 2000 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated March 22, 2000).
  10.11     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and Nimrod T. Frazer
            (incorporated by reference to Exhibit 10.1 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).

REFERENCE
 NUMBER                       DESCRIPTION OF EXHIBITS
---------                     -----------------------
  10.12     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and John Oros
            (incorporated by reference to Exhibit 10.2 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).
  99.1      The Enstar Group, Inc. Private Securities Litigation Reform
            Act of 1995 Safe Harbor Compliance Statement For
            Forward-Looking Statements.

     (b) Reports on Form 8-K

     On December 13, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 2 -- Acquisition or Disposition of Assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ENSTAR GROUP, INC.

                                          By:     /s/ NIMROD T. FRAZER
                                            ------------------------------------
                                                      Nimrod T. Frazer
                                            Chairman of the Board of Directors,
                                                and Chief Executive Officer

April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/ NIMROD T. FRAZER                    Chairman of the Board of          April 1, 2002
  ----------------------------------------------------      Directors, and Chief
                    Nimrod T. Frazer                        Executive Officer

                  /s/ CHERYL D. DAVIS                     Chief Financial Officer, Vice     April 1, 2002
  ----------------------------------------------------      President and Secretary
                    Cheryl D. Davis                         (Principal Accounting
                                                            Officer)

                    /s/ JOHN J. OROS                      President and Chief Operating     April 1, 2002
  ----------------------------------------------------      Officer
                      John J. Oros

               /s/ J. CHRISTOPHER FLOWERS                 Vice Chairman of the Board of     April 1, 2002
  ----------------------------------------------------      Directors
                 J. Christopher Flowers

                 /s/ T. WHIT ARMSTRONG                    Director                          April 1, 2002
  ----------------------------------------------------
                   T. Whit Armstrong

                   /s/ T. WAYNE DAVIS                     Director                          April 1, 2002
  ----------------------------------------------------
                     T. Wayne Davis

                  /s/ JEFFREY S. HALIS                    Director                          April 1, 2002
  ----------------------------------------------------
                    Jeffrey S. Halis

                          CASTLEWOOD HOLDINGS LIMITED

       CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                               DECEMBER 31, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
  Castlewood Holdings Limited

We have audited the accompanying consolidated balance sheet of Castlewood Holdings Limited and subsidiaries as at December 31, 2001 and the related consolidated statements of loss and deficit, comprehensive loss, shareholders' equity and cash flows for the period from August 16, 2001 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Castlewood Holdings Limited and subsidiaries as at December 31, 2001 and the results of their operations and their cash flows for the period from August 16, 2001 (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE

Hamilton, Bermuda
March 18, 2002

                          CASTLEWOOD HOLDINGS LIMITED

                           CONSOLIDATED BALANCE SHEET
                            AS AT DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                ASSETS
Cash and cash equivalents (Note 3)..........................   $ 71,906
Investments in marketable securities (Note 4)...............    175,068
Accrued interest............................................      3,445
Accounts receivable.........................................      2,994
Reinsurance balance receivable (Note 5).....................    238,162
Investment in partly-owned company (Note 6).................      9,923
Goodwill....................................................     22,558
Other assets................................................      3,789
                                                               --------
          Total assets......................................   $527,845
                                                               ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses (Note 7)................   $419,717
Reinsurance balances payable................................     32,792
Accounts payable and accrued liabilities....................      2,978
Notes payable to shareholders (Note 8)......................      3,013
Due to shareholders (Note 9)................................      1,581
Income taxes payable........................................        314
Other liabilities...........................................      3,754
                                                               --------
          Total liabilities.................................    464,149
                                                               --------
Shareholders' equity
Share capital (Note 10)
Authorized issued and fully paid, par value $1 each
  Ordinary voting shares....................................         18
  Ordinary non-voting redeemable shares.....................     39,494
Contributed surplus (Note 11)...............................     24,988
Accumulated other comprehensive income (loss):
  Unrealized holding loss on investments....................       (450)
  Currency translation adjustment...........................         53
  Deficit...................................................       (407)
                                                               --------
                                                                 63,696
                                                               --------
                                                               $527,845
                                                               ========

        See accompanying notes to the consolidated financial statements

Approved by the Board of Directors

---------------------------------------------   ---------------------------------------------
                  Director                                        Director

                          CASTLEWOOD HOLDINGS LIMITED

                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
FOR THE PERIOD FROM AUGUST 16, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

Income
  Consulting fees...........................................   $  983
  Share of net income of partly-owned company...............      389
  Net investment income (note 4)............................      990
  Other income..............................................       90
                                                               ------
                                                                2,452
                                                               ------
Expenses
  Salaries and benefits.....................................      690
  General and administrative expenses.......................    1,416
  Interest expenses.........................................       13
  Foreign exchange loss.....................................      595
                                                               ------
                                                                2,714
                                                               ------
Loss before income taxes....................................     (262)
Income taxes................................................     (145)
                                                               ------
Loss and deficit, end of period.............................   $ (407)
                                                               ======

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                        STATEMENT OF COMPREHENSIVE LOSS
FOR THE PERIOD FROM AUGUST 16, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

Net Loss....................................................   $(407)
                                                               -----
Other comprehensive income (loss):
  Unrealized holding losses on investments arising during
     the period.............................................    (450)
  Currency translation adjustment...........................      53
                                                               -----
  Other comprehensive loss:.................................    (397)
                                                               -----
Comprehensive loss..........................................   $(804)
                                                               =====

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                       STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM AUGUST 16, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                     ACCUMULATED
                                            COMMON                      OTHER
                                             SHARE    CONTRIBUTED   COMPREHENSIVE
                                            CAPITAL     SURPLUS        (LOSS)       DEFICIT    TOTAL
                                            -------   -----------   -------------   -------   -------
Subscription for common stock.............  $    12     $    --         $  --        $  --    $    12
Issued for purchase of Castlewood
  Limited.................................   39,500          --            --           --     39,500
Contributed surplus.......................       --      24,988            --           --     24,988
Loss......................................       --          --            --         (407)      (407)
Other comprehensive loss..................       --          --          (397)          --       (397)
                                            -------     -------         -----        -----    -------
December 31, 2001.........................  $39,512     $24,988         $(397)       $(407)   $63,696
                                            =======     =======         =====        =====    =======

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 16, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

Operating activities:
  Loss......................................................   $   (407)
  Adjustments to reconcile net income to cash flows provided by operating activities:
     Share of net income of partly-owned company............       (389)
     Depreciation and amortization..........................         12
                                                               --------
                                                                   (784)
Changes in assets and liabilities:
  Accrued interest..........................................      1,199
  Accounts receivable.......................................      2,365
  Reinsurance balance receivable............................      2,036
  Other assets..............................................          7
  Losses and loss adjustment expenses.......................      5,751
  Reinsurance balances payable..............................      5,010
  Account payable and accrued liabilities...................     (1,375)
  Interest on notes payable to shareholders.................         13
  Due to shareholders.......................................     (1,954)
  Income taxes payable......................................         94
  Other liabilities.........................................        (62)
                                                               --------
     Net cash flows provided by operating activities........     12,300
                                                               --------
Investing activities:
  Cash acquired on purchase of subsidiaries.................     54,367
  Cash used for acquisition of subsidiaries.................    (16,636)
  Purchase of debt securities available-for-sale............    (10,177)
  Redemption of debt securities available-for-sale..........      7,000
                                                               --------
     Net cash flows provided by investing activities........     34,554
                                                               --------
Financing activities:
  Proceeds on issuance of common stock......................         12
  Contributed to surplus....................................     24,988
                                                               --------
     Net cash flows provided by financing activities........     25,000
                                                               --------
Translation adjustment......................................         52
                                                               --------
Net increase in cash and cash equivalents, being cash and
  cash equivalents, end of period...........................   $ 71,906
                                                               --------

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
                    (Expressed in thousands of U.S. dollars)

1.  DESCRIPTION OF BUSINESS

     Castlewood Holdings Limited ("Castlewood Holdings") was incorporated under the laws of Bermuda on August 16, 2001, and on November 29, 2001, acquired 100% of the common shares of Castlewood Limited ("Castlewood"), for consideration of $46,637 in shares, cash and notes payable. Castlewood Holdings did not operate prior to November 29, 2001.

     Castlewood Holdings and its subsidiaries (the "Company") acquire and manage insurance and reinsurance companies in run-off, and provide management, consultancy and other services to the insurance and reinsurance industry.

     The acquisition of Castlewood by Castlewood Holdings has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

     The purchase price and fair value of assets acquired are as follows:

Purchase price
  Castlewood Holdings Class C voting shares.................   $     6
  Castlewood Holdings Class E non-voting redeemable
     shares.................................................    39,494
  Notes payable bearing interest at 5%, payable after May 1,
     2002...................................................     3,000
  Cash......................................................     1,275
  Direct costs of the acquisition...........................     2,862
                                                               -------
Total purchase price........................................    46,637
Net tangible assets acquired at fair value..................    24,079
                                                               -------
Excess of purchase price over net tangible assets
  (Goodwill)................................................   $22,558
                                                               -------

     Immediately after the acquisition of Castlewood, a wholly owned subsidiary of Castlewood Holdings, Revir Limited ("Revir") completed the acquisition of two reinsurance companies, River Thames Insurance Company Limited, ("River Thames") based in London, England, and Overseas Reinsurance Corporation Limited, ("Overseas Re") based in Bermuda and an underwriting agency, Regis Agencies Limited ("Regis"), from Sedgwick Group Limited.

     The acquisitions have been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

                          CASTLEWOOD HOLDINGS LIMITED

     The purchase price and fair value of assets acquired are as follows:

Purchase price
  Purchase price............................................   $15,075
  Direct costs of the acquisition...........................       148
                                                               -------
Total purchase price........................................    15,223
Net tangible assets acquired at fair value
  River Thames..............................................    37,753
  Overseas Re...............................................   (22,570)
  Regis.....................................................        40
                                                               -------
Total net tangible assets acquired at fair value............    15,223
                                                               -------
Excess of purchase price over net tangible assets...........   $    --
                                                               -------

2.  SIGNIFICANT ACCOUNTING POLICIES

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

  BASIS OF CONSOLIDATION

     The consolidated financial statements include the assets, liabilities and results of operations of Castlewood Holdings from its incorporation date of August 16, 2001 to December 31, 2001, and for its wholly owned subsidiaries from November 29, 2001 to December 31, 2001. From its incorporation date of August 16, 2001 to November 29, 2001, the Company did not engage in any significant activities. Intercompany transactions are eliminated on consolidation.

  CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash and cash equivalents.

  INVESTMENTS

     Debt and equity securities are classified as available-for-sale securities and are carried at fair value, with unrealized holding gains and losses excluded from net income and reported as a separate component of accumulated other comprehensive income.

     Realized gains and losses on sales of securities classified as available-for-sale are recognized in net investment income on the specific identification basis.

  INVESTMENT IN PARTLY-OWNED COMPANY

     Investment in partly-owned company is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company's share of after-tax earnings or losses and reduced by dividends received.

                          CASTLEWOOD HOLDINGS LIMITED

  PREMIUMS

     Premiums are recognized as revenue on a pro-rata basis over the periods of the respective policies and contracts of reinsurance. Premiums which are subject to adjustments are estimated based upon available information. Any variances from the estimates are recorded in the periods in which they become known.

  LOSSES AND LOSS ADJUSTMENT EXPENSES

     The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. These estimates are continually reviewed and are necessarily subject to the impact of future changes in such factors as claim severity and frequency. While the directors and management believe that the amount is adequate, the ultimate liability may be significantly in excess of, or less than, the amounts provided. Any adjustments will be reflected in the periods in which they become known.

  REINSURANCE

     Reinsurance premiums ceded are accounted for on a pro-rata basis over the terms of the respective reinsurance contracts. Commissions on reinsurance ceded are deferred and amortized over the terms of the contracts of reinsurance to which they relate.

  CONSULTING FEES

     Fixed fees are recognized on a straight-line basis over the term of the agreement. Fees based on hourly charge rates are recognized as incurred. Performance fees are recognized upon completion of all the requirements as specified in the agreement.

  TRANSLATION OF FOREIGN CURRENCIES

     At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Company are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

     Assets and liabilities of subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenues and expenses of subsidiaries are translated into U.S. dollars at the average rates of exchange for the years. The resultant translation adjustment is classified as a separate component of other comprehensive income.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair value of financial instruments held by the Company approximates carrying value except for the note payable to shareholders. As the Company does not have financial instruments with third parties with similar qualities with regards to repayment term and security it is not practicable to determine the fair value of the note payable to shareholders. The estimated value of the investments is based on quoted market value.

  GOODWILL

     Starting January 1, 2002, the Company will complete a goodwill impairment test on an annual basis or more frequently if certain indicators are encountered.

     For the purpose of testing goodwill for impairment, acquired assets and assumed liabilities shall be assigned to a reporting unit as of the acquisition date if the asset will be employed in or the liability relates to

                          CASTLEWOOD HOLDINGS LIMITED
the operations of a reporting unit and the asset or liability will be considered in determining the fair value of the reporting unit. The excess goodwill over the fair value of these assets will be recorded in net income.

3.  PLEDGED ASSETS

     Cash and cash equivalents in the amount of $ 5,189 as of December 31, 2001 are pledged as collateral against letters of credit in the same amounts.

4.  INVESTMENTS

     The amortized cost and estimated fair value of investments in debt securities available-for-sale are as follows:

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED     GROSS
                                             AMORTIZED    HOLDING      HOLDING     ESTIMATED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
U.S. Treasury securities and obligations of
  U.S. government corporations and
  agencies.................................  $  7,355     $             $ (25)      $  7,330
Corporate debt securities..................    36,622           5        (207)        36,420
Foreign government securities..............    90,608                    (136)        90,472
Mutual funds...............................    40,933          --         (87)        40,846
                                             --------     -------       -----       --------
                                             $175,518     $     5       $(455)      $175,068
                                             ========     =======       =====       ========

     Mutual funds invest in high credit quality securities (minimum "A") including fixed income and money market securities denominated in US dollars, with an average duration of nine months target.

     The amortized cost and estimated fair values of debt securities classified as available-for-sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
Due within one year.........................................  $113,897     $113,754
Due after one year through five years.......................    61,621       61,314
                                                              --------     --------
                                                              $175,518     $175,068
                                                              ========     ========

     Major categories of net investment income are summarized as follows:

Interest from debt securities and mutual funds..............   $867
Interest on cash and cash equivalents.......................    212
Amortization of bond premium or discount....................    (89)
                                                               ----
                                                               $990
                                                               ====

5. INVESTMENT IN PARTLY-OWNED COMPANY

     Castlewood Holdings holds 45% of the common shares of BH Acquisition Ltd. ("BH"). The common shares held by Castlewood Holdings have 33% of BH's voting rights. BH wholly owns two insurance

                          CASTLEWOOD HOLDINGS LIMITED
companies in run-off, Brittany Insurance Company Ltd., incorporated in Bermuda, and Compagnie Europeenne d'Assurances Industrielles S.A. incorporated in Belgium.

Investment as at November 29, 2001..........................   $9,534
Share of net income.........................................      389
                                                               ------
Investment as at December 31, 2001..........................   $9,923
                                                               ======

     As of December 31, 2001, consolidated retained earnings includes $389 undistributed earnings of companies accounted for by the equity method.

6.  REINSURANCE BALANCES RECEIVABLE

Recoverable from reinsurers on:
  Paid losses...............................................   $ 42,952
  Outstanding losses........................................     86,280
  Losses incurred but not reported..........................    108,930
                                                               --------
                                                               $238,162
                                                               ========

     The Company uses retrocessional agreements to reduce its exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $13,059 at December 31, 2001.

     At December 31, 2001, reinsurance receivables with a carrying value of $53,377 were associated with three single reinsurers, each of whom represented 10% or more of total reinsurance recoverables. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

7.  LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Outstanding.................................................   $169,269
Incurred but not reported...................................    250,448
                                                               --------
                                                               $419,717
                                                               ========

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

Balance at November 29 (date of acquisition)................   $416,299
  Less reinsurance recoverables.............................    192,192
                                                               --------
                                                                224,107
  Effect of exchange rate change............................      2,750
  Incurred related to prior years...........................         --
  Paid related to prior years...............................     (2,350)
                                                               --------
  Net balance at December 31, 2001..........................    224,507
  Plus reinsurance recoverables.............................    195,210
                                                               --------
  Balance at December 31, 2001..............................   $419,717
                                                               ========

                          CASTLEWOOD HOLDINGS LIMITED

     The Company's reserve for unpaid losses and loss adjustment expenses as of December 31, 2001 included $66,067 that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2001 was $194,069.

     In establishing the liability for unpaid claims and claim adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.

8.  NOTES PAYABLE TO SHAREHOLDERS

     Notes payable, bearing interest of 5% per annum, were issued as part of the purchase consideration for Castlewood Limited (see Note 1), and are repayable after May 1, 2002.

9.  DUE TO SHAREHOLDERS

     Due to shareholders represents pre-acquisition costs and structuring fees in relation to the acquisition of Castlewood. Structuring fees are due for payment on May 1, 2002.

10.  SHARE CAPITAL

     Authorized, issued, fully paid shares of par value $1 each

6,000 Class A ordinary voting shares........................  $     6
6,000 Class B ordinary voting shares........................        6
6,000 Class C ordinary voting shares........................        6
39,494,000 Class E ordinary non-voting redeemable shares....   39,494
                                                              -------
                                                              $39,512
                                                              =======

     Class E non-voting redeemable shares are held by Class C shareholders and will be redeemed based upon distributions to Class A and Class B shareholders.

11.  CONTRIBUTED SURPLUS

     During the period, shareholders of the Company have made contributions to surplus in the amount of $24,988.

     As part of the acquisition of Castlewood (see Note 1), certain of the shareholders of the Company made commitments to contribute capital of $79,000 upon request of the Board of Directors of the Company. As of December 31, 2001, the remaining capital commitments of these shareholders amount to $54,012.

                          CASTLEWOOD HOLDINGS LIMITED

12.  RELATED PARTY TRANSACTIONS

     During the period ended December 31, 2001, Castlewood earned consulting fees of $104 from subsidiaries of its partly-owned company.

13.  TAXATION

     Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. The Company and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company and its Bermuda subsidiaries will be exempted from such taxes until the year 2016.

     United Kingdom subsidiaries have recorded income taxes based upon their graduated statutory rate of 30%. Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. Such differences result from differing bases of depreciation and amortization for tax and book purposes.

     River Thames' effective tax rate is approximately 30%. River Thames has tax loss carry-forwards of approximately $43,750, which do not expire. A valuation allowance has been provided for the tax benefit of these loss carry-forwards as follows:

Benefit of loss carry-forward...............................   $13,125
Valuation allowance.........................................   (13,125)
                                                               -------
                                                               $    --
                                                               =======

14.  STATUTORY REQUIREMENTS

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis"), maintain minimum levels of solvency and liquidity, and comply with risk-based capital requirements and licensing rules. As at December 31, 2001, the reinsurance subsidiaries', solvency, liquidity, surplus and risk based capital amounts were in excess of the minimum levels required.

                             B.H. ACQUISITION LTD.

       CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2001 AND 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of B.H. Acquisition Ltd.

     We have audited the accompanying consolidated balance sheets of B.H. Acquisition Ltd. as of December 31, 2001 and 2000, and the related consolidated statements of income and retained earnings and cash flows for the year ended December 31, 2001 and for the period from April 3, 2000 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B.H. Acquisition Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from April 3, 2000 (date of incorporation) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE

Hamilton, Bermuda
March 8, 2002

                             B.H. ACQUISITION LTD.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                          (EXPRESSED IN U.S. DOLLARS)

                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Cash and cash equivalents (Note 3)..........................  $ 77,727,018   $ 98,943,428
Investments (Notes 3 and 4).................................    11,037,927     10,882,692
Accrued interest receivable.................................            --        141,424
Insurance balances receivable...............................    17,030,943     18,576,174
Funds withheld by ceding companies..........................     2,193,996      2,237,405
Losses and loss adjustment expenses recoverable from
  reinsurers (Note 5).......................................    28,095,036     31,825,427
                                                              ------------   ------------
                                                              $136,084,920   $162,606,550
                                                              ============   ============
                                       LIABILITIES
Losses and loss adjustment expenses (Note 6)................  $100,635,181   $114,813,287
Insurance balances payable..................................    10,020,856      7,078,910
Unearned premiums...........................................        75,272         69,857
Due to shareholders (Note 7)................................            --        211,875
Accounts payable............................................       332,646        237,925
Negative goodwill (Note 1)..................................     2,969,394      3,817,794
                                                              ------------   ------------
                                                               114,033,349    126,229,648
                                                              ------------   ------------
                                  SHAREHOLDERS' EQUITY
Share capital
  Authorized, issued and fully paid 12,000 common shares of
     par value $l each......................................        12,000         12,000
Contributed surplus (Note 9)................................    17,241,900     17,241,900
Retained earnings...........................................     4,797,671     19,123,002
                                                              ------------   ------------
                                                                22,051,571     36,376,902
                                                              ------------   ------------
                                                              $136,084,920   $162,606,550
                                                              ============   ============

        See accompanying notes to the consolidated financial statements.

                             B.H. ACQUISITION LTD.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
   THE PERIOD FROM APRIL 3, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
                          (EXPRESSED IN U.S. DOLLARS)

                                                                  2001           2000
                                                              ------------   ------------
Underwriting operations
  Net premiums earned.......................................  $     22,973   $     76,582
                                                              ------------   ------------
  Losses and loss adjustment expenses.......................     3,688,108     (4,482,288)
  Reinsurance recoveries....................................    (4,149,307)    (9,347,178)
  Bad debt expenses.........................................     2,790,845
                                                              ------------   ------------
  Net losses and loss adjustment expenses...................     2,329,646    (13,829,466)
  Underwriting expenses.....................................        94,896        148,699
                                                              ------------   ------------
                                                                 2,424,542    (13,680,767)
                                                              ------------   ------------
  Net underwriting (loss) income............................    (2,401,569)    13,757,349
Net investment income (Note 4)..............................     4,716,200      3,668,667
General and administrative expenses (Note 8)................    (2,919,670)    (1,827,164)
Amortization of negative goodwill...........................       848,400        424,200
Amortization of run-off provision...........................     2,250,000      1,850,000
Other income................................................        90,670            532
Foreign exchange gain.......................................     2,213,640      1,249,418
                                                              ------------   ------------
Net income..................................................     4,797,671     19,123,002
Retained earnings, beginning of period......................    19,123,002             --
Dividends...................................................   (19,123,002)            --
                                                              ------------   ------------
Retained earnings, end of period............................  $  4,797,671   $ 19,123,002
                                                              ============   ============

        See accompanying notes to the consolidated financial statements.

                             B.H. ACQUISITION LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
   THE PERIOD FROM APRIL 3, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
                          (EXPRESSED IN U.S. DOLLARS)

                                                                  2001          2000
                                                              ------------   -----------
Cash flows from operating activities:
  Net income................................................  $  4,797,671   $19,123,002
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization of negative goodwill.......................      (848,400)     (424,200)
    Amortization of run off provision.......................    (2,250,000)   (1,850,000)
    Amortization of fair value adjustment...................       266,421        75,253
    Net unrealized gain on trading securities...............      (169,395)     (144,082)
    Net gain on sale of securities..........................       (37,939)     (874,460)
                                                              ------------   -----------
                                                                 1,758,358    15,905,513
  Changes in assets and liabilities:
    Purchase of trading securities..........................      (532,256)  (10,738,610)
    Proceeds on sale of trading securities..................       584,355    29,107,701
    Due from former parent company of subsidiaries..........            --    57,270,577
    Accrued interest receivable.............................       141,424       461,180
    Insurance balances receivable...........................     1,545,231      (797,442)
    Funds withheld by ceding companies......................        43,409      (130,300)
    Losses and loss adjustment expenses recoverable from
      reinsurers............................................     3,813,385   (12,389,736)
    Losses and loss adjustment expenses.....................   (12,277,521)   (2,588,712)
    Insurance balances payable..............................     2,941,946     4,793,450
    Unearned premiums.......................................         5,415          (845)
    Due to shareholders.....................................      (211,875)     (230,026)
    Net unrealized loss on foreign forward currency
      contracts.............................................            --      (485,676)
    Accounts payable........................................        94,721       164,440
                                                              ------------   -----------
       Net cash (used in) provided by operating
       activities...........................................    (2,093,408)   80,341,514
                                                              ------------   -----------
Cash flows from investing activities:
  Cash on acquisition of subsidiaries, being net cash
    provided by investing activities........................            --     1,348,014
                                                              ------------   -----------
Cash flow from financing activities:
  Proceeds on issue of share capital........................            --        12,000
  Contributed surplus received from shareholders............            --    29,141,900
  Contributed surplus returned to shareholders..............            --   (11,900,000)
  Dividends paid............................................   (19,123,002)           --
                                                              ------------   -----------
       Net cash (used in) provided from financing
       activities...........................................   (19,123,002)   17,253,900
                                                              ------------   -----------
Net (decrease) increase in cash and cash
  equivalents...............................................  $(21,216,410)  $98,943,428
Cash and cash equivalents, beginning of year................    98,943,428            --
                                                              ------------   -----------
Cash and cash equivalents, end of year......................  $ 77,727,018   $98,943,428
                                                              ============   ===========

        See accompanying notes to the consolidated financial statements.

                             B.H. ACQUISITION LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                          (EXPRESSED IN U.S. DOLLARS)

1.  NATURE OF OPERATIONS

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

     Brittany is incorporated under the laws of Bermuda and is in run-off. Prior to run-off, its principal activity was to reinsure property, casualty and excess liability risks, such as environmental and health exposures, of its former affiliates and third parties. Brittany novated its entire book of related party business prior to the acquisition.

     CEAI is incorporated under the laws of Belgium and is in run-off. Its principal activity is the run-off of its insurance and reinsurance risks throughout the world.

     Both acquisitions have been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value at the date of acquisition.

     Negative goodwill on the purchase of Brittany and CEAI is calculated as follows:

Purchase price of Brittany and CEAI.........................   $28,500,000
Direct costs of the acquisitions............................       441,931
                                                               -----------
                                                                28,941,931
Fair value of net assets acquired...........................    33,183,925
                                                               -----------
Negative goodwill at acquisition............................   $(4,241,994)
                                                               ===========

2.  SIGNIFICANT ACCOUNTING POLICIES

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

  BASIS OF CONSOLIDATION

     The accompanying consolidated balance sheets include the accounts and operations of B.H. and its wholly owned subsidiaries, Brittany and CEAI. All significant intercompany accounts and transactions have been eliminated upon consolidation

  CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all money market funds and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                             B.H. ACQUISITION LTD.

  INVESTMENTS

     Debt and equity securities are classified as trading securities and are carried at fair value, with unrealized holding gains and losses included in net income. Realized gains and losses on sales of securities are recognized in net income on the specific identification basis.

  NEGATIVE GOODWILL

     Negative goodwill represents the excess of the fair value of the net assets acquired over the purchase price of Brittany and CEAI. The Company amortizes goodwill over five years on the straight-line basis. Accumulated amortization as of December 31, 2001 and 2000 was $1,272,600 and $424,200, respectively.

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

  ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities" (SFAS 133). SFAS 133, which became effective in the first quarter of 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results from operations.

                             B.H. ACQUISITION LTD.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS
141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). The statements will change the accounting for business combinations and goodwill in two significant ways.

     SFAS 141 requires that the purchase method of accounting be used for all business combination initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

     SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. For the purpose of testing goodwill for impairment, acquired assets and assumed liabilities shall be assigned to a reporting unit as of the acquisition date if the asset will be employed in, or the liability relates to the operations of a reporting unit and the asset or liability will be considered in determining the fair value of the reporting unit. The excess goodwill over the fair value of these assets will be recorded in net income. In the case of negative goodwill, negative goodwill shall be recorded in net income and recognized as the effect of a change in accounting principle upon adoption of that statement, which for the Company will be January 1, 2002.

     The adoption of SFAS 142 will result in the recognition of a gain of $2,969,394 on January 1, 2002.

3.  PLEDGED ASSETS

     Cash equivalents and investments in the amount of $13,854,925 and $16,142,265 as of December 31, 2001 and 2000, respectively, are pledged as collateral against letters of credit in the amount of $12,389,762 and $14,074,233 as of December 31, 2001 and 2000, respectively.

4.  INVESTMENTS

     Estimated fair values of trading investments are as follows:

                                                                2001          2000
                                                             -----------   -----------
Equity securities..........................................  $        --   $   546,416
Mutual funds...............................................   11,037,927    10,336,276
                                                             -----------   -----------
                                                             $11,037,927   $10,882,692
                                                             ===========   ===========

     The mutual funds invest in high credit quality sectors (minimum "A") including US Treasury, US Government Agency, corporate and asset backed and money market instruments denominated in US dollars.

     Major categories of net investment income are summarized as follows:

                                                                 2001         2000
                                                              ----------   ----------
Cash equivalents............................................  $3,978,987   $2,560,955
Dividends and interest on debt and equity securities........     581,081    1,109,156
Investment expenses.........................................     (51,202)    (126,826)
Net gain on sale of debt securities.........................      37,939      874,460
Change in net unrealized holding gain (loss) on trading
  activities................................................     169,395     (749,078)
                                                              ----------   ----------
                                                              $4,716,200   $3,668,667
                                                              ==========   ==========

                             B.H. ACQUISITION LTD.

5.  LOSSES AND LOSS ADJUSTMENT EXPENSES RECOVERABLE FROM REINSURERS

                                                                2001          2000
                                                             -----------   -----------
Losses and loss adjustment expenses recoverable............  $34,470,574   $38,283,959
Fair value adjustment......................................   (6,375,538)   (6,458,532)
                                                             -----------   -----------
                                                             $28,095,036   $31,825,427
                                                             ===========   ===========

     The fair value adjustment, determined based upon the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate of 3.5%, is amortized over the estimated recovery period using the constant yield method.

     The Company used retrocessional agreements to reduce its exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $4,594,491 and $8,130,292 at December 31, 2001 and 2000 respectively.

     At December 31, 2001 and 2000, reinsurance receivables with a carrying value of $12,994,000 and $16,897,034 respectively, were associated with two reinsurers, each of whom represented 10% or more of total reinsurance recoverables. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

6.  LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                               2001           2000
                                                           ------------   ------------
Outstanding and incurred but not reported................  $121,298,335   $133,575,856
Run-off costs provision..................................     6,750,000      9,000,000
Fair value adjustment....................................   (27,413,154)   (27,762,569)
                                                           ------------   ------------
                                                           $100,635,181   $114,813,287
                                                           ============   ============

     Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                                               2001           2000
                                                           ------------   ------------
Balance at January 1, 2001 and at July 3, 2000
  (date of acquisition) (Note 1).........................  $114,813,287   $119,155,102
Less reinsurance recoverables............................   (31,825,427)   (21,653,181)
                                                           ------------   ------------
Net balance at January 1, 2001 and at July 3, 2000.......    82,987,860     97,501,921
  Incurred related to prior years........................      (461,199)   (13,829,466)
Amortization of run-off provision........................    (2,250,000)    (1,850,000)
  Paid related to prior years............................    (3,807,797)     1,165,405
Effect of exchange rate changes..........................    (3,928,719)            --
                                                           ------------   ------------
Net balance at December 31...............................    72,540,145     82,987,860
  Plus reinsurance recoverables..........................    28,095,036     31,825,427
                                                           ------------   ------------
Balance at December 31...................................  $100,635,181   $114,813,287
                                                           ============   ============

     The fair value adjustment, determined based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 3.5%, is amortized over the estimated payout period using the constant yield method.

                             B.H. ACQUISITION LTD.

     Run-off costs provision represents the Company's estimate of the future administrative costs of managing the run-off of Brittany and CEAI.

     The Company's reserve for unpaid losses and loss expenses as of December 31, 2001 and 2000 included $13,091,270 and $11,829,277, respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2001 and 2000 was $22,864,268 and $22,832,763, respectively.

     In establishing the liability for unpaid claims and claim adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.

7.  DUE TO SHAREHOLDERS

     Due to shareholders at December 31, 2000 represented direct costs of the acquisitions paid by the shareholders on behalf of B.H., and was repaid during 2001. The balance was unsecured and interest free.

8.  RELATED PARTY TRANSACTIONS

     The Company was charged administration fees and expenses for the years ended December 31, 2001 and, 2000 amounting to $1,250,000 and $800,000, respectively, by one of the shareholders.

9.  CONTRIBUTED SURPLUS

     On July 3, 2000, B.H.'s shareholders injected contributed surplus in the amount of $29,141,900 into the Company. On October 6, 2000, the Company returned contributed surplus in the amount of $11,900,000 to its shareholders.

10.  CONTINGENCIES

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

11.  TAXATION

     Under current Bermuda law, B.H. and Brittany are not required to pay taxes in Bermuda on either income or capital gains. B.H. and Brittany have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2016.

                             B.H. ACQUISITION LTD.

     CEAI's effective tax rate is approximately 40%. CEAI has tax loss carry-forwards at December 31, 2001 and 2000 of approximately $30,800,000 and $33,400,000, respectively, which do not expire. A valuation allowance has been provided for the tax benefit of these loss carry-forwards as follows:

                                                                2001          2000
                                                             -----------   -----------
Benefit of loss carry-forward..............................  $12,320,000   $13,360,000
Valuation allowance........................................  (12,320,000)  (13,360,000)
                                                             -----------   -----------
                                                             $        --   $        --
                                                             ===========   ===========

12.  STATUTORY REQUIREMENT

     B.H.'s ability to pay dividends and its operating expenses is dependent on cash dividends from its reinsurance subsidiaries Brittany and CEAI.

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis"), maintain minimum levels of solvency and liquidity, and comply with risk-based capital requirements and licensing rules. As of December 31, 2001 and 2000, the reinsurance subsidiaries solvency, liquidity, surplus and risk based capital amounts were in excess of the minimum levels required.

13.  COMPARATIVE FIGURES

     Certain of the 2000 figures have been reclassified to conform to the presentation adopted in 2001.