Form 10-Q
period 2002-03-31
ENSTAR GROUP INC
filed 2002-05-15
CIK 55820

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☒  NO ☐

      The number of shares of Registrant’s Common Stock, $.01 par value per share, outstanding at May 10, 2002 was 5,465,753.

      THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE ENSTAR GROUP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, AND ARE HEREBY INCORPORATED BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$73,105	$73,366
Certificates of deposit	4,016	3,991
Other assets	1,346	1,336
Partially owned equity affiliates	23,612	20,928

Total assets	$102,079	$99,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$830	$899
Income taxes payable	73	43
Deferred income taxes	151	151
Deferred liabilities	490	464
Other liabilities	410	407

Total liabilities	1,954	1,964

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock ($.01 par value; 55,000,000 shares authorized, 5,908,104 shares issued at March 31, 2002 and December 31, 2001)	59	59
Additional paid-in capital	188,147	188,001
Accumulated other comprehensive income (loss) of partially owned equity affiliates:
Unrealized holding losses on investments	(308)	(150)
Currency translation adjustment	(7)	18
Accumulated deficit	(81,956)	(84,461)
Treasury stock, at cost (442,351 shares)	(5,810)	(5,810)

Total shareholders’ equity	100,125	97,657

Total liabilities and shareholders’ equity	$102,079	$99,621

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands,
	except per share data)
	(Unaudited)
Interest income	$418	$1,039
Earnings of partially owned equity affiliates	1,886	615
General and administrative expenses	(728)	(583)

Income before income taxes and cumulative effect of a change in accounting principle	1,576	1,071
Income taxes	(38)	(77)

Income before cumulative effect of a change in accounting principle	1,538	994
Cumulative effect of a change in accounting principle, net of income taxes	967	—

Net income	$2,505	$994

Weighted average shares outstanding — basic	5,465,753	5,265,753

Weighted average shares outstanding — assuming dilution	5,731,540	5,392,706

Income per common share before change in accounting principle — basic	$0.28	$0.19
Cumulative effect of a change in accounting principle, net of income taxes	0.18	—

Net income per common share — basic	$0.46	$0.19

Income per common share before change in accounting principle — assuming dilution	$0.27	$0.18
Cumulative effect of a change in accounting principle, net of income taxes	0.17	—

Net income per common share — assuming dilution	$0.44	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
	(Unaudited)
Net income	$2,505	$994
Other comprehensive loss of partially owned equity affiliates:
Unrealized holding losses on investments	(158)	—
Currency translation adjustment	(25)	—

Other comprehensive loss	(183)	—

Comprehensive income	$2,322	$994

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,505	$994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6	25
Earnings of partially owned equity affiliates, net of dividends received	(1,886)	5,696
Cumulative effect of a change in accounting principle from partially owned equity affiliate	(980)	—
Noncash compensation expense	146	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	(40)	32
Other, net	28	(48)

Net cash (used in) provided by operating activities	(221)	6,699

Cash flows from investing activities:
Purchases of certificates of deposit	(1,382)	(1,323)
Maturities of certificates of deposit	1,357	1,282
Other, net	(15)	—

Net cash used in investing activities	(40)	(41)

(Decrease) increase in cash and cash equivalents	(261)	6,658
Cash and cash equivalents at the beginning of the period	73,366	75,252

Cash and cash equivalents at the end of the period	$73,105	$81,910

Supplemental disclosures of cash flow information:
Income taxes paid	$21	$65

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:     General

      The Enstar Group, Inc. and Subsidiary, (the “Company”), is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet its acquisition criteria.

      The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company’s financial condition and results of operations for the interim period. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002 under the Securities Exchange Act of 1934, as amended.

Note 2:     Significant Accounting Policies

(a) Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Cash Equivalents — Cash equivalents consist of short term, highly liquid investments with original purchased maturities of three months or less.

(c) Partially Owned Equity Affiliates — Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company’s proportionate share of the investee’s income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company’s cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company’s proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the investee. The Company would resume application of the equity method once the investee becomes profitable and the Company’s proportionate share of the investee’s earnings equals it cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

(d) Revenue Recognition — Revenue consists of interest income earned from cash, cash equivalents and certificates of deposit and the Company’s proportionate share of earnings from partially owned equity affiliates. Interest income is recorded when earned. The Company’s proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC (“B-Line”) which is recorded three months in arrears.

(e) Reclassifications — Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation.

Note 3:     Partially Owned Equity Affiliates

B-Line

      In November 1998, the Company purchased membership units of B-Line for $965,000 including expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At March 31, 2002, the Company’s ownership percentage was approximately 8.34%.

      The Company’s B-Line membership units are accounted for under the equity method. The operations of B-Line are reported by the Company three months in arrears. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and was being amortized over a period of 10 years. At March 31, 2002 the Company has approximately $552,000 of unamortized goodwill. Since the adoption by the Company of SFAS 142 in January 2002, goodwill is no longer being amortized. (Note 6).

B.H. Acquisition

      In July 2000, the Company, through B.H. Acquisition Limited (“B.H. Acquisition”), a newly-formed joint venture with Castlewood Limited (“Castlewood”) and an entity controlled by Trident II, L.P. (“Trident”), acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. (“Brittany”) and Compagnie Europeenne d’Assurances Industrielles S.A. (“CEAI”) were purchased by B.H. Acquisition for $28.5 million and were accounted for by B.H. Acquisition using the purchase method of accounting. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. In October 2000, the Company received $3.9 million representing the Company’s proportionate share of a capital distribution from B.H. Acquisition. In March 2001, the Company received approximately $6.3 million from B.H. Acquisition representing the Company’s proportionate share of a dividend from B.H. Acquisition. The Company’s ownership in B.H. Acquisition is accounted for using the equity method of accounting.

Castlewood Holdings Limited

      In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the “Castlewood Principals”), completed the formation of a new venture, Castlewood Holdings Limited (“Castlewood Holdings”), to acquire and manage insurance and reinsurance companies, including companies in run-off, and provide management, consulting and other services to the insurance and reinsurance industry (the “Castlewood Holdings Transaction”). The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly incorporated Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings’ voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

      As a result of the contribution of Castlewood’s outstanding stock to Castlewood Holdings, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company has retained its 50% voting interest in B.H. Acquisition. The Company’s ownership in Castlewood Holdings is accounted for using the equity method of accounting.

      Immediately following the closing of the Castlewood Holdings Transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company’s capital contribution to Castlewood Holdings was derived from cash on hand. The remaining commitment of the Company is to be paid, in part or in whole, within 21 days of receipt of a resolution of the board of directors of Castlewood Holdings for the purpose of funding future investments and/or providing working capital. The Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir Limited (“Revir”), a newly formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies, River Thames Insurance Company Limited (“River Thames”), based in London, England, and Overseas Reinsurance Corporation Limited (“Overseas Reinsurance”), based in Bermuda, (collectively, the “River Thames Transaction”) from Rivers Group Limited and Sedgwick Group Limited. The acquisition of the two reinsurance companies has been accounted for by Revir using the purchase method of accounting.

Summarized Financial Information

      Summarized financial information for B-Line, B.H. Acquisition and Castlewood Holdings is as follows:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
	(Unaudited)
Total assets	$693,621	$693,955
Total liabilities	582,058	593,216
Total equity	111,563	100,739

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
	(Unaudited)
Revenue	$13,912	$5,088
Operating income	9,907	2,180
Net income	11,372	3,621

      This summarized financial information reflects the results of B-Line and B.H. Acquisition for all periods presented. The results of Castlewood Holdings are presented from its respective date of ownership.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:     Segment Information

      The Company evaluates the performance of B-Line, B.H. Acquisition and Castlewood Holdings, the Company’s only operating segments, based on 100% of their financial results. B-Line’s, B.H. Acquisition’s and Castlewood Holdings’ consolidated financial information as of and for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31, 2002

		B.H.	Castlewood
	B-Line	Acquisition	Holdings	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting loss		$(247)		$(247)
Revenue	$7,578		$6,343	13,921
Net investment income		584	2,443	3,027
Share of net income of partly-owned company			157	157
General and administrative expenses	(3,989)	(671)	(3,391)	(8,051)
Amortization of run-off provision		563		563
Interest expense	64		(38)	26
Foreign exchange gain (loss)		120	(916)	(796)

Income before income taxes and cumulative effect of a change in accounting principle	3,653	349	4,598	8,600
Income taxes			(198)	(198)

Income before cumulative effect of a change in accounting principle	3,653	349	4,400	8,402
Cumulative effect of a change in accounting principle, net of income taxes		2,969		2,969

Net income	$3,653	$3,318	$4,400	$11,371
Company’s economic ownership %	8.34%	33%	33 1/3%

Company’s earnings of equity affiliates	$305	$1,095	$1,466	$2,866

Partially owned equity affiliates	$2,106	$8,452	$13,054	$23,612

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2001

		B.H.
	B-Line	Acquisition	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting loss		$(66)	$(66)
Revenue	$5,080		5,080
Net investment income		1,675	1,675
General and administrative expenses	(2,031)	(852)	(2,883)
Amortization of negative goodwill		212	212
Amortization of run-off provision		563	563
Interest expense	(803)		(803)
Foreign exchange loss		(232)	(232)

Net income before extraordinary item	2,246	1,300	3,546
Extraordinary item — gain on early retirement of debt	75		75

Net income	$2,321	$1,300	$3,621
Company’s economic ownership %	7.99%	33%

Company’s earnings of equity affiliates	$186	$429	$615

Partially owned equity affiliates	$1,390	$6,203	$7,593

      The operations of B-Line are reported by the Company three months in arrears.

Note 5:     Income per Share

      The table below illustrates the reconciliation between net income per common share — basic and net income per common share — assuming dilution for the three months ended March 31, 2002 and 2001. Net income per common share — basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share — assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company’s stock option/incentive plans.

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands,
	except per share data)
	(Unaudited)
Income before cumulative effect of a change in accounting principle	$1,538	$994
Cumulative effect of a change in accounting principle, net of income taxes	967	—

Net income	$2,505	$994

Income per common share before change in accounting principle — basic	$0.28	$0.19
Cumulative effect of a change in accounting principle, net of income taxes — basic	0.18	—

Net income per common share — basic	$0.46	$0.19

Income per common share before change in accounting principle — assuming dilution	$0.27	$0.18
Cumulative effect of a change in accounting principle, net of income taxes — assuming dilution	0.17	—

Net income per common share — assuming dilution	$0.44	$0.18

Weighted average shares outstanding — basic	5,465,753	5,265,753
Common share equivalents	265,787	126,953

Weighted average shares outstanding — assuming dilution	5,731,540	5,392,706

Note 6:     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets.” This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. It requires the Company to perform a transitional assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. Additionally, intangible assets with an indefinite, economic useful life may not be amortized.

      The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2001. The Company monitors its investment for impairment and determined that its recorded goodwill is not impaired. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings and presented it as a cumulative effect of a change in accounting principle. The Company’s proportionate share of this reversal was $967,000, net of income taxes, and has been presented as a cumulative effect of a change in accounting principle in the consolidated statement of income for the three months ended March 31, 2002.

      SFAS 142 requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, any deferred credit related to an excess over cost (negative

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill) and equity method goodwill. Additionally, adjusted per-share amounts are required to be disclosed for all periods presented. The table below reconciles reported net income and earnings per share amounts to adjusted net income and per share amounts exclusive of amortization expense for the three months ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands,
	except per share data)
	(Unaudited)
Reported income before cumulative effect of a change in accounting principle	$1,538	$994
Reported cumulative effect of a change in accounting principle, net of income taxes	967	—

Reported net income	2,505	994
Goodwill amortization	—	18
Negative goodwill amortization (through B.H. Acquisition)	—	(65)

Adjusted net income	$2,505	$947

Earnings per common share — basic:
Reported income before change in accounting principle	$0.28	$0.19
Reported cumulative effect of a change in accounting principle, net of income taxes	0.18	—

Reported net income	0.46	0.19
Goodwill amortization	—	0.00
Negative goodwill amortization	—	(0.01)

Adjusted net income	$0.46	$0.18

Earnings per common share — assuming dilution:
Reported income before change in accounting principle	$0.27	$0.18
Reported cumulative effect of a change in accounting principle, net of income taxes	0.17	—

Reported net income	0.44	0.18
Goodwill amortization	—	0.00
Negative goodwill amortization	—	(0.01)

Adjusted net income	$0.44	$0.17

Weighted average shares outstanding — basic	5,465,753	5,265,753

Weighted average shares outstanding — assuming dilution	5,731,540	5,392,706

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Shareholders of

The Enstar Group, Inc.
Montgomery, Alabama

      We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and Subsidiary (“Enstar”) as of March 31, 2002, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of Enstar’s management.

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

      As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002 Enstar changed its method of accounting for goodwill pursuant to Statement of Financial Accounting Standards No. 142.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Enstar as of December 31, 2001 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

May 10, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Acquisitions

      In November 2001, the Company, together with Trident and the Castlewood Principals, completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off, and provide management, consulting and other services to the insurance and reinsurance industry. The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly-formed Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings’ voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company’s ownership in Castlewood Holdings is accounted for using the equity method of accounting.

      Immediately following the closing of the Castlewood Holdings transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company’s capital contribution to Castlewood Holdings was derived from cash on hand; the Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

      In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir, a newly-formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the River Thames Transaction.

      In July 2000, the Company, through B.H. Acquisition, a newly-formed joint venture with Castlewood and an entity controlled by Trident, acquired as an operating business, two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. As a result of the contribution of Castlewood’s outstanding stock to Castlewood Holdings, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company has retained its 50% voting interest in B.H. Acquisition.

Liquidity and Capital Resources

      The Company’s assets, aggregating approximately $102.1 million at March 31, 2002, consist primarily of approximately $73.1 million in cash and cash equivalents, approximately $4.0 million in certificates of deposit and approximately $23.6 million in partially owned equity affiliates.

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

      With the exception of various expenses incurred in connection with the Company’s search for one or more suitable acquisitions, its only needs are to fund normal operating expenses and its remaining commitment to Castlewood Holdings. The remaining commitment of approximately $27 million is to be paid, in part or in whole, within 21 days of receipt of a resolution of the board of directors of Castlewood Holdings for the purpose of funding future investments and/or providing working capital. The Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

Financial Condition

      The Company had total assets of $102.1 million at March 31, 2002 compared to $99.6 million at December 31, 2001. The increase in total assets was due primarily to earnings of partially owned equity affiliates.

Results of Operations

      The Company reported net income of approximately $2.5 million for the three months ended March 31, 2002, compared to net income of $994,000 for the same period in the prior year.

      Interest income was approximately $418,000 for the three months ended March 31, 2002 compared to approximately $1.0 million for the three months ended March 31, 2001. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased due to a reduction of interest rates earned on the Company’s cash, cash equivalents and certificates of deposit.

      Earnings of partially owned equity affiliates were approximately $1.9 million for the three months ended March 31, 2002 compared to $615,000 for the same period in the prior year. The Company recorded equity in earnings of $115,000 and $429,000 from B.H. Acquisition for the three months ended March 31, 2002 and 2001, respectively. The Company’s equity in earnings from B-Line LLC (“B-Line”) was $305,000 for the three months ended March 31, 2002 compared to $186,000 for the same period in 2001. The Company recorded equity in earnings of approximately $1.5 million from Castlewood Holdings for the three months ended March 31, 2002. In addition, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142.

      General and administrative expenses were $728,000 for the three months ended March 31, 2002 compared to $583,000 for the same period in 2001. The Company recorded $146,000 in non-cash compensation expense in the three months ended March 31, 2002 relating to stock option agreements. In addition, the Company incurred $92,000 in professional fees relating to reporting requirements of the Castlewood Holdings Transaction and the River Thames Transaction during the first quarter of 2002. These increases were partially offset by a substantial decrease in expense for Alabama shares tax in 2002 due to a change in Alabama tax law. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company’s search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

      Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle, was $51,000 for the three months ended March 31, 2002 compared to $77,000 for the same period in 2001. The Company’s effective tax rate remains substantially less than statutory rates primarily due to the availability of net operating loss carryforwards (“NOLs”) for federal tax purposes.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. It requires the Company to perform a transitional assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. Additionally, intangible assets with an indefinite, economic useful life may not be amortized.

      The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2001. The Company monitors its investment for impairment and determined that its recorded goodwill is not impaired. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings and presented it as a cumulative effect of a change in accounting principle. The Company’s proportionate share of this reversal was $967,000, net of income taxes, and has been presented as a cumulative effect of a change in accounting principle in the consolidated statement of income for the three months ended March 31, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $73.1 million in interest bearing accounts (interest at floating rates) and approximately $4.0 million of short-term certificates of deposit (interest at fixed rates) at March 31, 2002. Accordingly, each one percent change in market interest rates would change interest income by approximately $771,000 per annum. However, any future transactions affecting the Company’s cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company’s certificates of deposits, the weighted average original term of certificates held by the Company at March 31, 2002 was approximately six months. The short-term nature of these certificates limits the Company’s risk of changes in the fair value of these certificates.

PART II

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Reference
Number		Description of Exhibits

2.1	—	Shareholders Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated July 18, 2000).
2.2	—	Investment Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated July 18, 2000).
2.3	—	Share Sale and Purchase Agreement, dated as of March 31, 2000, between PetroFina S.A. and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated July 18, 2000).
2.4	—	Share Sale and Purchase Agreement, dated as of March 31, 2000, between PetroFina S.A., Brittany Holdings Limited and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated July 18, 2000).
2.5	—	Share Purchase and Capital Commitment Agreement, dated as of October 1, 2001, between the Company, Castlewood Holdings, Trident, Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated December 13, 2001).
2.6	—	Amendment No. 1 and Waiver of Certain Closing Conditions to the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated December 13, 2001).
3.1	—	Articles of Incorporation of the Company, as amended on June 10, 1998 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 4, 1998).

Reference
Number		Description of Exhibits

3.2	—	Bylaws of the Company, as amended on May 20, 1999 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 6, 1999).
4.1	—	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
4.2	—	Amendment Agreement, dated as of October 20, 1998, to the Rights Agreement, dated as of January 20, 1997, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 1998).
99.1	—	The Enstar Group, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K, dated April 1, 2002).

      (b) Reports on Form 8-K

      On December 13, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 2 — Acquisition or Disposition of Assets, which was subsequently amended by a Current Report on Form 8-K/A, filed February 12, 2002. The following financial statements were included as part of the Current Report on Form 8-K/A:

1. Audited Financial Statements of Castlewood Limited (“Castlewood”) as of and for the years ended March 31, 2001 and 2000.

2. Unaudited Financial Statements of Castlewood as of and for the six month periods ended September 30, 2001 and 2000.

3. Audited Financial Statements of River Thames Insurance Company Limited as of and for the years ended December 31, 2000 and 1999.

4. Unaudited Financial Statements of River Thames Insurance Company Limited as of and for the nine month periods ended September 30, 2001 and 2000.

5. Audited Financial Statements of Overseas Reinsurance Corporation Limited as of and for the years ended December 31, 2000 and 1999.

6. Unaudited Financial Statements of Overseas Reinsurance Corporation Limited as of and for the nine month periods ended September 30, 2001 and 2000.

7. Audited Financial Statements of Regis Agencies Limited as of and for the years ended December 31, 2000 and 1999.

8. Unaudited Financial Statements of Regis Agencies Limited as of and for the nine month periods ended September 30, 2001 and 2000.

9. Unaudited Pro Forma Combined Condensed Balance Sheet of the Company and Subsidiary as of September 30, 2001 and Unaudited Pro Forma Combined Condensed Statements of Income for the year ended December 31, 2000 and for the nine month period ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSTAR GROUP, INC.

By: /s/ CHERYL D. DAVIS

Cheryl D. Davis
Chief Financial Officer, Vice President
of Corporate Taxes, Secretary
(Authorized Officer)
(Principal Financial Officer

Date: May 15, 2002