Form 10-Q
period 2002-06-30
ENSTAR GROUP INC
filed 2002-08-14
CIK 55820

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-07477

The Enstar Group, Inc.

(Exact name of registrant as specified in its charter)

Georgia	63-0590560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Madison Avenue

Montgomery, Alabama 36104
(Address of principal executive offices)

(334) 834-5483

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      The number of shares of Registrant’s Common Stock, $.01 par value per share, outstanding at August 13, 2002 was 5,465,753.

      THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE ENSTAR GROUP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

i

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$76,839	$73,366
Certificates of deposit	3,999	3,991
Other assets	798	1,336
Partially owned equity affiliates	31,041	20,928

Total assets	$112,677	$99,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$808	$899
Income taxes payable	392	43
Deferred income taxes	151	151
Deferred liabilities	516	464
Other liabilities	413	407

Total liabilities	2,280	1,964

Commitments and contingencies (Notes 3 and 7)
Shareholders’ equity:
Common stock ($.01 par value; 55,000,000 shares authorized, 5,908,104 shares issued at June 30, 2002 and December 31, 2001)	59	59
Additional paid-in capital	188,292	188,001
Accumulated other comprehensive income (loss) of partially owned equity affiliates:
Unrealized holding losses on investments	(256)	(150)
Currency translation adjustment	79	18
Accumulated deficit	(71,967)	(84,461)
Treasury stock, at cost (442,351 shares)	(5,810)	(5,810)

Total shareholders’ equity	110,397	97,657

Total liabilities and shareholders’ equity	$112,677	$99,621

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
	(Unaudited)
Interest income	$414	$899	$832	$1,938
Earnings of partially owned equity affiliates	10,592	439	12,478	1,054
General and administrative expenses	(698)	(679)	(1,426)	(1,262)

Income before income taxes and cumulative effect of a change in accounting principle	10,308	659	11,884	1,730
Income taxes	(319)	(50)	(357)	(127)

Income before cumulative effect of a change in accounting principle	9,989	609	11,527	1,603
Cumulative effect of a change in accounting principle, net of income taxes	—	—	967	—

Net income	$9,989	$609	$12,494	$1,603

Weighted average shares outstanding — basic	5,465,753	5,265,753	5,465,753	5,265,753

Weighted average shares outstanding — assuming dilution	5,717,920	5,413,306	5,724,732	5,403,512

Income per common share before change in accounting principle — basic	$1.83	$0.12	$2.11	$0.30
Cumulative effect of a change in accounting principle, net of income taxes — basic	—	—	0.18	—

Net income per common share — basic	$1.83	$0.12	$2.29	$0.30

Income per common share before change in accounting principle — assuming dilution	$1.75	$0.11	$2.01	$0.30
Cumulative effect of a change in accounting principle, net of income taxes — assuming dilution	—	—	0.17	—

Net income per common share — assuming dilution	$1.75	$0.11	$2.18	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
	(Unaudited)
Net income	$9,989	$609	$12,494	$1,603
Other comprehensive income (loss) of partially owned equity affiliates:
Unrealized holding gains (losses) on investments	52	—	(106)	—
Currency translation adjustment	86	—	61	—

Other comprehensive income (loss)	138	—	(45)	—

Comprehensive income	$10,127	$609	$12,449	$1,603

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$12,494	$1,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	51
Earnings of partially owned equity affiliates, net of dividends received	(9,178)	5,257
Cumulative effect of a change in accounting principle from partially owned equity affiliate, net of income taxes	(967)	—
Noncash compensation expense	291	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	245	200
Other, net	608	(94)

Net cash provided by operating activities	3,507	7,017

Cash flows from investing activities:
Purchases of certificates of deposit	(3,999)	(3,923)
Maturities of certificates of deposit	3,991	3,798
Other, net	(26)	(7)

Net cash used in investing activities	(34)	(132)

Increase in cash and cash equivalents	3,473	6,885
Cash and cash equivalents at the beginning of the period	73,366	75,252

Cash and cash equivalents at the end of the period	$76,839	$82,137

Supplemental disclosures of cash flow information:
Income taxes paid	$21	$288

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

      The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company’s financial condition and results of operations for the interim period. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002 under the Securities Exchange Act of 1934, as amended.

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

      (c) Partially Owned Equity Affiliates — Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company’s proportionate share of the investee’s income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company’s cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company’s proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the investee. The Company would resume application of the equity method once the investee becomes profitable and the Company’s proportionate share of the investee’s earnings equals the Company’s cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

      (d) Comprehensive Income — The Company records other comprehensive income from Castlewood Holdings, one of its partially owned equity affiliates. Other comprehensive income arises from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

      (e) Revenue Recognition — Revenue consists of interest income earned from cash, cash equivalents and certificates of deposit and the Company’s proportionate share of earnings from partially owned equity affiliates. Interest income is recorded when earned. The Company’s proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC (“B-Line”) which is recorded three months in arrears.

      (f) Reclassifications — Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Partially Owned Equity Affiliates

     B-Line

      In November 1998, the Company purchased membership units of B-Line for $965,000 including expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At June 30, 2002, the Company’s ownership percentage was approximately 8.34%.

      The Company’s B-Line membership units are accounted for under the equity method. The operations of B-Line are reported by the Company three months in arrears. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and was being amortized over a period of 10 years. At June 30, 2002 the Company has approximately $552,000 of unamortized goodwill. Since the adoption by the Company of SFAS 142 in January 2002, goodwill is no longer being amortized. (Note 6).

     B.H. Acquisition

      In July 2000, the Company, through B.H. Acquisition Limited (“B.H. Acquisition”), a newly-formed joint venture with Castlewood Limited (“Castlewood”) and an entity controlled by Trident II, L.P. (“Trident”), acquired as an operating business, two reinsurance companies of PetroFina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. (“Brittany”) and Compagnie Europeenne d’Assurances Industrielles S.A. (“CEAI”) were purchased by B.H. Acquisition for $28.5 million and were accounted for by B.H. Acquisition using the purchase method of accounting. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. In October 2000, the Company received $3.9 million representing the Company’s proportionate share of a capital distribution from B.H. Acquisition. In March 2001, the Company received approximately $6.3 million from B.H. Acquisition representing the Company’s proportionate share of a dividend from B.H. Acquisition. In May 2002, the Company received $3.3 million from B.H. Acquisition representing the Company’s proportionate share of a dividend from B.H. Acquisition. The Company’s ownership in B.H. Acquisition is accounted for using the equity method of accounting.

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

     Summarized Financial Information

      Summarized financial information for B-Line, B.H. Acquisition and Castlewood Holdings is as follows:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
	(Unaudited)
Total assets	$706,021	$693,955
Total liabilities	569,905	593,216
Total equity	136,116	100,739

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
	(Unaudited)
Revenue	$8,990	$4,211	$22,902	$9,299
Operating income	28,161	958	33,969	2,286
Net income	34,139	2,693	45,511	6,313

      This summarized financial information reflects the results of B-Line and B.H. Acquisition for all periods presented. The results of Castlewood Holdings are presented from its respective date of ownership.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:     Segment Information

      The Company evaluates the performance of B-Line, B.H. Acquisition and Castlewood Holdings, the Company’s only operating segments, based on 100% of their financial results. B-Line’s, B.H. Acquisition’s and Castlewood Holdings’ consolidated financial information as of and for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30, 2002

		B.H.	Castlewood
	B-Line	Acquisition	Holdings	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting gain		$19,840		$19,840
Revenue	$6,484	(1)	$2,507	8,990
Net investment income		532	2,174	2,706
Share of net income of partly-owned company			8,936	8,936
General and administrative expenses	(3,263)	(648)	(5,333)	(9,244)
Amortization of run-off provision		563		563
Interest expense	(333)		(28)	(361)
Foreign exchange gain (loss)		(429)	3,105	2,676

Income before income taxes	2,888	19,857	11,361	34,106
Income tax benefit			33	33

Net income	$2,888	$19,857	$11,394	$34,139
Company’s economic ownership %	8.34%	33%	33 1/3%

Company’s earnings of equity affiliates	$241	$6,553	$3,798	$10,592

	Six Months Ended June 30, 2002

		B.H.	Castlewood
	B-Line	Acquisition	Holdings	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting gain		$19,602		$19,602
Revenue	$14,062	(10)	$8,850	22,902
Net investment income		1,116	4,617	5,733
Share of net income of partly-owned company			9,093	9,093
General and administrative expenses	(7,251)	(1,319)	(8,724)	(17,294)
Amortization of run-off provision		1,126		1,126
Interest expense	(269)		(66)	(335)
Foreign exchange gain (loss)		(309)	2,189	1,880

Income before income taxes and cumulative effect of a change in accounting principle	6,542	20,206	15,959	42,707
Income taxes			(165)	(165)

Income before cumulative effect of a change in accounting principle	6,542	20,206	15,794	42,542
Cumulative effect of a change in accounting principle, net of income taxes		2,969		2,969

Net income	$6,542	$23,175	$15,794	$45,511
Company’s economic ownership %	8.34%	33%	33 1/3%

Company’s earnings of equity affiliates	$546	$7,648	$5,265	$13,459

Partially owned equity affiliates	$2,347	$11,705	$16,989	$31,041

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2001

		B.H.
	B-Line	Acquisition	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting loss		$(68)	$(68)
Revenue	$4,200	11	4,211
Net investment income		1,124	1,124
General and administrative expenses	(1,433)	(807)	(2,240)
Amortization of negative goodwill		212	212
Amortization of run-off provision		563	563
Interest expense	(946)		(946)
Foreign exchange loss		(163)	(163)

Net income	$1,821	$872	$2,693
Company’s economic ownership %	8.34%	33%

Company’s earnings of equity affiliates	$151	$288	$439

	Six Months Ended
	June 30, 2001

		B.H.
	B-Line	Acquisition	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting loss		$(140)	$(140)
Revenue	$9,281	18	9,299
Net investment income		2,799	2,799
General and administrative expenses	(3,465)	(1,659)	(5,124)
Amortization of negative goodwill		424	424
Amortization of run-off provision		1,125	1,125
Interest expense	(1,749)		(1,749)
Foreign exchange loss		(396)	(396)

Net income before extraordinary item	4,067	2,171	6,238
Extraordinary item — gain on early retirement of debt	75		75

Net income	$4,142	$2,171	$6,313
Company’s economic ownership %	8.14%	33%

Company’s earnings of equity affiliates	$338	$716	$1,054

Partially owned equity affiliates	$1,521	$6,491	$8,012

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The operations of B-Line are reported by the Company three months in arrears. The Company’s ownership percentage for B-Line used in the table for the six months ended June 30, 2001 represents a weighted average. The Company’s ownership percentages in B-Line were 7.99% at December 31, 2000 and 8.34% thereafter.

Note 5:     Income per Share

      The table below illustrates the reconciliation between net income per common share — basic and net income per common share — assuming dilution for the three and six months ended June 30, 2002 and 2001. Net income per common share — basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share — assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company’s stock option/incentive plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
	(Unaudited)
Income before cumulative effect of a change in accounting principle	$9,989	$609	$11,527	$1,603
Cumulative effect of a change in accounting principle, net of income taxes	—	—	967	—

Net income	$9,989	$609	$12,494	$1,603

Income per common share before change in accounting principle — basic	$1.83	$0.12	$2.11	$0.30
Cumulative effect of a change in accounting principle, net of income taxes — basic	—	—	0.18	—

Net income per common share — basic	$1.83	$0.12	$2.29	$0.30

Income per common share before change in accounting principle — assuming dilution	$1.75	$0.11	$2.01	$0.30
Cumulative effect of a change in accounting principle, net of income taxes — assuming dilution	—	—	0.17	—

Net income per common share — assuming dilution	$1.75	$0.11	$2.18	$0.30

Weighted average shares outstanding — basic	5,465,753	5,265,753	5,465,753	5,265,753
Common share equivalents	252,167	147,553	258,979	137,759

Weighted average shares outstanding — assuming dilution	5,717,920	5,413,306	5,724,732	5,403,512

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets.” This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. It requires the Company to perform a transitional assessment of whether there is an indication that goodwill is impaired within six months of the date of adoption.

      The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company performed its transitional impairment analysis and concluded that its recorded goodwill was not impaired. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle. The Company’s proportionate share of this reversal was $967,000, net of income taxes, and has been presented as a cumulative effect of a change in accounting principle in the consolidated statement of income for the six months ended June 30, 2002.

      SFAS 142 requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, any deferred credit related to an excess over cost (negative goodwill) and equity method goodwill. Additionally, adjusted per-share amounts are required to be disclosed for all periods presented. The table below reconciles reported net income and earnings per share amounts to adjusted net income and per share amounts exclusive of amortization expense for the three and six months ended June 30, 2002 and 2001.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
	(Unaudited)
Reported income before cumulative effect of a change in accounting principle	$9,989	$609	$11,527	$1,603
Reported cumulative effect of a change in accounting principle, net of income taxes	—	—	967	—

Reported net income	9,989	609	12,494	1,603
Goodwill amortization	—	19	—	38
Negative goodwill amortization (through B.H. Acquisition)	—	(66)	—	(132)

Adjusted net income	$9,989	$562	$12,494	$1,509

Earnings per common share — basic:
Reported income before a change in accounting principle	$1.83	$0.12	$2.11	$0.30
Reported cumulative effect of a change in accounting principle, net of income taxes	—	—	0.18	—

Reported net income	1.83	0.12	2.29	0.30
Goodwill amortization	—	0.00	—	0.01
Negative goodwill amortization	—	(0.01)	—	(0.03)

Adjusted net income	$1.83	$0.11	$2.29	$0.28

Earnings per common share — assuming dilution:
Reported income before a change in accounting principle	$1.75	$0.11	$2.01	$0.30
Reported cumulative effect of a change in accounting principle, net of income taxes	—	—	0.17	—

Reported net income	1.75	0.11	2.18	0.30
Goodwill amortization	—	0.00	—	0.01
Negative goodwill amortization	—	(0.01)	—	(0.02)

Adjusted net income	$1.75	$0.10	$2.18	$0.29

Weighted average shares outstanding — basic	5,465,753	5,265,753	5,465,753	5,265,753

Weighted average shares outstanding — assuming dilution	5,717,920	5,413,306	5,724,732	5,403,512

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also on January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The adoption of SFAS 144 did not have an impact on the Company’s financial position or results of operations.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS 13, which was adopted for transactions occurring subsequent to May 15, 2002. The Company is currently assessing the impact of SFAS 145 on its financial position and results of operations.

      In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of SFAS 146 on its financial position and results of operations.

Note 7:     Subsequent Events

      In July 2002, the Company announced that its partially owned equity affiliate, Castlewood Holdings, signed a definitive agreement for the purchase of Hudson Reinsurance Company Limited, a Bermuda-based subsidiary of Amphion Holdings Inc. The acquisition, which is subject to regulatory approval in Bermuda, will be effected through a wholly owned subsidiary of Castlewood Holdings. The transaction is not significant to the Company’s financial statements and is expected to be funded from internal sources.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

The Enstar Group, Inc.
Montgomery, Alabama

      We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and Subsidiary (“Enstar”) as of June 30, 2002, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of Enstar’s management.

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

      As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, Enstar changed its method of accounting for goodwill pursuant to Statement of Financial Accounting Standards No. 142.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Enstar as of December 31, 2001 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

August 12, 2002

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

Liquidity and Capital Resources

      The Company’s assets, aggregating approximately $112.7 million at June 30, 2002, consist primarily of approximately $76.8 million in cash and cash equivalents, approximately $4.0 million in certificates of deposit and approximately $31.0 million in partially owned equity affiliates.

      The Company’s net increase in cash and cash equivalents for the six months ended June 30, 2002 was approximately $3.5 million. This increase can primarily be attributed to the receipt of a dividend of $3.3 million from B.H. Acquisition in May 2002.

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

Financial Condition

      The Company had total assets of $112.7 million at June 30, 2002 compared to $99.6 million at December 31, 2001. The increase in total assets was due primarily to earnings of partially owned equity affiliates.

Results of Operations

      The Company reported net income of approximately $10.0 million and approximately $12.5 million for the three and six month periods ended June 30, 2002, respectively, compared to net income of $609,000 and approximately $1.6 million for the same periods in the prior year. The changes in net income from the three and six month periods ended June 30, 2002 compared to the same periods in the prior year are primarily a result of an increase in earnings from partially owned equity affiliates, offset by a decrease in interest income.

      Interest income was $414,000 and $832,000 for the three and six months periods ended June 30, 2002, respectively, compared to $899,000 and approximately $1.9 million for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased due to a reduction of interest rates earned on the Company’s cash, cash equivalents and certificates of deposit.

      Earnings of partially owned equity affiliates were approximately $10.6 million and approximately $12.5 million for the three and six month periods ended June 30, 2002, respectively, compared to $439,000 and approximately $1.1 million for the same periods in the prior year. The Company recorded equity in earnings of approximately $6.6 million and approximately $6.7 million from B.H. Acquisition for the three and six month periods ended June 30, 2002, respectively, compared to $288,000 and $716,000 for the same periods in 2001. The Company’s increased earnings attributable to B.H. Acquisition for the three and six month periods ended June 30, 2002 arose primarily from a re-evaluation of the required insurance reserves for losses and loss adjustment expenses of B.H. Acquisition’s subsidiaries. The reserves for losses and loss adjustment expenses continue to be within the range projected by B.H. Acquisition’s external actuaries. The Company’s equity in earnings from B-Line LLC (“B-Line”) was $241,000 and $546,000 for the three and six month periods ended June 30, 2002, respectively, compared to $151,000 and $338,000 for the same periods in 2001. The Company recorded equity in earnings of approximately $3.8 million and approximately $5.3 million from Castlewood Holdings for the three and six months ended June 30, 2002. In addition, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142 in the first quarter of 2002.

      General and administrative expenses were $698,000 and approximately $1.4 million for the three and six month periods ended June 30, 2002, respectively, compared to $679,000 and approximately $1.3 million for the same periods in 2001. The Company recorded $291,000 in non-cash compensation expense in the six months ended June 30, 2002 relating to stock option agreements (the Company will incur additional non-cash compensation expense of $332,000 through June 2004 relating to these stock option agreements). This increase was partially offset by a substantial decrease in expense for Alabama shares tax in 2002 due to a change in Alabama tax law. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company’s search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

      Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle in the first quarter of 2002, was $319,000 and $370,000 for the three and six month periods ended June 30, 2002 compared to $50,000 and $127,000 for the same periods in 2001. The Company’s effective tax rate remains substantially less than statutory rates primarily due to the availability of net operating loss carryforwards (“NOLs”) for federal tax purposes.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. It requires the Company to perform a transitional assessment of whether there is an indication that goodwill is impaired within six months of the date of adoption.

      The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company performed its transitional impairment analysis and concluded that its recorded goodwill was not impaired. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle. The Company’s proportionate share of this reversal was $967,000, net of income taxes, and has been presented as a cumulative effect of a change in accounting principle in the consolidated statement of income for the six months ended June 30, 2002.

      Also on January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The adoption of SFAS 144 did not have an impact on the Company’s financial position or results of operations.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS 13, which was adopted for transactions occurring subsequent to May 15, 2002. The Company is currently assessing the impact of SFAS 145 on its financial position and results of operations.

      In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of SFAS 146 on its financial position and results of operations.

Recent Development

      In July 2002, the Company announced that its partially owned equity affiliate, Castlewood Holdings, signed a definitive agreement for the purchase of Hudson Reinsurance Company Limited, a Bermuda-based subsidiary of Amphion Holdings Inc. The acquisition, which is subject to regulatory approval in Bermuda, will be effected through a wholly owned subsidiary of Castlewood Holdings. The transaction is not significant to the Company’s financial statements and is expected to be funded from internal sources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $76.8 million in interest bearing accounts (interest at floating rates) and approximately $4.0 million of short-term certificates of deposit (interest at fixed rates) at June 30, 2002. Accordingly, each one percent change in market interest rates would change interest income by approximately $808,000 per annum. However, any future transactions affecting the Company’s cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company’s certificates of deposits, the weighted average original term of certificates held by the Company at June 30, 2002 was approximately six months. The short-term nature of these certificates limits the Company’s risk of changes in the fair value of these certificates.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on June 3, 2002. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

(1) To consider and act upon a proposal to elect the following nominees to be Directors for three year terms until the 2005 annual meeting of shareholders:

Nominee	Votes For	Votes Withheld

Nimrod T. Frazer	5,208,356	11,744
John J. Oros	5,208,356	11,744

In addition to Messrs. Frazer and Oros, the continuing directors are T. Whit Armstrong, T. Wayne Davis, J. Christopher Flowers and Jeffrey S. Halis. Messrs. Armstrong and Davis’ terms expire in the year 2003 while Messrs. Flowers and Halis’ terms expire in the year 2004.

(2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2002. Votes cast were: 5,209,824 for, 1,805 against and 8,471 abstentions.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Reference
Number		Description of Exhibits

2.1	—	Shareholders Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated July 18, 2000).
2.2	—	Investment Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated July 18, 2000).
2.3	—	Share Sale and Purchase Agreement, dated as of March 31, 2000, between PetroFina S.A. and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated July 18, 2000).
2.4	—	Share Sale and Purchase Agreement, dated as of March 31, 2000, between PetroFina S.A., Brittany Holdings Limited and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated July 18, 2000).
2.5	—	Share Purchase and Capital Commitment Agreement, dated as of October 1, 2001, between the Company, Castlewood Holdings, Trident, Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated December 13, 2001).
2.6	—	Amendment No. 1 and Waiver of Certain Closing Conditions to the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated December 13, 2001).

Reference
Number		Description of Exhibits

3.1	—	Articles of Incorporation of the Company, as amended on June 10, 1998 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 4, 1998).
3.2	—	Bylaws of the Company, as amended on May 20, 1999 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 6, 1999).
4.1	—	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
4.2	—	Amendment Agreement, dated as of October 20, 1998, to the Rights Agreement, dated as of January 20, 1997, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 1998).
99.1	—	The Enstar Group, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K, dated April 1, 2002).
99.2	—	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      There were no reports filed on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSTAR GROUP, INC.

By:	/s/ CHERYL D. DAVIS

Cheryl D. Davis
Chief Financial Officer, Vice President
of Corporate Taxes, Secretary
(Authorized Officer)
(Principal Financial Officer)

Date: August 14, 2002