Form 10-Q
period 2002-09-30
ENSTAR GROUP INC
filed 2002-11-14
CIK 55820

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      The number of shares of Registrant’s Common Stock, $.01 par value per share, outstanding at November 12, 2002 was 5,465,753.

      THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

i

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$55,645	$73,366
Certificates of deposit	4,014	3,991
Other assets	770	1,336
Partially owned equity affiliates	54,356	20,928

Total assets	$114,785	$99,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$833	$899
Income taxes payable	443	43
Deferred income taxes	151	151
Deferred liabilities	538	464
Other liabilities	416	407

Total liabilities	2,381	1,964

Commitments and contingencies (Notes 3 and 7)
Shareholders’ equity:
Common stock ($.01 par value; 55,000,000 shares authorized, 5,908,104 shares issued at September 30, 2002 and December 31, 2001)	59	59
Additional paid-in capital	188,358	188,001
Accumulated other comprehensive income (loss) of partially owned equity affiliates:
Unrealized holding losses on investments	(9)	(150)
Currency translation adjustment	124	18
Accumulated deficit	(70,318)	(84,461)
Treasury stock, at cost (442,351 shares)	(5,810)	(5,810)

Total shareholders’ equity	112,404	97,657

Total liabilities and shareholders’ equity	$114,785	$99,621

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
	(Unaudited)
Interest income	$382	$788	$1,214	$2,726
Earnings of partially owned equity affiliates	2,022	562	14,500	1,616
General and administrative expenses	(704)	(472)	(2,130)	(1,734)

Income before income taxes and cumulative effect of a change in accounting principle	1,700	878	13,584	2,608
Income taxes	(51)	(51)	(408)	(178)

Income before cumulative effect of a change in accounting principle	1,649	827	13,176	2,430
Cumulative effect of a change in accounting principle, net of income taxes	—	—	967	—

Net income	$1,649	$827	$14,143	$2,430

Weighted average shares outstanding — basic	5,465,753	5,265,753	5,465,753	5,265,753

Weighted average shares outstanding — assuming dilution	5,771,489	5,465,480	5,740,324	5,424,177

Income per common share before change in accounting principle — basic	$0.30	$0.16	$2.41	$0.46
Cumulative effect of a change in accounting principle, net of income taxes — basic	—	—	0.18	—

Net income per common share — basic	$0.30	$0.16	$2.59	$0.46

Income per common share before change in accounting principle — assuming dilution	$0.29	$0.15	$2.30	$0.45
Cumulative effect of a change in accounting principle, net of income taxes — assuming dilution	—	—	0.17	—

Net income per common share — assuming dilution	$0.29	$0.15	$2.47	$0.45

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
	(Unaudited)
Net income	$1,649	$827	$14,143	$2,430
Other comprehensive income of partially owned equity affiliates:
Unrealized holding losses on investments	(40)	—	(225)	—
Less: reclassification adjustment for losses included in net income	287	—	366	—
Currency translation adjustment	45	—	106	—

Other comprehensive income	292	—	247	—

Comprehensive income	$1,941	$827	$14,390	$2,430

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$14,143	$2,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	77
Earnings of partially owned equity affiliates, net of dividends received	(11,200)	4,694
Cumulative effect of a change in accounting principle from partially owned equity affiliate, net of income taxes	(967)	—
Noncash compensation expense	357	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	320	81
Other, net	656	(791)

Net cash provided by operating activities	3,329	6,491

Cash flows from investing activities:
Capital contribution to Castlewood Holdings Limited	(21,000)	—
Purchases of certificates of deposit	(5,396)	(5,280)
Maturities of certificates of deposit	5,373	5,121
Other, net	(27)	(11)

Net cash used in investing activities	(21,050)	(170)

(Decrease) increase in cash and cash equivalents	(17,721)	6,321
Cash and cash equivalents at the beginning of the period	73,366	75,252

Cash and cash equivalents at the end of the period	$55,645	$81,573

Supplemental disclosures of cash flow information:
Income taxes paid	$21	$533

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

      The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company’s financial condition and results of operations for the interim period. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002 under the Securities Exchange Act of 1934, as amended.

      The Company’s common stock is traded on The Nasdaq National Market (“Nasdaq”) under the ticker symbol ESGR. Prior to September 30, 2002, the Company’s common stock was traded in the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Security Dealers, Inc.

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

B-Line

      In November 1998, the Company purchased membership units of B-Line for $965,000 including $15,000 in expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At September 30, 2002, the Company’s ownership percentage was approximately 8.34%.

      The Company’s B-Line membership units are accounted for under the equity method. The operations of B-Line are reported by the Company three months in arrears. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and was being amortized over a period of 10 years. At September 30, 2002 the Company has approximately $552,000 of unamortized goodwill. Since the adoption by the Company of SFAS 142 in January 2002, goodwill is no longer being amortized. (Note 6).

B.H. Acquisition

      In July 2000, the Company, through B.H. Acquisition Limited (“B.H. Acquisition”), a joint venture with Castlewood Limited (“Castlewood”) and an entity controlled by Trident II, L.P. (“Trident”), acquired as an operating business, two reinsurance companies of PetroFina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. (“Brittany”) and Compagnie Europeenne d’Assurances Industrielles S.A. (“CEAI”) were purchased by B.H. Acquisition for $28.5 million and were accounted for by B.H. Acquisition using the purchase method of accounting. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. In March 2001, the Company received approximately $6.3 million from B.H. Acquisition representing the Company’s proportionate share of a dividend from B.H. Acquisition. In May 2002, the Company received $3.3 million from B.H. Acquisition representing the Company’s proportionate share of a dividend from B.H. Acquisition. The Company’s ownership in B.H. Acquisition is accounted for using the equity method of accounting.

Castlewood Holdings Limited

      In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the “Castlewood Principals”), completed the formation of a new venture, Castlewood Holdings Limited (“Castlewood Holdings”), to acquire and manage insurance and reinsurance companies, including companies in “run-off” (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the “Castlewood Holdings Transaction”). The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly incorporated Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings’

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

      As a result of the contribution of Castlewood’s outstanding stock to Castlewood Holdings, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company’s combined voting interest in B.H. Acquisition is limited to 50%. The Company’s ownership in Castlewood Holdings is accounted for using the equity method of accounting.

      Immediately following the closing of the Castlewood Holdings Transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company’s capital contribution to Castlewood Holdings was derived from cash on hand. In August 2002, the Company funded an additional $21 million to Castlewood Holdings, which also was derived from cash on hand. The funds were used, in part, to capitalize Fitzwilliam (SAC) Insurance Limited (“Fitzwilliam”), a wholly owned subsidiary of Castlewood Holdings. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.0 million (which includes $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) is to be paid by the Company, in part or in whole, within 21 days of receipt of a resolution of the board of directors of Castlewood Holdings for the purpose of funding future investments and/or providing working capital. The Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

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

      In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited, a Bermuda-based subsidiary of Amphion Holdings Inc.

Summarized Financial Information

      Summarized financial information for B-Line, B.H. Acquisition and Castlewood Holdings is as follows:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
	(Unaudited)
Total assets	$767,179	$693,955
Total liabilities	579,298	593,216
Total equity	187,881	100,739

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
	(Unaudited)
Revenue	$13,387	$5,108	$36,290	$14,407
Operating income	4,650	1,429	38,619	3,714
Net income	8,888	3,303	54,399	9,617

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      This summarized financial information reflects the results of B-Line and B.H. Acquisition for all periods presented. The results of Castlewood Holdings are presented from its respective date of ownership.

Note 4:	Segment Information

      The Company evaluates the performance of B-Line, B.H. Acquisition and Castlewood Holdings, the Company’s only operating segments, based on 100% of their financial results. B-Line’s, B.H. Acquisition’s and Castlewood Holdings’ consolidated financial information as of and for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30, 2002

		B.H.	Castlewood
	B-Line	Acquisition	Holdings	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting loss		$(201)		$(201)
Revenue	$7,044		$6,343	13,387
Net investment income		364	1,772	2,136
Share of net income of partly-owned company			237	237
General and administrative expenses	(2,641)	(817)	(4,648)	(8,106)
Amortization of run-off provision		563		563
Interest expense	(648)		(20)	(668)
Foreign exchange gain		617	1,187	1,804

Income before income taxes	3,755	526	4,871	9,152
Income taxes			(264)	(264)

Net income	$3,755	$526	$4,607	$8,888
Company’s economic ownership %	8.34%	33%	33 1/3%

Company’s earnings of equity affiliates	$313	$173	$1,536	$2,022

	Nine Months Ended September 30, 2002

		B.H.	Castlewood
	B-Line	Acquisition	Holdings	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting gain		$19,403		$19,403
Revenue	$21,107	(11)	$15,194	36,290
Net investment income		1,480	6,389	7,869
Share of net income of partly-owned company			9,329	9,329
General and administrative expenses	(9,893)	(2,137)	(13,371)	(25,401)
Amortization of run-off provision		1,688		1,688
Interest expense	(917)		(86)	(1,003)
Foreign exchange gain		309	3,376	3,685

Income before income taxes and cumulative effect of a change in accounting principle	10,297	20,732	20,831	51,860
Income taxes			(430)	(430)

Income before cumulative effect of a change in accounting principle	10,297	20,732	20,401	51,430
Cumulative effect of a change in accounting principle, net of income taxes		2,969		2,969

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2002

		B.H.	Castlewood
	B-Line	Acquisition	Holdings	Total

	(Dollars in thousands)
	(Unaudited)
Net income	$10,297	$23,701	$20,401	$54,399
Company’s economic ownership %	8.34%	33%	33 1/3%

Company’s earnings of equity affiliates	$859	$7,821	$6,800	$15,480

Partially owned equity affiliates	$2,660	$11,879	$39,817	$54,356

	Three Months Ended
	September 30, 2001

		B.H.
	B-Line	Acquisition	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting loss		$(73)	$(73)
Revenue	$5,106	2	5,108
Net investment income		1,038	1,038
General and administrative expenses	(2,044)	(640)	(2,684)
Amortization of negative goodwill		212	212
Amortization of run-off provision		563	563
Interest expense	(922)		(922)
Foreign exchange gain		62	62

Net income	$2,140	$1,164	$3,304
Company’s economic ownership %	8.34%	33%

Company’s earnings of equity affiliates	$178	$384	$562

	Nine Months Ended
	September 30, 2001

		B.H.
	B-Line	Acquisition	Total

	(Dollars in thousands)
	(Unaudited)
Net underwriting loss		$(214)	$(214)
Revenue	$14,387	21	14,408
Net investment income		3,837	3,837
General and administrative expenses	(5,509)	(2,299)	(7,808)
Amortization of negative goodwill		636	636
Amortization of run-off provision		1,688	1,688
Interest expense	(2,671)		(2,671)
Foreign exchange loss		(334)	(334)

Net income before extraordinary item	6,207	3,335	9,542
Extraordinary item — gain on early retirement of debt	75		75

Net income	$6,282	$3,335	$9,617

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2001

		B.H.
	B-Line	Acquisition	Total

	(Dollars in thousands)
	(Unaudited)
Company’s economic ownership %	8.21%	33%

Company’s earnings of equity affiliates	$516	$1,100	$1,616

Partially owned equity affiliates	$1,680	$6,875	$8,555

      The operations of B-Line are reported by the Company three months in arrears. The Company’s ownership percentage for B-Line used in the table for the nine months ended September 30, 2001 represents a weighted average. The Company’s ownership percentages in B-Line were 7.99% at December 31, 2000 and 8.34% thereafter.

Note 5:	Income per Share

      The table below illustrates the reconciliation between net income per common share — basic and net income per common share — assuming dilution for the three and nine months ended September 30, 2002 and 2001. Net income per common share — basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share — assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company’s stock option/incentive plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
	(Unaudited)
Income before cumulative effect of a change in accounting principle	$1,649	$827	$13,176	$2,430
Cumulative effect of a change in accounting principle, net of income taxes	—	—	967	—

Net income	$1,649	$827	$14,143	$2,430

Income per common share before change in accounting principle — basic	$0.30	$0.16	$2.41	$0.46
Cumulative effect of a change in accounting principle, net of income taxes — basic	—	—	0.18	—

Net income per common share — basic	$0.30	$0.16	$2.59	$0.46

Income per common share before change in accounting principle — assuming dilution	$0.29	$0.15	$2.30	$0.45
Cumulative effect of a change in accounting principle, net of income taxes — assuming dilution	—	—	0.17	—

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
	(Unaudited)
Net income per common share — assuming dilution	$0.29	$0.15	$2.47	$0.45

Weighted average shares outstanding — basic	5,465,753	5,265,753	5,465,753	5,265,753
Common share equivalents	305,736	199,727	274,571	158,424

Weighted average shares outstanding — assuming dilution	5,771,489	5,465,480	5,740,324	5,424,177

Note 6:	Recent Accounting Pronouncements

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

      The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company performed its transitional impairment analysis and concluded that its recorded goodwill was not impaired. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle. The Company’s proportionate share of this reversal was $967,000, net of income taxes, and has been presented as a cumulative effect of a change in accounting principle in the consolidated statement of income for the nine months ended September 30, 2002.

      SFAS 142 requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, any deferred credit related to an excess over cost (negative goodwill) and equity method goodwill. Additionally, adjusted per-share amounts are required to be disclosed for all periods presented. The table below reconciles reported net income and earnings per share amounts to adjusted net income and per share amounts exclusive of amortization expense for the three and nine months ended September 30, 2002 and 2001.

THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
	(Unaudited)
Reported income before cumulative effect of a change in accounting principle	$1,649	$827	$13,176	$2,430
Reported cumulative effect of a change in accounting principle, net of income taxes	—	—	967	—

Reported net income	1,649	827	14,143	2,430
Goodwill amortization	—	19	—	57
Negative goodwill amortization (through B.H. Acquisition)	—	(66)	—	(198)

Adjusted net income	$1,649	$780	$14,143	$2,289

Earnings per common share — basic:
Reported income before a change in accounting principle	$0.30	$0.16	$2.41	$0.46
Reported cumulative effect of a change in accounting principle, net of income taxes	—	—	0.18	—

Reported net income	0.30	0.16	2.59	0.46
Goodwill amortization	—	0.00	—	0.01
Negative goodwill amortization	—	(0.01)	—	(0.04)

Adjusted net income	$0.30	$0.15	$2.59	$0.43

Earnings per common share — assuming dilution:
Reported income before a change in accounting principle	$0.29	$0.15	$2.30	$0.45
Reported cumulative effect of a change in accounting principle, net of income taxes	—	—	0.17	—

Reported net income	0.29	0.15	2.47	0.45
Goodwill amortization	—	0.00	—	0.01
Negative goodwill amortization	—	(0.01)	—	(0.04)

Adjusted net income	$0.29	$0.14	$2.47	$0.42

Weighted average shares outstanding —
Basic	5,465,753	5,265,753	5,465,753	5,265,753

Weighted average shares outstanding assuming dilution	5,771,489	5,465,480	5,740,324	5,424,177

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

Note 7:     Subsequent Events

      In November 2002, the Company received a commitment fee of approximately $208,000 in connection with a standby purchase commitment entered into by the Company through a newly-formed Canadian limited partnership with J.C. Flowers I LP, Shinsei Bank, Ltd. and Fitzwilliam (SAC) Insurance Limited. The commitment was for the purchase of ordinary shares of Zurich Financial Services, a Swiss company (“Zurich”), to be issued in connection with a rights offering by Zurich to its existing shareholders. The Company’s participation in this commitment was previously announced in September 2002. The commitment was never executed and no funds were contributed by the Company. J.C. Flowers I LP is a fund managed by J. Christopher Flowers, Vice Chairman of the Company’s board of directors and the Company’s largest shareholder. Mr. Flowers also is a director of Shinsei Bank, Ltd.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

The Enstar Group, Inc.
Montgomery, Alabama

      We have reviewed the accompanying consolidated balance sheet of The Enstar Group, Inc. and Subsidiary (“Enstar”) as of September 30, 2002, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of Enstar’s management.

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

November 11, 2002

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Through the operations of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company has acquired and manages books of reinsurance business from the international markets. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company’s participation in the reinsurance industry see “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Form 10-Q.

      In November 2001, the Company, together with Trident and the Castlewood Principals, completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in “run-off” (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry. The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly-formed Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings’ voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company’s ownership in Castlewood Holdings is accounted for using the equity method of accounting.

      Immediately following the closing of the Castlewood Holdings transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company’s capital contribution to Castlewood Holdings was derived from cash on hand. In August 2002, the Company funded an additional $21 million to Castlewood Holdings, which also was derived from cash on hand. The funds were used, in part, to capitalize Fitzwilliam, a wholly owned subsidiary of Castlewood Holdings. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.0 million (which includes $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) is to be paid by the Company, in part or in whole, within 21 days of receipt of a resolution of the board of directors of Castlewood Holdings for the purpose of funding future investments and/or providing working capital. The Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

      In conjunction with the closing of the Castlewood Holdings transaction, the Company also transferred its shares in Revir, a newly-formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies, River Thames, based in London, England, and Overseas Reinsurance, based in Bermuda, from Rivers Group Limited and Sedgwick Group Limited.

      In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited, a Bermuda-based subsidiary of Amphion Holdings Inc.

      In July 2000, the Company, through B.H. Acquisition, a joint venture with Castlewood and an entity controlled by Trident, acquired as an operating business, two reinsurance companies of PetroFina S.A., a subsidiary of TotalFina Elf S.A. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. As a result of the contribution of Castlewood’s outstanding stock to Castlewood Holdings, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company’s combined voting interest in B.H. Acquisition is limited to 50%.

Liquidity and Capital Resources

      The Company’s assets, aggregating approximately $114.8 million at September 30, 2002, consist primarily of approximately $55.6 million in cash and cash equivalents, approximately $4.0 million in certificates of deposit and approximately $54.4 million in partially owned equity affiliates.

      The Company’s net decrease in cash and cash equivalents for the nine months ended September 30, 2002 was approximately $17.7 million. This decrease can primarily be attributed to a capital contribution of $21 million to Castlewood Holdings in August 2002, partially offset by the receipt of a dividend of $3.3 million from B.H. Acquisition in May 2002.

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

      With the exception of various expenses incurred in connection with the Company’s search for one or more suitable acquisitions, its only needs are to fund normal operating expenses and its remaining commitment to Castlewood Holdings. The remaining commitment of approximately $7.0 million is to be paid, in part or in whole, within 21 days of receipt of a resolution of the board of directors of Castlewood Holdings for the purpose of funding future investments and/or providing working capital. The Company expects to use internal funds to satisfy its remaining commitment to Castlewood Holdings.

Financial Condition

      The Company had total assets of $114.8 million at September 30, 2002 compared to $99.6 million at December 31, 2001. The increase in total assets was due primarily to earnings of partially owned equity affiliates.

Results of Operations

      The Company reported net income of approximately $1.6 million and approximately $14.1 million for the three and nine month periods ended September 30, 2002, respectively, compared to net income of $827,000 and approximately $2.4 million for the same periods in the prior year. The changes in net income from the three and nine month periods ended September 30, 2002 compared to the same periods in the prior year are primarily a result of an increase in earnings from partially owned equity affiliates, offset by a decrease in interest income.

      Interest income was $382,000 and approximately $1.2 million for the three and nine months periods ended September 30, 2002, respectively, compared to $788,000 and approximately $2.7 million for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased due to a reduction of interest rates earned on the Company’s cash, cash equivalents and certificates of deposit and a reduction in cash and cash equivalents resulting from the capital contribution of $21 million to Castlewood Holdings in August 2002.

      Earnings of partially owned equity affiliates were approximately $2.0 million and approximately $14.5 million for the three and nine month periods ended September 30, 2002, respectively, compared to $562,000 and approximately $1.6 million for the same periods in the prior year. The Company recorded equity in earnings of approximately $173,000 and approximately $6.8 million from B.H. Acquisition for the three and nine month periods ended September 30, 2002, respectively, compared to $384,000 and approximately $1.1 million for the same periods in 2001. The Company’s increased earnings attributable to B.H. Acquisition for the nine month period ended September 30, 2002 arose primarily from a re-evaluation based on actuarial studies of the required insurance reserves for losses and loss adjustment expenses of B.H. Acquisition’s subsidiaries. The reserves for losses and loss adjustment expenses continue to be within the range projected by B.H. Acquisition’s external actuaries. The Company’s equity in earnings from B-Line LLC (“B-Line”) was

$313,000 and $859,000 for the three and nine month periods ended September 30, 2002, respectively, compared to $178,000 and $516,000 for the same periods in 2001. The Company recorded equity in earnings of approximately $1.5 million and approximately $6.8 million from Castlewood Holdings for the three and nine months ended September 30, 2002. In addition, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142 in the first quarter of 2002. For further discussion of Castlewood Holdings’ and B.H. Acquisition’s results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Partially Owned Equity Affiliates”.

      General and administrative expenses were $704,000 and approximately $2.1 million for the three and nine month periods ended September 30, 2002, respectively, compared to $472,000 and approximately $1.7 million for the same periods in 2001. In September 2002, the Company paid a $99,000 entry fee for the Company’s initial inclusion on Nasdaq. The Company recorded $66,000 and $357,000 in non-cash compensation expense in the three and nine month periods ended September 30, 2002, respectively, relating to stock option agreements (the Company will incur additional non-cash compensation expense of $266,000 through June 2004 relating to these stock option agreements). This increase was partially offset by a substantial decrease in expense for Alabama shares tax in 2002 due to a change in Alabama tax law. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company’s search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

      Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle in the first quarter of 2002, was $51,000 and $421,000 for the three and nine month periods ended September 30, 2002 compared to $51,000 and $178,000 for the same periods in 2001. The Company’s effective tax rate remains substantially less than statutory rates primarily due to the availability of net operating loss carryforwards (“NOLs”) for federal tax purposes.

Results of Operations — Partially Owned Equity Affiliates

      Due to the substantial dependence of Enstar’s results of operations on the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies’ results of operations:

Castlewood Holdings

      Castlewood Holdings reported consolidated net income of approximately $4.6 and $20.4 million for the three and nine month periods ended September 30, 2002, respectively. Comparative information is not applicable, as Castlewood Holdings was formed in November 2001.

      Castlewood Holdings earned revenues from consulting fees of approximately $6.3 million and $15.2 million for the three and nine month periods ended September 30, 2002, respectively. The company generates the income based on a combination of fixed and success based fee arrangements. Fees will vary on a quarterly basis dependent on the success and timing of completion of success based fee arrangements. Included in these amounts were $313,000 and $938,000 for the three and nine month periods, respectively, in consulting fees charged to B.H. Acquisition, a related party.

      Castlewood Holdings also recorded equity in earnings of B.H. Acquisition of $237,000 and approximately $9.3 million for the three and nine month periods ended September 30, 2002, respectively. Investment income, earned on cash, cash equivalents and fixed income securities, was approximately $1.8 million and $6.4 million for the three and nine months periods ended September 30, 2002, respectively.

      General and administrative expenses were approximately $4.7 and $13.4 million for the three and nine months ended September 30, 2002, respectively. General and administrative expenses include salaries and benefits, rent and rent related costs, professional fees (legal, audit and actuarial), travel expenses and other operating expenses. Castlewood Holdings operates in both the UK and Bermuda and its staff travels frequently in connection with its search for acquisition opportunities and in the general management of the business.

      Castlewood Holdings recorded foreign exchange gains of approximately $1.2 million and $3.4 million for the three and nine months ended September 30, 2002. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

      Income taxes of $264,000 and $430,000 were recorded for the three and nine month periods ended September 30, 2002. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

B.H. Acquisition

      B.H. Acquisition reported net income of $526,000 and approximately $23.7 million for the three and nine month periods ended September 30, 2002, respectively, compared to net income of approximately $1.2 million and $3.3 million for the same periods in the prior year.

      B.H. Acquisition recorded an underwriting loss of $201,000 and underwriting income of approximately $19.4 million for the three and nine month periods ended September 30, 2002, respectively, compared to an underwriting loss of $73,000 and $214,000 for the same periods in the prior year. The increased underwriting income for the nine month period was attributable primarily to the re-evaluation of required insurance reserves for loss and loss adjustment expenses in its subsidiaries. This re-evaluation was made based on an independent actuarial review. Investment income, primarily from cash, cash equivalents and mutual funds, was $364,000 and approximately $1.5 million for the three and nine months periods ended September 30, 2002, respectively, compared to $1.0 and $3.8 million, respectively. The decrease was due to decreased interest rates and the payment of cash dividends to shareholders.

      General and administrative expenses, net of amortization of the run-off provision, were $254,000 and $449,000 for the three and nine months ended September 30, 2002, respectively, compared to $77,000 and $611,000 for the same periods in the prior year. General and administrative expenses include legal, audit, management and actuarial expenses.

      B.H. Acquisition recorded foreign exchange gains of $617,000 and $309,000 for the three and nine months ended September 30, 2002, respectively, compared to a gain of $62,000 and a loss of $334,000 for the same periods in the prior year. Through its subsidiaries, BH Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

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

      The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company performed its transitional impairment analysis and concluded that its recorded goodwill was not impaired. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle. The Company’s proportionate share of this reversal was $967,000, net of income taxes, and has been presented as a cumulative effect of a change in accounting principle in the consolidated statement of income for the nine months ended September 30, 2002.

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

Critical Accounting Policies

Enstar

      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with the Company’s evaluation of income tax reserves.

      Income Tax Valuation Reserve — The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating loss carryforwards and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at September 30, 2002 is based on management’s assessment of the Company’s earnings history, expectations of future taxable income, and other relevant considerations.

Castlewood Holdings and B.H. Acquisition

      Certain amounts in Castlewood Holdings’ and B.H. Acquisition’s consolidated financial statements are the result of transactions that require the use of best estimates and assumptions to determine reported values. These amounts could ultimately be materially different than what has been provided for in their consolidated financial statements. The assessment of loss reserves and reinsurance recoverable are considered to be the values requiring the most inherently subjective and complex estimates. As such, the accounting policies for these amounts are of critical importance to their consolidated financial statements.

      Loss and Loss Adjustment Expense Provisions — Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, Castlewood Holdings’ and B.H. Acquisition’s liability for unpaid losses and loss expenses is based largely upon estimates. Castlewood Holdings’ and B.H. Acquisition’s management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for losses incurred but not reported. Such reserves are estimated by management based upon reports received from ceding companies, supplemented by Castlewood Holdings’ and B.H. Acquisition’s own actuarial estimates of reserves for which ceding company reports have not been received, and also include their own historical experience. To the extent that Castlewood Holdings’ or B.H. Acquisition’s own historical experience is inadequate for estimating reserves, such estimates may be actuarially determined based upon industry experience and management’s judgment. These estimates are continually reviewed and Castlewood Holdings’ and B.H. Acquisition’s ultimate liability may be greater than or less than the amount estimated, with any adjustments in such estimates being reflected in the periods in which they become known.

      Reinsurance Recoverables — One of the ways loss exposure is managed is through the use of reinsurance. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve Castlewood Holdings or B.H. Acquisition of their liabilities to their insureds. Accordingly, loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those unpaid losses as well as amounts recoverable from reinsurers with respect to claims, which have already been paid.

      Goodwill — On January 1, 2002, Castlewood Holdings adopted SFAS 142 and is required to assess its goodwill for impairment on at least an annual basis. In assessing the recoverability of Castlewood Holdings’ goodwill, Castlewood Holdings must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or there related assumptions change in the future, Castlewood Holdings may be required to record impairment charges for these assets.

Recent Developments

      In November 2002, the Company received a commitment fee of approximately $208,000 in connection with a standby purchase commitment entered into by the Company through a newly-formed Canadian limited partnership with J.C. Flowers I LP, Shinsei Bank, Ltd. and Fitzwilliam. The commitment was for the purchase of ordinary shares of Zurich Financial Services, a Swiss company (“Zurich”), to be issued in connection with a rights offering by Zurich to its existing shareholders. The Company’s participation in this commitment was previously announced in September 2002. The commitment was never executed and no funds were contributed by the Company. J.C. Flowers I LP is a fund managed by J. Christopher Flowers, Vice Chairman of the Company’s board of directors and the Company’s largest shareholder. Mr. Flowers also is a director of Shinsei Bank, Ltd.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $55.6 million in interest bearing accounts (interest at floating rates) and approximately $4.0 million of short-term certificates of deposit (interest at fixed rates) at September 30, 2002. Accordingly, each one percent change in market interest rates would change interest income by approximately $596,000 per annum. However, any future transactions affecting the Company’s cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company’s certificates of deposits, the weighted average original term of certificates held by the Company at September 30, 2002 was approximately six months. The short-term nature of these certificates limits the Company’s risk of changes in the fair value of these certificates.

      The Company is also exposed to foreign currency risk through its investments in partially owned equity affiliates and their subsidiaries. Foreign currency risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. These entities conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being in Euros and British pounds. Assets and liabilities denominated in foreign currencies are exposed to risk stemming from changes in currency exchange rates. Exchange rate fluctuations impact the Company’s and its partially owned equity affiliates’ reported consolidated financial condition, results of operations and cash flows from year to year.

Item 4.     Controls and Procedures

      Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor have there been any significant deficiencies or material weaknesses. As a result, no corrective actions were required or undertaken.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Reference
Number		Description of Exhibits

2.1	—	Shareholders Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated July 18, 2000).
2.2	—	Investment Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated July 18, 2000).
2.3	—	Share Sale and Purchase Agreement, dated as of March 3, 2000, between PetroFina S.A. and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated July 18, 2000).
2.4	—	Share Sale and Purchase Agreement, dated as of March 31, 2000, between PetroFina S.A., Brittany Holdings Limited and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated July 18, 2000).
2.5	—	Share Purchase and Capital Commitment Agreement, dated as of October 1, 2001, between the Company, Castlewood Holdings, Trident, Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated December 13, 2001).
2.6	—	Amendment No. 1 and Waiver of Certain Closing Conditions to the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated December 13, 2001).
3.1	—	Articles of Incorporation of the Company, as amended on June 10, 1998 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 4, 1998).
3.2	—	Bylaws of the Company, as amended on May 20, 1999 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 6, 1999).

Reference
Number		Description of Exhibits

4.1	—	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
4.2	—	Amendment Agreement, dated as of October 20, 1998, to the Rights Agreement, dated as of January 20, 1997, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 1998).
99.1	—	The Enstar Group, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements.
99.2	—	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On August 30, 2002 the Company filed a Current Report on Form 8-K pursuant to Item 5 — Other Events.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSTAR GROUP, INC.

By:	/s/ CHERYL D. DAVIS

Cheryl D. Davis
Chief Financial Officer, Vice President
of Corporate Taxes, Secretary
(Authorized Officer)
(Principal Financial Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Nimrod T. Frazer, Chairman of the Board of Directors and Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of The Enstar Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ NIMROD T. FRAZER

Nimrod T. Frazer
Chairman of the Board of Directors
and Chief Executive Officer

Date: November 14, 2002

I, Cheryl D. Davis, Chief Financial Officer, Vice President of Corporate Taxes and Secretary, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of The Enstar Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CHERYL D. DAVIS

Cheryl D. Davis
Chief Financial Officer,
Vice President of Corporate Taxes, Secretary

Date: November 14, 2002