Form 10-K
period 2002-12-31
ENSTAR GROUP INC
filed 2003-03-31
CIK 55820

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

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                              OR
      ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 28, 2002, was $86,498,206 (Based on the closing price on such date of the Registrant's Common Stock on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc.).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at March 24, 2003 was 5,465,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1.    Business....................................................     1
 2.    Properties..................................................     4
 3.    Legal Proceedings...........................................     4
 4.    Submission of Matters to a Vote of Security Holders.........     4
       Supplementary Item. Certain Risk Factors....................     4
                                 PART II
 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................     4
 6.    Selected Financial Data.....................................     5
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     6
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................    14
 8.    Financial Statements and Supplementary Data.................    15
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................    38
                                PART III
10.    Directors and Executive Officers of the Registrant..........    38
11.    Executive Compensation......................................    38
12.    Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters..................    38
13.    Certain Relationships and Related Transactions..............    38
14.    Controls and Procedures.....................................    38
                                 PART IV
15.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................    39

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Enstar Group, Inc. (the "Company") through the operations of its partially owned equity affiliates, Castlewood Holdings Limited ("Castlewood Holdings") and B.H. Acquisition Limited ("B.H. Acquisition"), and their subsidiaries, has acquired and manages books of reinsurance business from the international markets. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry, see "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to this Form 10-K.

     The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company's acquisition criteria. See "-- Strategy for Business Acquisitions."

ACTIVITIES RELATED TO THE REINSURANCE INDUSTRY

     In July 2000, the Company, through B.H. Acquisition, a joint venture with Castlewood Limited ("Castlewood") and an entity controlled by Trident II, L.P. ("Trident"), acquired as an operating business two reinsurance companies of PetroFina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI"), were purchased by B.H. Acquisition for $28.5 million. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition.

     In November 2001, the Company, together with Trident and the shareholders and senior management (the "Castlewood Principals") of Castlewood, completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off, (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly-formed Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

     As a result of the contribution of Castlewood's outstanding stock to Castlewood Holdings, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company's combined voting interest in B.H. Acquisition is limited to 50%.

     Immediately following the closing of the Castlewood Holdings Transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company's capital contribution to Castlewood Holdings was derived from cash on hand. In August 2002, the Company funded an additional $21 million to Castlewood Holdings, which also was derived from cash on hand. The funds were used, in part, to capitalize Fitzwilliam (SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary of Castlewood Holdings. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.2 million (which includes $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) was funded in March 2003 from cash on hand. The funds are to be used for the purchase of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based subsidiary of The Toa Reinsurance Company, Limited (described below).

     In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir Limited ("Revir"), a newly-formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies in run-off, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda, (collectively, the "River Thames Transaction") from Rivers Group Limited and Sedgwick Group Limited. The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited ("Hudson"), a Bermuda-based subsidiary of Amphion Holdings, Inc. for approximately $4.1 million. Hudson reinsured risks relating to property, casualty and workers' compensation, on a worldwide basis, and is now administering the run-off of its claims.

     In March 2003, the Company announced that Castlewood Holdings and Shinsei Bank, Ltd. ("Shinsei") signed definitive agreements for the purchase of Toa-UK for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1986 and 1994, when it stopped writing new business, and is currently operating in run-off. The acquisition will be effected through a newly formed Bermuda company, which will be jointly owned by Castlewood Holdings and Shinsei and is expected to close on or about March 31, 2003. Castlewood Holdings will receive a 50.1% economic and voting interest and Shinsei will receive a 49.9% economic and voting interest in the newly formed Bermuda company. Castlewood Holdings' share of the transaction will be funded from cash on hand.

OTHER ACTIVITIES

     In November 2002, the Company received a commitment fee of approximately $208,000 in connection with a standby purchase commitment entered into by the Company through a newly-formed Canadian limited partnership with J.C. Flowers I LP, Shinsei and Fitzwilliam. The Company's share of the commitment, in the amount of approximately $10 million, was for the purchase of ordinary shares of Zurich Financial Services ("Zurich"), a Swiss company engaged in providing insurance based financial services, to be issued in connection with a rights offering by Zurich to its existing shareholders. The commitment was never required to be executed and no funds were contributed by the Company. J.C. Flowers I LP is a fund managed by J. Christopher Flowers, Vice Chairman of the Company's board of directors and the Company's largest shareholder. Mr. Flowers also is a director of Shinsei.

     In January 2003, the Company announced that it will contribute up to $10 million to JCF CFN LLC ("JCF CFN"), an entity controlled by JCF Associates I LLC, the general partner of J.C. Flowers I LP, of which approximately $3 million has been funded from cash on hand, in exchange for a 100% economic interest in JCF CFN. JCF CFN has committed to invest in CFN Investment Holdings LLC ("CFN"), a newly-formed limited liability company, together with J.C. Flowers I LP, FIT CFN Holdings LLC (an affiliate of Fortress Investment Group LLC) and affiliates of Cerberus Capital Management, L.P. The Company intends to use cash on hand to fund its remaining capital commitment to JCF CFN.

     In March 2003, CFN announced the acquisition in bankruptcy of substantially all of the assets of Conseco Finance Corporation ("Conseco Finance") for approximately $785 million. The acquisition was confirmed by the U.S. Bankruptcy Court for the Northern District of Illinois. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. An unrelated party will simultaneously acquire the assets of Mill Creek Bank, which houses Conseco Finance's credit card operations, for approximately $310 million. JCF CFN has also invested in FPS DIP LLC, a second limited liability company formed by the members of CFN to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. The Company expects the acquisition of substantially all of Conseco Finance's assets by CFN to close in the second quarter of 2003, at which time the Company will fund its remaining capital commitment to JCF CFN.

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

STRATEGY FOR BUSINESS ACQUISITIONS

     The Company's strategy for making a suitable acquisition is to utilize the considerable experience, knowledge and business contacts of the Company's executive officers and directors. Each of the Company's directors has been asked by management to assist the Company actively in its pursuit of potential acquisitions. Management follows up on the leads and meets with various prospective targets. This pursuit occupies a significant amount of the time of the Company's senior officers. The Company conducts rigorous financial and legal due diligence with respect to any entity about which it has a strong interest.

     The Company primarily focuses on potential acquisitions in the financial services industry in a global market which complement its current operating businesses, investigating acquisition opportunities both within and outside the United States when management believes that such opportunities might be attractive. The Company may pay consideration in the form of cash, securities of the Company or some combination of both. The Company may also borrow money in connection with an acquisition. In that event, the Company's shareholders would be subject to the risks normally associated with leveraged transactions. Depending upon the level of indebtedness, a leveraged transaction could have important consequences to the Company, including the following: (i) if the acquired business is unable to achieve satisfactory operating results, the Company could prove unable to service such indebtedness; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and/or interest on its indebtedness and would not be available for other purposes; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or other acquisitions may be limited; and (iv) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

COMPETITION

     The Company, along with its partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries (collectively, with the Company, "The Group"), compete in international markets with domestic and international reinsurance companies to acquire reinsurance companies in run-off. The acquisition of reinsurance companies in run-off is highly competitive. Some of these competitors have greater financial resources than The Group, have been operating for longer than The Group and have established long-term and continuing business relationships throughout the reinsurance industry, which can be a significant competitive advantage. As such, The Group may not be able to compete successfully in the future for suitable acquisition candidates.

     Additionally, the Company faces intense competition in its search for operating businesses outside of the reinsurance industry. In this regard, the Company competes with strategic buyers, financial buyers and others who are looking to acquire suitable operating businesses, many of whom have greater financial resources than the Company or have greater flexibility in structuring acquisition transactions or strategic relationships.

ITEM 2.  PROPERTIES

     The Company does not own any real property. In June 2002, the Company signed a two year lease renewal option on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,750 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by J. Christopher Flowers, Vice Chairman of the board of directors and the Company's largest shareholder.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending litigation and no proceeding was terminated during the fourth quarter of 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the quarter ended December 31, 2002.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock (the "Common Stock") is traded on The Nasdaq National Market ("Nasdaq") under the ticker symbol ESGR. Prior to September 30, 2002, the Company's Common Stock was traded in the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 2002 and 2001, as reflected in the Nasdaq and the OTC Bulletin Board Daily Trade and Quote Summary Reports:

                                                                2002            2001
                                                            -------------   -------------
                                                            HIGH     LOW    HIGH     LOW
                                                            -----   -----   -----   -----
First Quarter.............................................  24.05   22.15   16.44   15.00
Second Quarter............................................  24.50   20.50   19.15   15.75
Third Quarter.............................................  28.00   24.00   22.30   19.00
Fourth Quarter............................................  29.80   26.43   25.00   19.70

     At March 24, 2003, there were approximately 3,001 holders of record of the Company's Common Stock.

     The Company has not declared or paid a cash dividend on any of its securities since 1989. The Company currently intends to retain its earnings to finance the growth and development of its future business and does not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company's earnings, capital requirements, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 2002 and is derived in part from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the audited consolidated financial statements, including the related notes thereto.

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2002         2001         2000         1999         1998
                                       ----------   ----------   ----------   ----------   ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before cumulative effect of a
  change in accounting principle.....  $   21,526   $    1,574   $    8,305   $    2,137   $   38,348
Cumulative effect of a change in
  accounting principle, net of income
  taxes..............................         967           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $   22,493   $    1,574   $    8,305   $    2,137   $   38,348
                                       ----------   ----------   ----------   ----------   ----------
Income per common share before change
  in accounting principle -- basic...  $     3.94   $      .30   $     1.58   $      .41   $     9.08
                                       ==========   ==========   ==========   ==========   ==========
Cumulative effect of a change in
  accounting principle -- basic......        0.18           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Net income per common share --
  basic..............................  $     4.12   $      .30   $     1.58   $      .41   $     9.08
                                       ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic...............   5,465,753    5,277,808    5,265,753    5,265,724    4,221,555
                                       ==========   ==========   ==========   ==========   ==========
Income per common share before change
  in accounting principle -- assuming
  dilution...........................  $     3.74   $      .29   $     1.55   $      .40   $     8.97
Cumulative effect of a change in
  accounting principle -- assuming
  dilution...........................        0.17           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Net income per common
  share -- assuming dilution.........  $     3.91   $      .29   $     1.55   $      .40   $     8.97
                                       ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming dilution...   5,753,553    5,449,627    5,366,485    5,332,251    4,275,500
                                       ==========   ==========   ==========   ==========   ==========
Balance sheet data:
  Total assets.......................  $  128,609   $   99,621   $   93,319   $   69,413   $   68,017
  Total liabilities..................       8,360        1,964        1,916          819        1,073
  Shareholders' equity...............     120,249       97,657       91,403       68,594       66,944

     The following tables set forth selected financial information of B.H. Acquisition and Castlewood Holdings for each year since inception.

     B.H. Acquisition:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
  Net income...........................................  $ 25,367   $  4,798   $ 19,123
  Total assets.........................................   125,427    136,085    162,607
  Total liabilities....................................    88,009    114,033    126,230
  Shareholders' equity.................................    37,418     22,052     36,377

     Castlewood Holdings:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
  Net income (loss).........................................   $ 60,619     $   (407)
  Total assets..............................................    514,597      527,845
  Total liabilities.........................................    347,124      464,149
  Shareholders' equity......................................    167,473       63,696

     Net income for B.H. Acquisition for the year 2000 is reported for the period from April 3, 2000 (date of incorporation) to December 31, 2000. Net income for Castlewood Holdings for the year 2001 is reported for the period August 16, 2001 (date of incorporation) to December 31, 2001.

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

OVERVIEW

     Through the operations of the Company's partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company has acquired and manages books of reinsurance business from the international markets. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry see "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to this Form 10-K.

     The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company's acquisition criteria. See Item 1. "Business -- Strategy for Business Acquisitions."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets, aggregating approximately $128.6 million at December 31, 2002, consist primarily of approximately $55.4 million in cash and cash equivalents, approximately $4.0 million in certificates of deposit and approximately $68.0 million in partially owned equity affiliates. Total assets at December 31, 2001 were approximately $99.6 million. The increase in total assets from 2001 to 2002 was due primarily to earnings of partially owned equity affiliates.

     The Company's total liabilities were approximately $8.4 million at December 31, 2002 compared to approximately $2.0 million at December 31, 2001. The increase in total liabilities was primarily due to an increase in income taxes payable resulting from a substantial increase in earnings for 2002 compared to 2001 and insufficient remaining net operating loss carryforwards ("NOLs") to fully offset 2002 income.

     The Company is currently engaged in the active search for one or more additional operating businesses which meet the Company's acquisition criteria. The Company primarily focuses on potential acquisitions in the financial services industry in a global market which complement its current operating businesses, investigating acquisition opportunities both within and outside the United States when management believes that such opportunities might be attractive. The Company may pay consideration in the form of cash, securities of the Company or some combination of both. The Company may also borrow money in connection with an acquisition.

     With the exception of various expenses incurred in connection with the Company's search for one or more suitable acquisitions, its only needs are to fund normal operating expenses and its remaining commitment to JCF CFN. See "-- Contractual Obligations and Commitments."

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Pursuant to the Castlewood Holdings Transaction, the Company made a capital commitment of $39.5 million in exchange for its 33 1/3% economic interest in Castlewood Holdings. Following the closing of the Castlewood Holdings Transaction, the Company contributed $12.5 million to Castlewood Holdings from cash on hand. In August 2002, the Company funded an additional $21 million to Castlewood Holdings, which was also derived from cash on hand. The funds were used, in part, to capitalize Fitzwilliam, a wholly owned subsidiary of Castlewood Holdings. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.2 million (which includes $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) was funded in March 2003 from cash on hand. The funds are to be used for the purchase of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based subsidiary of The Toa Reinsurance Company, Limited. See "-- Recent Developments."

     The Company also has made a capital commitment of $10 million to JCF CFN in exchange for a 100% economic interest in JCF CFN. In January 2003, the Company funded approximately $3 million of this commitment from cash on hand. The Company expects to fund the remaining $7 million commitment in the second quarter of 2003 in connection with the acquisition by CFN (of which JCF CFN is an investor) of substantially all of the assets of Conseco Finance. The Company intends to use cash on hand to fund its remaining capital commitment to JCF CFN. See "-- Recent Developments."

     In June 1999, the Company signed a three year lease on an office building which serves as the corporate headquarters. At the expiration of this lease in May 2002, the Company exercised an option to renew for an additional 24 months. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,750 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by J. Christopher Flowers, Vice Chairman of the board of directors and the Company's largest shareholder.

RESULTS OF OPERATIONS

  2002 Compared to 2001

     Interest income was approximately $1.5 million in 2002 compared to approximately $3.3 million in 2001. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased due to a reduction of interest rates earned on the Company's cash, cash equivalents and certificates of deposit and a reduction in cash and cash equivalents resulting from a capital contribution of $21 million to Castlewood Holdings in August 2002.

     Earnings of partially owned equity affiliates were approximately $28.6 million in 2002 compared to $2.1 million in 2001. The Company recorded equity in earnings of $7.4 million and $1.6 million from B.H. Acquisition in 2002 and 2001, respectively. The Company's equity in earnings from B-Line LLC ("B-Line") was approximately $1.0 million in 2002 compared to $657,000 in 2001. The Company recorded equity in earnings of approximately $20.2 million in 2002 from Castlewood Holdings compared to losses of $136,000 in 2001. The Company reported its proportionate share of Castlewood Holdings' loss in 2001 for the period November 29, 2001 (the Company's initial date of ownership in Castlewood Holdings) to December 31, 2001. In addition, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of Statement of Financial Accounting Standards ("SFAS") 142 in the first quarter of 2002. For further discussion of Castlewood Holdings' and B.H. Acquisition's results of operations, see "-- Results of Operations -- Partially Owned Equity Affiliates".

     Other income consists of a $400,000 investment management fee from Castlewood Holdings and a commitment fee of $208,000 in connection with a standby purchase commitment entered into by the Company.

     General and administrative expenses were approximately $3.1 million in 2002 compared to approximately $3.5 million in 2001. In 2002, the Company paid $107,000 in entry fees for the Company's initial inclusion on Nasdaq. The Company recorded $424,000 in non-cash compensation expense in 2002 relating to stock option agreements. The Company recorded approximately $1.1 million in non-cash compensation expense in 2001. Of this amount, $855,000 related to stock purchase agreements and $232,000 related to stock option agreements (the Company will incur additional non-cash compensation expense of $199,000 through June 2004 relating to these stock option agreements). In addition, the Company incurred a substantial decrease in the expense for Alabama shares tax in 2002 due to a change in Alabama tax law. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

     Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle in the first quarter of 2002, was approximately $6.1 million and $299,000 for 2002 and 2001, respectively. The significant increase from 2001 to 2002 was primarily a result of increased earnings from partially owned equity affiliates and insufficient remaining NOLs to fully offset 2002 income. The Company's effective tax rate remains substantially less than statutory rates primarily due to the utilization of NOLs for federal tax purposes.

     Consolidated net income was approximately $22.5 million in 2002 compared to approximately $1.6 million in 2001. The substantial increase in net income for 2002 compared to 2001 is primarily a result of an increase in earnings from partially owned equity affiliates, offset by a decrease in interest income and an increase in income tax expense.

  2001 Compared to 2000

     Interest income was approximately $3.3 million in 2001 compared to approximately $4.6 million in 2000. Interest income was earned from cash, cash equivalents, certificates of deposit and in 2000, a note receivable from Mr. J. Christopher Flowers, Vice Chairman of the Board of Directors of the Company (described below). Interest income decreased due to a reduction in 2001 of interest rates earned on the Company's cash, cash equivalents and certificates of deposit.

     Earnings of partially owned equity affiliates were approximately $2.1 million in 2001 compared to $6.7 million in 2000. The Company recorded equity in earnings of $1.6 million and $6.3 million from B.H. Acquisition in 2001 and 2000, respectively. The Company's equity in earnings from B-Line was $657,000 in 2001 compared to $393,000 in 2000. In addition, the Company recorded equity in losses of $136,000 from Castlewood Holdings in 2001. For further discussion of Castlewood Holdings' and B.H. Acquisition's results of operations, see
"-- Results of Operations -- Partially Owned Equity Affiliates".

     General and administrative expenses were approximately $3.5 million in 2001 compared to approximately $2.5 million in 2000. The Company recorded approximately $1.1 million in non-cash compensation expense in 2001 relating to stock purchase and stock option agreements. This increase was partially offset by a substantial decrease in the expense for Alabama shares tax in 2001 due to a change in Alabama tax law. In addition, 2000 reflects a $411,000 decrease in general and administrative expenses resulting from the reversal of the unamortized portion of the discount recorded on a note receivable from Mr. Flowers. The note resulted from the Company's sale of 1,158,860 newly issued shares of the Company's Common Stock to Mr. Flowers in December 1998. The early repayment of the note in March 2000 triggered the reversal of the discount. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

     Income tax expense was $299,000 in 2001 compared to $530,000 in 2000. The Company's effective tax rate was substantially less than statutory rates primarily due to the utilization of NOLs for federal tax purposes.

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

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  Castlewood Holdings

     Castlewood Holdings reported consolidated net earnings of approximately $60.6 million in 2002 compared to a net loss of $407,000 in 2001. Comparative analysis of 2002 to 2001 would not be meaningful as Castlewood Holdings was formed in November 2001.

     Underwriting income for the year ended December 31, 2002 was $48.8 million. The underwriting income earned for the year was attributable to the settlement of losses in the year below carried reserve balances and the re-evaluation of required insurance reserves for loss and loss adjustment expenses in its subsidiaries. This re-evaluation was made based on an independent actuarial review.

     Castlewood Holdings earned consulting fees of approximately $20.6 million for the year ended December 31, 2002. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success based fee arrangements. Included in this amount was approximately $1.3 million in consulting fees charged to B.H. Acquisition, a related party.

     Castlewood Holdings recorded approximately $10.1 million of net income from a partly-owned company. This amount represents its proportionate share of equity in earnings of B.H. Acquisition for the year ended December 31, 2002.

     Net investment income, excluding unrealized gains and losses, for the year ended December 31, 2002 was $8.9 million. Interest income was earned from cash, cash equivalents and debt securities. Castlewood Holdings earned net realized gains of $0.5 million from the sale of debt securities in the year.

     Salaries, benefits and accrued bonuses were $24.2 million for the year ended December 31, 2002. Castlewood Holdings is a service based company and as such employee salaries and benefits is its largest cost. Castlewood Holdings has in place a discretionary bonus scheme. Included as part of the salary cost is an accrual relating to this scheme.

     General and administrative expenses were $8.0 million for the year ended December 31, 2002. General and administrative expenses include, for example, rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda and staff travel frequently in connection with Castlewood Holdings search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings has recorded foreign exchange gains of $4.9 million for the year ended December 31, 2002. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

     Income taxes of $518,000 were recorded for the year ended December 31, 2002. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

  B.H. Acquisition

  2002 Compared to 2001

     Net underwriting income for the year ended December 31, 2002 was $19.8 million compared to a loss of $2.4 million for the year ended December 31, 2001. The underwriting income earned for the current year was attributable primarily to the re-evaluation of required insurance reserves for loss and loss adjustment expenses in one of its subsidiaries. This re-evaluation was made based on an independent actuarial review.

     Net investment income, excluding unrealized gains and losses, for the year ended December 31, 2002 was $2.2 million compared to $4.7 million for the year ended December 31, 2001. Interest income was earned primarily from cash, cash equivalents and debt securities. The reduction in net investment income in 2002 was attributable to lower interest rates earned on the cash, cash equivalents and investments held.

     General and administrative expenses were $3.2 million for the year ended December 31, 2002 compared to $2.9 million for the year ended December 31, 2001. General and administrative expenses include, for example, professional fees (legal, audit and actuarial) management and consulting expenses.

     B.H. Acquisition has recorded foreign exchange gains of $1.3 million for the year ended December 31, 2002 compared to $2.2 million for the year ended December 31, 2001. Through one of its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

     During the year SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. B.H. Acquisition had negative goodwill of approximately $3.0 million, net of accumulated amortization, recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle. B.H. Acquisition recorded amortization of negative goodwill of $848,000 in 2001.

     Net earnings for the year ended December 31, 2002 were $25.4 million compared to $4.8 million for the year ended December 31, 2001.

  2001 Compared to 2000

     Net underwriting loss for the year ended December 31, 2001 was $2.4 million compared to income of $13.8 million for the period ended December 31, 2000. The reduction in underwriting income earned from 2001 to 2000 was attributable primarily to the re-evaluation of required insurance reserves for loss and loss adjustment expenses in one of its subsidiaries. This re-evaluation was made, based on an independent actuarial review.

     Net investment income, excluding unrealized gains and losses, for the year ended December 31, 2001 was $4.7 million compared with $3.7 million for the period ended December 31, 2000. Interest income was earned primarily on cash, cash equivalents and mutual funds. The reduction in net investment income in 2001 was attributable to lower cash balances along with a decrease in interest rates earned on balances held of cash, cash equivalents and investments.

     General and administrative expenses were $2.9 million for the year ended December 31, 2001 compared to $1.8 million for the period ended December 31, 2000. General and administrative expenses include, for example, professional fees (legal, audit and actuarial) management expenses and provisions against receivable balances.

     The Company recorded foreign exchange gains of $2.2 million for the year ended December 31, 2001 compared to $1.3 million for the period ended December 31, 2000. Through its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates.

     Net earnings for the year ended December 31, 2001 were $4.8 million compared to $19.1 million for the period ended December 31, 2000.

RELATED PARTY TRANSACTIONS

     In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by J. Christopher Flowers, Vice Chairman of the board of directors and the Company's largest shareholder.

     In November 2002, the Company received a commitment fee of approximately $208,000 in connection with a standby purchase commitment entered into by the Company through a newly-formed Canadian limited partnership with J.C. Flowers I LP, Shinsei and Fitzwilliam. The Company's share of the commitment, in the amount of approximately $10 million, was for the purchase of ordinary shares of Zurich, a Swiss company engaged in providing insurance based financial services, to be issued in connection with a rights offering by Zurich to its existing shareholders. The commitment was never required to be executed and no funds were contributed by the Company. The commitment fee has been included in the Company's consolidated statement of income as a component of other income. J.C. Flowers I LP is a private investment fund managed by Mr. Flowers. Mr. Flowers also is a director of Shinsei.

     In January 2003, the Company announced that it will contribute up to $10 million to JCF CFN, an entity controlled by JCF Associates I LLC, the general partner of J.C. Flowers I LP, of which approximately

$3 million has been funded from cash on hand, in exchange for a 100% interest in JCF CFN. JCF CFN has committed to invest in CFN, a newly-formed limited liability company, together with J.C. Flowers I LP, FIT CFN Holdings LLC (an affiliate of Fortress Investment Group LLC) and affiliates of Cerberus Capital Management, L.P. In March 2003, CFN announced the acquisition in bankruptcy of substantially all of the assets of Conseco Finance. JCF CFN has also invested in FPS DIP LLC, a second limited liability company formed by the members of CFN to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. See "-- Recent Developments."

     No fees were paid by the Company or will be payable by the Company to J.C. Flowers I LP, JCF Associates I LLC, or Mr. Flowers in connection with the Company's standby purchase commitment to Zurich or the Company's investment in JCF CFN.

     In March 2003, the Company announced that Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. The acquisition, which is subject to regulatory approval in the United Kingdom, will be effected through a newly formed Bermuda company, which will be jointly owned by Castlewood Holdings and Shinsei and is expected to close on or about March 31, 2003. Castlewood Holding will receive a 50.1% economic and voting interest and Shinsei will receive a 49.9% economic and voting interest in the newly formed Bermuda company. See "-- Recent Developments."

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets." This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present.

     The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2002. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortization of this goodwill. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle. The Company's proportionate share of this reversal was $967,000, net of income taxes, and has been presented as a cumulative effect of a change in accounting principle in the consolidated statement of income for the year ended December 31, 2002.

     Also on January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 in December 2002. Although the Company maintains usage of the intrinsic value method to account for stock-based employee compensation, all additional disclosure requirements concerning the pro form effects of using the fair value based method have been incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Purpose Entities," which requires consolidation by a business enterprise of variable interest entities if the enterprise is determined to be the primary beneficiary. This interpretation is effective immediately for new variable interests created or obtained after January 31, 2003 and for periods beginning after June 15, 2003 for variable interests that were acquired before February 1, 2003. The Company is currently assessing the impact of this interpretation on its consolidated financial statements.

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

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating loss carryforwards and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at December 31, 2002 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

  Castlewood Holdings and B.H. Acquisition

     Certain amounts in Castlewood Holdings' and B.H. Acquisition's consolidated financial statements are the result of transactions that require the use of best estimates and assumptions to determine reported values. These amounts could ultimately be materially different than what has been provided for in their consolidated financial statements. The assessment of loss reserves and reinsurance recoverable are considered to be the values requiring the most inherently subjective and complex estimates. As such, the accounting policies for these amounts are of critical importance to their consolidated financial statements.

     Loss and Loss Adjustment Expenses -- Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, Castlewood Holdings' and B.H. Acquisition's liability for unpaid losses and loss expenses is based largely upon estimates. Castlewood Holdings' and B.H. Acquisition's management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for losses incurred but not reported. Such reserves are estimated by management based upon reports received from ceding companies and independent actuarial estimates of ultimate unpaid losses. These estimates are continually reviewed and Castlewood Holdings' and B.H. Acquisition's ultimate liability may be significantly greater than or less than the amount estimated, with any adjustments in such estimates being reflected in the periods in which they become known.

     Reinsurance Balances Receivable -- One of the ways loss exposure is managed is through the use of reinsurance. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve Castlewood Holdings or B.H. Acquisition of their liabilities to their insureds. Accordingly, loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those unpaid losses as well as amounts recoverable from reinsurers with respect to claims, which have already been paid.

     Goodwill -- On January 1, 2002, Castlewood Holdings and B.H. Acquisition adopted SFAS 142. This statement requires that goodwill be assessed for impairment on at least an annual basis and that negative goodwill be reversed immediately upon adoption. In assessing the recoverability of Castlewood Holdings' goodwill, Castlewood Holdings must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Castlewood Holdings may be required to record impairment charges for these assets. In accordance with SFAS 142, B.H. Acquisition reversed its negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle.

RECENT DEVELOPMENTS

     In January 2003, the Company announced that it will contribute up to $10 million to JCF CFN, an entity controlled by JCF Associates I LLC, the general partner of J.C. Flowers I LP, of which approximately $3 million has been funded from cash on hand, in exchange for a 100% economic interest in JCF CFN. JCF CFN has committed to invest in CFN, a newly-formed limited liability company, together with J.C. Flowers I LP, FIT CFN Holdings LLC (an affiliate of Fortress Investment Group LLC) and affiliates of Cerberus Capital Management, L.P. The Company intends to use cash on hand to fund its remaining capital commitment to JCF CFN.

     In March 2003, CFN announced the acquisition in bankruptcy of substantially all of the assets of Conseco Finance for approximately $785 million. The acquisition was confirmed by the U.S. Bankruptcy Court for the Northern District of Illinois. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. An unrelated party will simultaneously acquire the assets of Mill Creek Bank, which houses Conseco Finance's credit card operations, for approximately $310 million. JCF CFN has also invested in FPS DIP LLC, a second limited liability company formed by the members of CFN to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. The Company expects the acquisition of substantially all of Conseco Finance's assets by CFN to close in the second quarter of 2003, at which time the Company will fund its remaining capital commitment to JCF CFN.

     In March 2003, the Company announced that Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1986 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition will be effected through a newly formed Bermuda company, which will be jointly owned by Castlewood Holdings and Shinsei and is expected to close on or about March 31, 2003. Castlewood Holding will receive a 50.1% economic and voting interest and Shinsei will receive a 49.9% economic and voting interest in the newly formed Bermuda company. Castlewood Holdings' share of the transaction is expected to be funded from cash on hand.

     In March 2003, the Company received a cash dividend of approximately $20.8 million from Castlewood Holdings.

     In March 2003, the Company funded its remaining capital commitment of approximately $7.2 million to Castlewood Holdings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $55.4 million in interest bearing accounts (interest at floating rates) and approximately $4.0 million of short-term certificates of deposit (interest at fixed rates) at December 31, 2002. Accordingly, each one percent change in market interest rates would change interest income by approximately $594,000 per annum. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at December 31, 2002 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

     The Company is also exposed to foreign currency risk through its holdings in partially owned equity affiliates and their subsidiaries. Foreign currency risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. These entities conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being in Euros and British pounds. Assets and liabilities denominated in foreign currencies are exposed to risk stemming from changes in currency exchange rates. Exchange rate fluctuations impact the Company's and its partially owned equity affiliates' reported consolidated financial condition, results of operations and cash flows from year to year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  The Enstar Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill pursuant to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 25, 2003

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
                                     ASSETS
Cash and cash equivalents...................................  $ 55,375   $73,366
Certificates of deposit.....................................     4,021     3,991
Other assets................................................     1,230     1,336
Partially owned equity affiliates...........................    67,983    20,928
                                                              --------   -------
          Total assets......................................  $128,609   $99,621
                                                              ========   =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $  1,043   $   899
Income taxes payable........................................     5,595        43
Deferred income taxes.......................................       741       151
Deferred liabilities........................................       561       464
Other liabilities...........................................       420       407
                                                              --------   -------
          Total liabilities.................................     8,360     1,964
                                                              --------   -------
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,908,104 shares issued at December 31,
     2002 and 2001, respectively)...........................        59        59
  Additional paid-in capital................................   188,425   188,001
  Deferred compensation of partially owned equity
     affiliates.............................................      (583)
  Accumulated other comprehensive income (loss) of partially owned equity affiliates:
     Unrealized holding gains (losses) on investments.......        25      (150)
     Currency translation adjustment........................       101        18
  Accumulated deficit.......................................   (61,968)  (84,461)
  Treasury stock, at cost (442,351 shares)..................    (5,810)   (5,810)
                                                              --------   -------
          Total shareholders' equity........................   120,249    97,657
                                                              --------   -------
          Total liabilities and shareholders' equity........  $128,609   $99,621
                                                              ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
Interest income..........................................  $    1,499   $    3,258   $    4,604
Earnings of partially owned equity affiliates............      28,621        2,105        6,704
Other income.............................................         608           --           --
General and administrative expenses......................      (3,130)      (3,490)      (2,473)
                                                           ----------   ----------   ----------
Income before income taxes and cumulative effect of a
  change in accounting principle.........................      27,598        1,873        8,835
Income taxes.............................................      (6,072)        (299)        (530)
                                                           ----------   ----------   ----------
Income before cumulative effect of a change in accounting
  principle..............................................      21,526        1,574        8,305
Cumulative effect of a change in accounting principle,
  net of income taxes of $13.............................         967           --           --
                                                           ----------   ----------   ----------
Net income...............................................  $   22,493   $    1,574   $    8,305
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- basic.............   5,465,753    5,277,808    5,265,753
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution...............................................   5,753,553    5,449,627    5,366,485
                                                           ==========   ==========   ==========
Income per common share before change in accounting
  principle -- basic.....................................  $     3.94   $      .30   $     1.58
Cumulative effect of a change in accounting principle,
  net of income taxes -- basic...........................         .18           --           --
                                                           ----------   ----------   ----------
Net income per common share -- basic.....................  $     4.12   $      .30   $     1.58
                                                           ==========   ==========   ==========
Income per common share before change in accounting
  principle -- assuming dilution.........................  $     3.74   $      .29   $     1.55
Cumulative effect of a change in accounting principle,
  net of income taxes -- assuming dilution...............         .17           --           --
                                                           ----------   ----------   ----------
Net income per common share -- assuming dilution.........  $     3.91   $      .29   $     1.55
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002      2001     2000
                                                              -------   ------   ------
Net income..................................................  $22,493   $1,574   $8,305
Other comprehensive income (loss) of partially owned equity
  affiliates:
  Unrealized holding gains (losses) on investments, net of
     income taxes of $15 and $0.............................      353     (150)
  Less: reclassification adjustment for gains included in
     net income.............................................     (178)
  Currency translation adjustment, net of income taxes of
     $63 and $0.............................................       83       18
                                                              -------   ------   ------
Other comprehensive income (loss)...........................      258     (132)      --
                                                              -------   ------   ------
Comprehensive income........................................  $22,751   $1,442   $8,305
                                                              =======   ======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                   ACCUMULATED
                                                                      OTHER
                                                     DEFERRED     COMPREHENSIVE
                                                   COMPENSATION   INCOME (LOSS)      NOTE
                                      ADDITIONAL   OF PARTIALLY   OF PARTIALLY    RECEIVABLE,
                             COMMON    PAID-IN     OWNED EQUITY   OWNED EQUITY      NET OF      ACCUMULATED   TREASURY
                             STOCK     CAPITAL      AFFILIATES     AFFILIATES      DISCOUNT       DEFICIT      STOCK      TOTAL
                             ------   ----------   ------------   -------------   -----------   -----------   --------   --------
Balance at December 31,
  1999.....................   $57      $183,191                                    $(14,504)     $(94,340)    $(5,810)   $ 68,594
  Net income...............                                                                         8,305                   8,305
  Repayment of note
    receivable.............                                                          15,000                                15,000
  Accretion of discount on
    note receivable........                                                             (85)                                  (85)
  Reversal of discount on
    note receivable........                                                            (411)                                 (411)
                              ---      --------                                    --------      --------     -------    --------
Balance at December 31,
  2000.....................    57       183,191                                          --       (86,035)     (5,810)     91,403
  Net income...............                                                                         1,574                   1,574
  Unrealized holding losses
    on investments.........                                           $(150)                                                 (150)
  Currency translation
    adjustment.............                                              18                                                    18
  Common stock issued......     2         4,578                                                                             4,580
  Issuance of officers'
    stock options..........                 232                                                                               232
                              ---      --------                       -----        --------      --------     -------    --------
Balance at December 31,
  2001.....................    59       188,001                        (132)             --       (84,461)     (5,810)     97,657
  Net income...............                                                                        22,493                  22,493
  Deferred compensation....                           $(583)                                                                 (583)
  Unrealized holding gains
    on investments.........                                             353                                                   353
  Less: reclassification
    adjustment for gains
    included in net
    income.................                                            (178)                                                 (178)
  Currency translation
    adjustment.............                                              83                                                    83
  Issuance of officers'
    stock options..........                 424                                                                               424
                              ---      --------       -----           -----        --------      --------     -------    --------
Balance at December 31,
  2002.....................   $59      $188,425       $(583)          $ 126        $     --      $(61,968)    $(5,810)   $120,249
                              ===      ========       =====           =====        ========      ========     =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
Cash flows from operating activities:
  Net income................................................  $ 22,493   $  1,574   $ 8,305
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................        27        102        99
     Accretion of discount on note receivable...............        --         --       (85)
     Reversal of discount on note receivable................        --         --      (411)
     Earnings of partially owned equity affiliates, net of
       dividends received...................................   (25,321)     4,206    (6,704)
     Cumulative effect of a change in accounting principle
       from partially owned equity affiliate, net of income
       taxes................................................      (967)        --        --
     Noncash compensation expense...........................       424      1,087        --
     Deferred income taxes..................................       512        (87)      238
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................     5,683         11       609
     Other, net.............................................       225       (255)      (79)
                                                              --------   --------   -------
       Net cash provided by operating activities............     3,076      6,638     1,972
                                                              --------   --------   -------
Cash flows from investing activities:
  Capital contribution to Castlewood Holdings Limited.......   (21,000)        --        --
  Investment in Castlewood Holdings Limited.................        --    (12,037)       --
  Investment in B. H. Acquisition Limited...................        --         --    (9,701)
  Capital distribution received from B. H. Acquisition
     Limited................................................        --         --     3,927
  Purchase of certificates of deposit.......................    (8,020)    (7,914)   (6,829)
  Maturities of certificates of deposit.....................     7,990      7,721     6,646
  Other, net................................................       (37)       (19)      (28)
                                                              --------   --------   -------
       Net cash used in investing activities................   (21,067)   (12,249)   (5,985)
                                                              --------   --------   -------
Cash flows from financing activities:
  Common stock issued.......................................        --      3,725        --
  Repayment of note receivable..............................        --         --    15,000
                                                              --------   --------   -------
       Net cash provided by financing activities............        --      3,725    15,000
                                                              --------   --------   -------
(Decrease) increase in cash and cash equivalents............   (17,991)    (1,886)   10,987
Cash and cash equivalents at the beginning of the year......    73,366     75,252    64,265
                                                              --------   --------   -------
Cash and cash equivalents at the end of the year............  $ 55,375   $ 73,366   $75,252
                                                              ========   ========   =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $     21   $    534   $   146
                                                              ========   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS

     The Enstar Group, Inc. and Subsidiary, (the "Company"), is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet its acquisition criteria.

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

     (b) Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates susceptible to significant change are those related to the valuation allowance for deferred tax assets and loss and loss adjustment expenses included in earnings of partially owned equity affiliates.

     (c) Cash Equivalents -- Cash equivalents consist of short term, highly liquid investments with original purchased maturities of three months or less.

     (d) Partially Owned Equity Affiliates -- Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the investee's income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the investee. The Company would resume application of the equity method once the investee becomes profitable and the Company's proportionate share of the investee's earnings equals the Company's cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

     (e) Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets, principally 3 to 7 years.

     (f) Financial Instruments -- The Company holds certificates of deposit ("CDs") offered by commercial banks. These certificates, which had a weighted average maturity of approximately six months at December 31, 2002, are classified by the Company as "held to maturity" securities. The estimated fair value of CDs

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
at December 31, 2002 and 2001, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.

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

     (h) Comprehensive Income -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from Castlewood Holdings, one of its partially owned equity affiliates. This other comprehensive income arose from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

     (i) Deferred Compensation of Partially Owned Equity Affiliates -- The Company recorded it proportionate share of deferred compensation reported by Castlewood Holdings, one of its partially owned equity affiliates. The deferred compensation arose from stock based compensation awards entered into during 2002 with certain senior employees of Castlewood Holdings.

     (j) Recent Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets." This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present.

     The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortization of this goodwill. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle. The Company's proportionate share of this reversal was $967,000, net of income taxes, and has been presented as a cumulative effect of a change in accounting principle in the consolidated statement of income for the year ended December 31, 2002.

     SFAS 142 requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, any deferred credit related to an excess over cost (negative goodwill) and equity method goodwill. Additionally, adjusted per-share amounts are required to be disclosed for all periods presented. The table below reconciles reported net income and earnings per share amounts to adjusted net income and per share amounts exclusive of amortization expense for the years ending December 31, 2002, 2001 and 2000.

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2002         2001         2000
                                                     ----------   ----------   ----------
Reported net income................................  $   22,493   $    1,574   $    8,305
  Goodwill amortization............................          --           75           75
  Negative goodwill amortization (through B.H.
     Acquisition)..................................          --         (262)        (131)
                                                     ----------   ----------   ----------
Adjusted net income................................  $   22,493   $    1,387   $    8,249
                                                     ==========   ==========   ==========

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2002         2001         2000
                                                     ----------   ----------   ----------
Earnings per common share -- basic:
  Reported net income..............................  $     4.12   $      .30   $     1.58
  Goodwill amortization............................          --          .01          .01
  Negative goodwill amortization...................          --         (.05)        (.02)
                                                     ----------   ----------   ----------
  Adjusted net income..............................  $     4.12   $      .26   $     1.57
                                                     ==========   ==========   ==========
Earnings per common share -- assuming dilution:
  Reported net income..............................  $     3.91   $      .29   $     1.55
  Goodwill amortization............................          --          .01          .01
  Negative goodwill amortization...................          --         (.05)        (.02)
                                                     ----------   ----------   ----------
  Adjusted net income..............................  $     3.91   $      .25   $     1.54
                                                     ==========   ==========   ==========
Weighted average shares outstanding -- basic.......   5,465,753    5,277,808    5,265,753
                                                     ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution.........................................   5,753,553    5,449,627    5,366,485
                                                     ==========   ==========   ==========

     Also on January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 in December 2002. Although the Company maintains usage of the intrinsic value method to account for stock-based employee compensation, all additional disclosure requirements concerning the pro form effects of using the fair value based method have been incorporated in the Company's financial statements for the year ended December 31, 2002.

     In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Purpose Entities," which requires consolidation by a business enterprise of variable interest entities if the enterprise is determined to be the primary beneficiary. This interpretation is effective immediately for new variable interests created or obtained after January 31, 2003 and for periods beginning after June 15, 2003 for variable interests that were acquired before February 1, 2003. The Company is currently assessing the impact of this interpretation on its consolidated financial statements.

     (k) Revenue Recognition -- Revenue consists of interest income earned from cash, cash equivalents and certificates of deposit and the Company's proportionate share of earnings from partially owned equity affiliates. Interest income is recorded when earned. The Company's proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC ("B-Line") which is recorded three months in arrears.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     (l) Stock-Based Compensation -- For the years ending December 31, 2002, 2001 and 2000, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan (the "2001 Directors' Plan") and amended certain provisions of an existing plan. All of these plans are described more fully in Note 7. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense is being recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, the Company's pro forma net income and net income per share for 2002, 2001 and 2000 would have been as follows:

                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Net income, as reported.....................................   $22,493     $1,574     $8,305
Add: Stock-based employee compensation expense included in
  reported net income, net of income taxes..................       396        217
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of income taxes.......................................      (374)      (464)      (125)
                                                               -------     ------     ------
Pro forma net income........................................   $22,515     $1,327     $8,180
                                                               =======     ======     ======
Income per common share:
  Basic -- as reported......................................   $  4.12     $  .30     $ 1.58
                                                               =======     ======     ======
  Basic -- pro forma........................................   $  4.12     $  .25     $ 1.55
                                                               =======     ======     ======
  Assuming dilution -- as reported..........................   $  3.91     $  .29     $ 1.55
                                                               =======     ======     ======
  Assuming dilution -- pro forma............................   $  3.91     $  .24     $ 1.52
                                                               =======     ======     ======

     (m) Reclassifications -- Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

     (a) B-Line -- In November 1998, the Company purchased membership units of B-Line for $965,000 including $15,000 in expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At December 31, 2002, the Company's ownership percentage was approximately 8.34%.

     The Company's B-Line membership units are accounted for under the equity method. The operations of B-Line are reported by the Company three months in arrears. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and was being amortized over a period of 10 years. Since the adoption

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
by the Company of SFAS 142 in January 2002, goodwill is no longer being amortized. At December 31, 2002 the Company has approximately $552,000 of unamortized goodwill.

     (b) B.H. Acquisition -- In July 2000, the Company, through B.H. Acquisition, a joint venture with Castlewood and an entity controlled by Trident, acquired as an operating business two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") were purchased by B.H. Acquisition for $28.5 million and were accounted for by B.H. Acquisition using the purchase method of accounting. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. In October 2000, the Company received $3.9 million representing the Company's proportionate share of a capital distribution from B.H. Acquisition. In March 2001, the Company received approximately $6.3 million from B.H. Acquisition representing the Company's proportionate share of a dividend from B.H. Acquisition. In May 2002, the Company received $3.3 million from B.H. Acquisition representing the Company's proportionate share of a dividend from B.H. Acquisition. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting.

     (c) Castlewood Holdings Limited -- In November 2001, the Company, together with Trident and the Castlewood Principals, completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in "run-off" (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry. The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly incorporated Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

     As a result of the contribution of Castlewood's outstanding stock to Castlewood Holdings, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company's combined voting interest in B.H. Acquisition is limited to 50%. The Company's ownership in Castlewood Holdings is accounted for using the equity method of accounting.

     Immediately following the closing of the Castlewood Holdings Transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company's capital contribution to Castlewood Holdings was derived from cash on hand. In August 2002, the Company funded an additional $21 million to Castlewood Holdings, which also was derived from cash on hand. The funds were used, in part, to capitalize Fitzwilliam (SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary of Castlewood Holdings. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.2 million (which includes $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) was funded in March 2003 from cash on hand. The funds are to be used for the purchase of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based subsidiary of The Toa Reinsurance Company, Limited. (Note 11)

     In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir Limited ("Revir"), a newly formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies, River Thames Insurance

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda, (collectively, the "River Thames Transaction") from Rivers Group Limited and Sedgwick Group Limited. The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million. The acquisition of the two reinsurance companies has been accounted for by Revir using the purchase method of accounting.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited ("Hudson"), a Bermuda-based subsidiary of Amphion Holdings Inc. for approximately $4.1 million.

     (d) Summarized Financial Information -- In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B-Line, B.H. Acquisition and Castlewood Holdings as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002. The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their audited financial statements. The Company accounts for its investment in B-Line three months in arrears. The summarized information presented below for B-Line has been derived from the unaudited quarterly financial statements as of and for the twelve months ended September 30.

                                                              DECEMBER 31, 2002
                                                ---------------------------------------------
                                                             B.H.       CASTLEWOOD   COMBINED
                                                B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                                -------   -----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Total assets..................................  $58,036    $125,428      $514,597    $698,061
Total liabilities.............................   30,771      88,009       347,124     465,904
Total equity..................................   27,265      37,419       167,473     232,157

                                                              DECEMBER 31, 2001
                                                ---------------------------------------------
                                                             B.H.       CASTLEWOOD   COMBINED
                                                B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                                -------   -----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Total assets..................................  $30,025    $136,085      $527,845    $693,955
Total liabilities.............................   15,034     114,033       464,149     593,216
Total equity..................................   14,991      22,052        63,696     100,739

                                                        YEAR ENDED DECEMBER 31, 2002
                                                ---------------------------------------------
                                                             B.H.       CASTLEWOOD   COMBINED
                                                B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                                -------   -----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Revenue.......................................  $31,105     $19,824      $69,385     $120,314
Operating income..............................   12,274      21,066       46,194       79,535
Net income....................................   12,274      25,367       60,619       98,261

                                                         YEAR ENDED DECEMBER 31, 2001
                                                 ---------------------------------------------
                                                              B.H.       CASTLEWOOD   COMBINED
                                                 B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                                 -------   -----------   ----------   --------
                                                            (DOLLARS IN THOUSANDS)
Revenue........................................  $18,741     $(2,402)      $1,073     $17,412
Operating income...............................    7,900       2,493          (43)     10,350
Net income.....................................    7,975       4,798         (407)     12,366

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                                                             YEAR ENDED DECEMBER 31, 2000
                                                           --------------------------------
                                                                        B.H.       COMBINED
                                                           B-LINE    ACQUISITION    TOTAL
                                                           -------   -----------   --------
                                                                (DOLLARS IN THOUSANDS)
Revenue..................................................  $13,537     $13,757     $27,294
Operating income.........................................    4,856      17,873      22,729
Net income...............................................    4,856      19,123      23,979

     This summarized financial information reflects the results of B-Line for all years presented. The results of B.H. Acquisition and Castlewood Holdings are presented from their respective dates of ownership. The purchase of Brittany and CEAI by B.H. Acquisition are recorded as purchases in accordance with APB Opinion No. 16, "Business Combinations." The acquisition of River Thames, Overseas Reinsurance and Hudson by Castlewood Holdings are recorded as purchases in accordance with SFAS 141, "Business Combinations."

NOTE 4:  COMMITMENTS AND CONTINGENCIES

     Pursuant to the Castlewood Holdings Transaction, the Company made a capital commitment of $39.5 million in exchange for its 33 1/3% economic interest in Castlewood Holdings. Following the closing of the Castlewood Holdings Transaction, the Company contributed $12.5 million to Castlewood Holdings from cash on hand. In August 2002, the Company funded an additional $21 million to Castlewood Holdings, which was also derived from cash on hand. The funds were used, in part, to capitalize Fitzwilliam, a wholly owned subsidiary of Castlewood Holdings. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.2 million (which includes $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) was funded in March 2003 from cash on hand. The funds are to be used for the purchase of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited. (Notes 3 and 11).

     The Company also has made a capital commitment of $10 million to JCF CFN in exchange for a 100% economic interest in JCF CFN. In January 2003, the Company funded approximately $3 million of this commitment from cash on hand. The Company expects to fund the remaining $7 million commitment in the second quarter of 2003 in connection with the acquisition by CFN (of which JCF CFN is an investor) of substantially all of the assets of Conseco Finance. The Company intends to use cash on hand to fund its remaining capital commitment to JCF CFN. (Note 11)

     In June 1999, the Company signed a three year lease on an office building which serves as the corporate headquarters. At the expiration of this lease in May 2002, the Company exercised an option to renew for an additional 24 months. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,750 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by J. Christopher Flowers, Vice Chairman of the board of directors and the Company's largest shareholder.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

NOTE 5:  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                               2002     2001    2000
                                                              -------   -----   -----
                                                              (DOLLARS IN THOUSANDS)
Current tax expense.........................................  $5,573    $386    $292
Deferred taxes..............................................     512     (87)    238
                                                              ------    ----    ----
                                                              $6,085    $299    $530
                                                              ======    ====    ====

     The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

                                                             2002      2001      2000
                                                            -------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
Federal income taxes at statutory rate....................  $ 9,716   $   637   $ 3,004
State income taxes, net of federal benefit................       16       132       294
Expiration of tax credit carryforwards....................       --     1,045     2,239
Noncash compensation expense..............................       --       370        --
Non-deductible expenses related to Flowers Transaction
  (See Note 6)............................................       --        --      (169)
Change in valuation allowance.............................   (3,649)   (1,877)   (4,860)
Other.....................................................        2        (8)       22
                                                            -------   -------   -------
                                                            $ 6,085   $   299   $   530
                                                            =======   =======   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company's deferred taxes at December 31, 2002 and 2001:

                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Deferred income tax assets:
  Operating loss carryforwards..............................   $    --     $ 12,560
  Alternative minimum tax credit carryforwards..............     5,376        1,222
  Losses of partially owned equity affiliates...............     5,785           --
  Other.....................................................     1,361          648
                                                               -------     --------
  Deferred tax assets.......................................    12,522       14,430
  Valuation allowance.......................................    (9,991)     (13,640)
                                                               -------     --------
                                                                 2,531          790
Deferred income tax liabilities:
  Undistributed earnings of partially owned equity
     affiliates.............................................    (3,194)        (941)
  Other.....................................................       (78)          --
                                                               -------     --------
                                                                (3,272)        (941)
                                                               -------     --------
          Net deferred tax liabilities......................   $   741     $    151
                                                               =======     ========

     The Company has established a valuation allowance for the uncertainty of the realization of deferred tax assets which is dependent on future taxable income of sufficient amounts to utilize the net operating loss carryforwards ("NOLs"), tax credit carryforwards, losses of partially owned equity affiliates, and other deferred tax assets. During 2002, 2001 and 2000, the Company decreased the valuation allowance by approximately $3.6 million, $1.9 million and $4.9 million, respectively, to approximately $10.0 million, $13.6 million and $15.5 million, respectively.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

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

     Rights may not be exercised and are not detached from the common stock until ten days after the occurrence of a Distribution Triggering Event. The exercise price of the Rights is fixed at $40. The Rights generally are redeemable by the Board of Directors of the Company at a nominal price of $.01 per Right at any time prior to the time that they are detached from the common stock and separate certificates evidencing the Rights are delivered. As of December 31, 2002, no Rights were exercised.

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

     (c) Treasury Stock -- In April 1998, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. The Company has repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan. Through this plan and a similar plan completed in the first quarter of 1998, the Company has repurchased a total of 442,351 shares for approximately $5.8 million as of December 31, 2002.

     (d) Deferred Compensation of Partially Owned Equity Affiliates -- The Company recorded it proportionate share of deferred compensation reported by Castlewood Holdings, one of its partially owned equity affiliates. The deferred compensation arose from stock based compensation awards entered into during 2002 with certain senior employees of Castlewood Holdings.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

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

     All non-employee directors have elected to receive 100% of their compensation in stock units in lieu of cash payments for the retainer and meeting fees. Approximately $561,000 and $464,000 in stock compensation has been deferred under this plan as of December 31, 2002, and 2001, respectively.

     (b) Long-Term Incentive Program -- In January 1997, the Company adopted a long-term incentive program made up of three stock option/incentive plans. Under the program, the Company established the 1997 Amended CEO Stock Option Plan (the "CEO Plan"), the 1997 Amended Outside Directors' Stock Option Plan (the "1997 Directors' Plan"), and the 1997 Amended Omnibus Incentive Plan (the "Incentive Plan"). In May 2001, the Company adopted the 2001 Directors' Plan and amended certain provisions of the Incentive Plan. (Note 2).

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

     In connection with the consummation of the River Thames Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $18.00 per share. These options vest on various dates through July 2004 and will expire in June 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2002 and 2001 of $243,000 and $133,000, respectively. The Company will recognize additional charges to earnings totaling approximately $114,000 through July 2004 relating to these options.

     In connection with the consummation of the Castlewood Holdings Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $19.25 per share. These options vest on various dates through July 2004 and will expire in September 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2002 and 2001 of $181,000 and $99,000, respectively. The Company will recognize additional charges to earnings totaling approximately $85,000 through July 2004 relating to these options.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     Under the 2001 Directors' Plan, the Company's three current outside (non-employee) directors were each granted options in June 2001 for 15,000 shares of common stock with an exercise price of $18.90 per share. Options granted to each of the three outside directors under the plan vest in three equal installments of 5,000 shares in each of January 2002, January 2003 and January 2004; provided, however, that such shares will vest only so long as the recipient remains a director of the Company. The options granted under this plan must be exercised no later than January 2011, or 60 days after the director ceases to be a director of the Company other than by reason of death, mandatory retirement or disability.

     As of December 31, 2002, a total of 595,000 options have been issued or reserved for issuance under the long-term incentive program, none of which have been exercised.

     The fair values for options granted under the Company's stock option plans were calculated using the Black-Scholes option pricing model, as modified. The fair values, along with the assumptions used in their calculation are as follows:

                                                         1997         2001      INCENTIVE   INCENTIVE
                                              CEO     DIRECTORS'   DIRECTORS'     PLAN        PLAN
                                              PLAN       PLAN         PLAN        2000        2001
                                             ------   ----------   ----------   ---------   ---------
Fair value.................................  $ 2.16     $ 2.62       $ 3.29      $ 3.73      $ 5.99
Forfeiture rate............................    0.00%      0.00%        0.00%       0.00%       0.00%
Dividend yield.............................    0.00%      0.00%        0.00%       0.00%       0.00%
Expected volatility........................   17.24%     16.00%       18.77%      30.50%      20.68%
Risk free interest rate....................    6.49%      6.48%        4.38%       6.62%       2.85%
Expected life, in years....................    2.75       3.60         2.57        3.00        2.09

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

NOTE 8:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for 2002, 2001 and 2000. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans (Note 7).

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Income before cumulative effect of a change in accounting
  principle..............................................  $   21,526   $    1,574   $    8,305
Cumulative effect of a change in accounting principle,
  net of income taxes....................................         967           --           --
                                                           ----------   ----------   ----------
Net income...............................................  $   22,493   $    1,574   $    8,305
                                                           ==========   ==========   ==========
Income per common share before change in accounting
  principle -- basic.....................................  $     3.94   $      .30   $     1.58
Cumulative effect of a change in accounting principle,
  net of income taxes -- basic...........................         .18           --           --
                                                           ----------   ----------   ----------
Net income per common share -- basic.....................  $     4.12   $      .30   $     1.58
                                                           ==========   ==========   ==========
Income per common share before change in accounting
  principle -- assuming dilution.........................  $     3.74   $      .29   $     1.55
Cumulative effect of a change in accounting principle,
  net of income taxes -- assuming dilution...............         .17           --           --
                                                           ----------   ----------   ----------
Net income per common share -- assuming dilution.........  $     3.91   $      .29   $     1.55
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- basic.............   5,465,753    5,277,808    5,265,753
Common share equivalents.................................     287,800      171,819      100,732
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution...............................................   5,753,553    5,449,627    5,366,485
                                                           ==========   ==========   ==========

NOTE 9:  SEGMENT INFORMATION

     The Company separately evaluates the performance of each of its partially owned equity affiliates based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities' results of operations. The Company also reviews separate financial results for Enstar's corporate activity.

     B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. B.H. Acquisition, through its wholly owned subsidiaries, Brittany and CEAI, is principally engaged in the active management of books of reinsurance business from international markets. Castlewood Holdings was formed to acquire and manage insurance and reinsurance companies, including companies in "run-off," and provide management, consulting and other services to the insurance and reinsurance industry.

     The consolidated financial information for B-Line is reported for all years presented. The consolidated financial information for B.H. Acquisition and Castlewood Holdings are reported from July 3, 2000 and November 29, 2001, their respective dates of acquisition by the Company. The Company accounts for its investment in B-Line three months in arrears. The summarized information presented below for B-Line has been derived from the unaudited quarterly financial statements as of and for the twelve months ended September 30. A reconciliation of the consolidated financial information by segment to the Company's

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY
consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002 is as follows:

                                                         YEAR ENDED DECEMBER 31, 2002
                                          ----------------------------------------------------------
                                                                    B.H.       CASTLEWOOD
                                          CORPORATE    B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                          ---------   --------   -----------   ----------   --------
                                                            (DOLLARS IN THOUSANDS)
Net underwriting income.................                           $19,824      $ 48,758
Revenue.................................              $ 31,105                    20,627
Net investment income...................                             2,194         8,927
Interest income.........................   $ 1,499
Share of net income of partly-owned
  Company...............................                                          10,079
General and administrative expenses.....    (3,130)    (16,383)     (3,202)      (32,118)
Amortization of run-off provision.......                             2,250
Interest expense........................                (2,448)                      (66)
Other income............................       608                      27
Foreign exchange gain...................                             1,305         4,930
                                           -------    --------     -------      --------
Income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle..................    (1,023)     12,274      22,398        61,137
Income taxes............................    (6,085)                                 (518)
                                           -------    --------     -------      --------
Income (loss) before cumulative effect
  of a change in accounting principle...    (7,108)     12,274      22,398        60,619
Cumulative effect of a change in
  accounting principle..................                             2,969
                                           -------    --------     -------      --------
Net income (loss).......................   $(7,108)   $ 12,274     $25,367      $ 60,619
                                           =======
Company's economic ownership %..........                  8.34%         33%       33 1/3%
                                                      --------     -------      --------
Earnings of partially owned equity
  affiliates before cumulative effect of
  a change in accounting principle......              $  1,024     $ 7,391      $ 20,206    $ 28,621
Cumulative effect of a change in
  accounting principle..................                               980                       980
                                                      --------     -------      --------    --------
Earnings of partially owned equity
  affiliates............................              $  1,024     $ 8,371      $ 20,206    $ 29,601
                                                      ========     =======      ========    ========
Total reportable segment assets:
  Partially owned equity affiliates.....              $  2,825     $12,429      $ 52,729    $ 67,983
  Corporate assets......................   $60,626                                            60,626
                                           -------    --------     -------      --------    --------
          Total.........................   $60,626    $  2,825     $12,429      $ 52,729    $128,609
                                           =======    ========     =======      ========    ========

     The income tax amount of $6,085,000 included in the corporate segment for the year ended December 31, 2002 includes $13,000 which is netted against the Company's proportionate share of a cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                                                          YEAR ENDED DECEMBER 31, 2001
                                            --------------------------------------------------------
                                                                     B.H.       CASTLEWOOD
                                            CORPORATE   B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                            ---------   -------   -----------   ----------   -------
                                                             (DOLLARS IN THOUSANDS)
Net underwriting income (loss)............                          $(2,402)     $    90
Revenue...................................              $18,741                      983
Net investment income.....................                            4,716          990
Interest income...........................   $ 3,258
Share of net income of partly-owned
  Company.................................                                           389
General and administrative expenses.......    (3,490)    (7,498)     (2,919)      (2,106)
Amortization of negative goodwill.........                              848
Amortization of run-off provision.........                            2,250
Interest expense..........................               (3,343)                     (13)
Other income..............................                               91
Foreign exchange gain (loss)..............                            2,214         (595)
                                             -------    -------     -------      -------
Income (loss) before income taxes.........      (232)     7,900       4,798         (262)
Income taxes..............................      (299)                               (145)
                                             -------    -------     -------      -------
Net income (loss) before extraordinary
  Item....................................      (531)     7,900       4,798         (407)
Extraordinary item -- gain on early
  retirement of debt......................                   75
                                             -------    -------     -------      -------
Net income (loss).........................   $  (531)   $ 7,975     $ 4,798      $  (407)
Company's economic ownership %............                 8.24%         33%      33 1/3%
                                                        -------     -------      -------
Earnings (loss) of partially owned equity
  affiliates..............................              $   657     $ 1,584      $  (136)    $ 2,105
                                                        =======     =======      =======     =======
Total reportable segment assets:
  Partially owned equity affiliates.......              $ 1,801     $ 7,358      $11,769     $20,928
  Corporate assets........................   $78,693                                          78,693
                                             -------    -------     -------      -------     -------
          Total...........................   $78,693    $ 1,801     $ 7,358      $11,769     $99,621
                                             =======    =======     =======      =======     =======

                                                               YEAR ENDED DECEMBER 31, 2000
                                                        ------------------------------------------
                                                                                 B.H.
                                                        CORPORATE   B-LINE    ACQUISITION   TOTAL
                                                        ---------   -------   -----------   ------
                                                                  (DOLLARS IN THOUSANDS)
Net underwriting income...............................                          $13,757
Revenue...............................................              $13,537
Net investment income.................................                            3,669
Interest income.......................................   $ 4,604
General and administrative expenses...................    (2,473)    (4,180)     (1,827)
Amortization of negative goodwill.....................                              424
Amortization of run-off provision.....................                            1,850
Interest expense......................................               (4,501)
Foreign exchange gain.................................                            1,250
                                                         -------    -------     -------
Income before income taxes............................     2,131      4,856      19,123
Income taxes..........................................      (530)
                                                         -------    -------     -------
Net income............................................   $ 1,601    $ 4,856     $19,123
                                                         =======
Company's economic ownership %........................                 8.09%         33%
                                                                    -------     -------
Earnings of partially owned equity affiliates.........              $   393     $ 6,311     $6,704
                                                                    =======     =======     ======

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     The Company's ownership percentage in B-Line has varied between 7.99% and 8.77% from October 1, 1999 to September 30, 2002, the periods reported in the above tables. The Company's ownership percentage for B-Line used in the above tables for 2001 and 2000 represents weighted averages. The Company's ownership percentage in B-Line was 8.34% at December 31, 2002 and 2001.

NOTE 10:  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     A summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are as follows:

                                                                         QUARTER
                                                           -----------------------------------
                                                           FIRST    SECOND    THIRD    FOURTH
                                                           ------   -------   ------   -------
                                                                 (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
                                                                       (UNAUDITED)
YEAR ENDED DECEMBER 31, 2002:
Interest income..........................................  $  418   $   414   $  382   $   285
Earnings of partially owned equity affiliates............   1,886    10,592    2,022    14,121
Other income.............................................                                  608
General and administrative expenses......................    (728)     (698)    (704)   (1,000)
                                                           ------   -------   ------   -------
Income before income taxes and cumulative effect of a
  change in accounting principle.........................   1,576    10,308    1,700    14,014
Income taxes.............................................     (38)     (319)     (51)   (5,664)
                                                           ------   -------   ------   -------
Income before cumulative effect of a change in accounting
  principle..............................................   1,538     9,989    1,649     8,350
Cumulative effect of a change in accounting principle,
  net of income taxes....................................     967        --       --        --
                                                           ------   -------   ------   -------
Net income...............................................  $2,505   $ 9,989   $1,649   $ 8,350
                                                           ======   =======   ======   =======
Income per common share before change in accounting
  principle -- basic.....................................  $ 0.28   $  1.83   $ 0.30   $  1.53
Cumulative effect of a change in accounting principle,
  net of income taxes -- basic...........................    0.18        --       --        --
                                                           ------   -------   ------   -------
Net income per common share -- basic.....................  $ 0.46   $  1.83   $ 0.30   $  1.53
                                                           ======   =======   ======   =======
Income per common share before change in accounting
  principle -- assuming dilution.........................  $ 0.27   $  1.75   $ 0.29   $  1.43
Cumulative effect of a change in accounting principle,
  net of income taxes -- assuming dilution...............    0.17        --       --        --
                                                           ------   -------   ------   -------
Net income per common share -- assuming dilution.........  $ 0.44   $  1.75   $ 0.29   $  1.43
                                                           ======   =======   ======   =======
YEAR ENDED DECEMBER 31, 2001:
Interest income..........................................  $1,039   $   899   $  788   $   532
Earnings of partially owned equity affiliates............     615       439      562       489
General and administrative expenses......................    (583)     (679)    (472)   (1,756)
                                                           ------   -------   ------   -------
Income (loss) before income taxes........................   1,071       659      878      (735)
Income taxes.............................................     (77)      (50)     (51)     (121)
                                                           ------   -------   ------   -------
Net income (loss)........................................  $  994   $   609   $  827   $  (856)
                                                           ======   =======   ======   =======
Net income (loss) per common share -- basic..............  $ 0.19   $  0.12   $ 0.16   $  (.16)
                                                           ======   =======   ======   =======
Net income (loss) per common share -- assuming
  dilution...............................................  $ 0.18   $  0.11   $ 0.15   $  (.15)
                                                           ======   =======   ======   =======

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

     In the first quarter of 2002, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142.

     The Company reported a significant increase in earnings of partially owned equity affiliates in the second and fourth quarters of 2002. In the second quarter of 2002, CEAI, a wholly owned subsidiary of B.H. Acquisition, recorded a reserve reduction based on a re-evaluation of required insurance reserves as conducted by an independent actuarial review. In the fourth quarter of 2002 certain insurance subsidiaries of Castlewood Holdings recorded reserve reductions based on re-evaluations of required insurance reserves also conducted by independent actuarial reviews.

     The Company incurred a substantial increase in income taxes in the fourth quarter of 2002 as a result of an increase in earnings from partially owned equity affiliates and insufficient remaining NOLs to offset 2002 income.

     General and administrative expenses for the fourth quarter of 2001 include non-cash compensation expense of approximately $1.1 million.

NOTE 11:  SUBSEQUENT EVENTS

     In January 2003, the Company announced that it will contribute up to $10 million to JCF CFN, an entity controlled by JCF Associates I LLC, the general partner of J.C. Flowers I LP, of which approximately $3 million was funded from cash on hand in exchange for a 100% economic interest in JCF CFN. JCF CFN has committed to invest in CFN, a newly-formed limited liability company, together with J.C. Flowers I LP, FIT CFN Holdings LLC (an affiliate of Fortress Investment Group LLC) and affiliates of Cerberus Capital Management, L.P. The Company intends to use cash on hand to fund its remaining capital commitment to JCF CFN.

     In March 2003, CFN announced the acquisition in bankruptcy of substantially all of the assets of Conseco Finance for approximately $785 million. The acquisition was confirmed by the U.S. Bankruptcy Court for the Northern District of Illinois. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. An unrelated party will simultaneously acquire the assets of Mill Creek Bank, which houses Conseco Finance's credit card operations, for approximately $310 million. JCF CFN has also invested in FPS DIP LLC, a second limited liability company formed by the members of CFN to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. The Company expects the acquisition of substantially all of Conseco Finance's assets by CFN to close in the second quarter of 2003, at which time the Company will fund its remaining capital commitment to JCF CFN.

     In March 2003, the Company announced that Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1986 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition, which is subject to regulatory approval in the United Kingdom, will be effected through a newly formed Bermuda company, which will be jointly owned by Castlewood Holdings and Shinsei and is expected to close on or about March 31, 2003. Castlewood Holding will receive a 50.1% economic and voting interest and Shinsei will receive a 49.9% economic and voting interest in the newly formed Bermuda company. Castlewood Holdings' share of the transaction will be funded from cash on hand.

     In March 2003, the Company received a cash dividend of approximately $20.8 million from Castlewood Holdings.

     In March 2003, the Company funded its remaining capital commitment of approximately $7.2 million to Castlewood Holdings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant is included under the sections entitled "Election of Directors", "Executive Officers" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2003 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the sections entitled "Employment Agreements", "Executive Compensation", "Stock Option Grants", "Stock Option Exercises", "Election of Directors -- Compensation of Directors", and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement for the 2003 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included under the sections entitled "Common Stock Ownership by Management", "Principal Shareholders" and "Equity Compensation Plan Information" appearing in the Proxy Statement for the 2003 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the sections entitled "Employment Agreements", "Certain Transactions", "Election of Directors -- Compensation of Directors" and "Executive Compensation" appearing in the Proxy Statement for the 2003 Annual Meeting of Shareholders and such sections are deemed incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor have there been any significant deficiencies or material weaknesses. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

          The following financial statements included in Item 8 of this Annual Report are for the fiscal period ended December 31, 2002 and are incorporated herein by reference.

        Independent Auditors' Report.
        Consolidated Balance Sheets as of December 31, 2002 and 2001. Consolidated Statements of Income for the years ended December 31, 2002,
         2001 and 2000.
        Consolidated Statements of Comprehensive Income for the years ended
         December 31, 2002, 2001 and 2000.
        Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2002, 2001 and 2000.
        Consolidated Statements of Cash Flows for the years ended December 31,
         2002, 2001 and 2000.
        Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

     The following financial statements of Castlewood Holdings included in this Annual Report are for the fiscal period ended December 31, 2002.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................  F-2
Consolidated Statements of Earnings and Retained Earnings
  for the year ended December 31, 2002 and for the period
  from August 16, 2001
(date of incorporation) to December 31, 2001................  F-3
Statements of Comprehensive Income for the year ended
  December 31, 2002 and for the period from August 16, 2001
  (date of incorporation) to December 31, 2001..............  F-4
Statements of Shareholders' Equity for the year ended
  December 31, 2002 and for the period from August 16, 2001
  (date of incorporation) to December 31, 2001..............  F-5
Consolidated Statement of Cash Flows for the year ended
  December 31, 2002 and for the period from August 16, 2001
  (date of incorporation) to December 31, 2001..............  F-6
Notes to the Consolidated Financial Statements..............  F-7

     The following financial statements of B.H. Acquisition included in this Annual Report are for the fiscal period ended December 31, 2002.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-18
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................  F-19
Consolidated Statements of Earnings and Retained Earnings
  for the years ended December 31, 2002 and 2001 and for the period from April 3, 2000 (date of incorporation) to
  December 31, 2000.........................................  F-20
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001 and for the period from April
  3, 2000 (date of incorporation) to December 31, 2000......  F-21
Notes to the Financial Statements...........................  F-22

          3. Exhibits

REFERENCE
 NUMBER                       DESCRIPTION OF EXHIBITS
---------                     -----------------------
   2.1      Shareholders Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.1 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.2      Investment Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.2 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.3      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A. and B.H. Acquisition Limited
            (incorporated by reference to Exhibit 2.3 to the Current
            Report on Form 8-K, dated July 18, 2000).
   2.4      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A., Brittany Holdings Limited and
            B.H. Acquisition Limited (incorporated by reference to
            Exhibit 2.4 to the Current Report on Form 8-K, dated July
            18, 2000).
   2.5      Share Purchase and Capital Commitment Agreement, dated as of
            October 1, 2001, between the Company, Castlewood Holdings,
            Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
            Marsh & McLennan Employees' Securities Company, L.P. and the
            other parties thereto (incorporated by reference to Exhibit
            2.1 to the Current Report on Form 8-K, dated December 13,
            2001).
   2.6      Amendment No. 1 and Waiver of Certain Closing Conditions to
            the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
            Exhibit 2.2 to the Current Report on Form 8-K, dated
            December 13, 2001).
   3.1      Articles of Incorporation of the Company, as amended on June
            10, 1998 (incorporated by reference to Exhibit 3.1 to the
            Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      Bylaws of the Company, as amended on May 20, 1999
            (incorporated by reference to Exhibit 3.2 to the Quarterly
            Report on Form 10-Q, dated August 6, 1999).
   4.1      Rights Agreement between the Company and American Stock
            Transfer & Trust Company, as Rights Agent, dated as of
            January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
            dated March 27, 1997).
   4.2      Amendment Agreement, dated as of October 20, 1998, to the
            Rights Agreement, dated as of January 20, 1997, between the
            Company and American Stock Transfer & Trust Company
            (incorporated by reference to Exhibit 10.2 to the Current
            Report on Form 8-K dated October 20, 1998).
  10.1      1997 Amended CEO Stock Option Plan (incorporated by
            reference to Appendix A to the Proxy Statement for the
            Annual Meeting of Shareholders, dated May 23, 1997).
  10.2      1997 Amended Outside Directors' Stock Option Plan
            (incorporated by reference to Appendix B to the Proxy
            Statement for the Annual Meeting of Shareholders, dated May
            23, 1997).
  10.3      1997 Amended Omnibus Incentive Plan (incorporated by
            reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 2001).
  10.4      2001 Outside Directors' Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual
            Meeting of Shareholders, dated May 8, 2001).
  10.5      Revolving Credit Note, dated July 31, 1997, made by the
            Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
  10.6      Stock Pledge Agreement between the Company and First Union
            National Bank, dated July 31, 1997 (incorporated by
            reference to Exhibit 10.2 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).

REFERENCE
 NUMBER                       DESCRIPTION OF EXHIBITS
---------                     -----------------------
  10.7      Deferred Compensation and Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 99.1 to the
            Quarterly Report on Form 10-Q, dated October 30, 1997).
  10.8      Investment Agreement, dated October 20, 1998, between the
            Company and J. Christopher Flowers, together with certain
            exhibits thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 1998).
  10.9      Form of Severance Benefits Agreement between the Company and each of Nimrod T. Frazer, Cheryl D. Davis and Amy M.
            Dunaway, each dated May 21, 1998 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated
            March 29, 1999).
  10.10     Amended and Restated Employment Agreement between the
            Company and John Oros dated March 2, 2000 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated March 22, 2000).
  10.11     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and Nimrod T. Frazer
            (incorporated by reference to Exhibit 10.1 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).
  10.12     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and John Oros
            (incorporated by reference to Exhibit 10.2 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).
  10.13     Limited Liability Company Agreement of JCF CFN LLC, dated as of December 19, 2002, between JCF Associates I, LLC and the
            Company.
  21        Subsidiaries of The Enstar Group, Inc. as of March 31, 2003.
  99.1      The Enstar Group, Inc. Private Securities Litigation Reform
            Act of 1995 Safe Harbor Compliance Statement For
            Forward-Looking Statements.
  99.2      Certifications Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

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

March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/ NIMROD T. FRAZER                    Chairman of the Board of          March 31, 2003
  ----------------------------------------------------      Directors, and Chief
                    Nimrod T. Frazer                        Executive Officer

                  /s/ CHERYL D. DAVIS                     Chief Financial Officer, Vice     March 31, 2003
  ----------------------------------------------------      President and Secretary
                    Cheryl D. Davis                         (Principal Accounting
                                                            Officer)

                    /s/ JOHN J. OROS                      President and Chief Operating     March 31, 2003
  ----------------------------------------------------      Officer
                      John J. Oros

               /s/ J. CHRISTOPHER FLOWERS                 Vice Chairman of the Board of     March 31, 2003
  ----------------------------------------------------      Directors
                 J. Christopher Flowers

                 /s/ T. WHIT ARMSTRONG                    Director                          March 31, 2003
  ----------------------------------------------------
                   T. Whit Armstrong

                   /s/ T. WAYNE DAVIS                     Director                          March 31, 2003
  ----------------------------------------------------
                     T. Wayne Davis

                  /s/ JEFFREY S. HALIS                    Director                          March 31, 2003
  ----------------------------------------------------
                    Jeffrey S. Halis

                                 CERTIFICATIONS

I, Nimrod T. Frazer, Chairman of the Board of Directors and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of The Enstar Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ NIMROD T. FRAZER
                                            ------------------------------------
                                                      Nimrod T. Frazer
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

Date: March 31, 2003

I, Cheryl D. Davis, Chief Financial Officer, Vice President of Corporate Taxes and Secretary, certify that:

     1. I have reviewed this annual report on Form 10-K of The Enstar Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ CHERYL D. DAVIS
                                            ------------------------------------
                                                      Cheryl D. Davis
                                                  Chief Financial Officer,
                                             Vice President of Corporate Taxes,
                                                          Secretary

Date: March 31, 2003

                          CASTLEWOOD HOLDINGS LIMITED

       CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

    FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE PERIOD FROM AUGUST 16, 2001
                  (DATE OF INCORPORATION) TO DECEMBER 31, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
  Castlewood Holdings Limited

     We have audited the accompanying consolidated balance sheets of Castlewood Holdings Limited and subsidiaries as at December 31, 2002 and 2001, and the related consolidated statements of earnings and retained earnings, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2002 and for the period from August 16, 2001 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Castlewood Holdings Limited and subsidiaries as at December 31, 2002 and 2001 and the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from August 16, 2001 (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche
Hamilton, Bermuda
March 25, 2003

                          CASTLEWOOD HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2002       2001
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents (Note 4)..........................  $ 85,916   $ 71,906
Investments in marketable securities (Note 5)...............   258,429    175,068
Accrued interest............................................     1,860      3,445
Accounts receivable.........................................     5,149      2,994
Reinsurance balances receivable (Note 6)....................   122,937    238,162
Investment in partly-owned company (Note 7).................    16,838     11,259
Goodwill....................................................    21,222     21,222
Other assets................................................     2,246      3,789
                                                              --------   --------
Total assets................................................  $514,597   $527,845
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses (Note 8)................  $284,409   $419,717
Reinsurance balances payable (Note 9).......................    39,810     32,792
Accounts payable and accrued liabilities....................    19,575      2,978
Notes payable to shareholders (Note 10).....................        --      3,013
Due to shareholders (Note 11)...............................        --      1,581
Income taxes payable........................................       597        314
Other liabilities...........................................     2,733      3,754
                                                              --------   --------
Total liabilities...........................................   347,124    464,149
                                                              --------   --------
                              SHAREHOLDERS' EQUITY
Share capital (Note 12)
Authorized issued and fully paid, par value $1 each
  Ordinary voting shares....................................        18         18
  Ordinary non-voting redeemable shares.....................    40,502     39,494
Additional paid-in capital (Note 13)........................    67,878     24,988
Deferred compensation.......................................    (1,748)        --
Accumulated other comprehensive income (loss):
  Unrealized holding gain (loss) on investments.............       119       (450)
  Currency translation adjustment...........................       492         53
Retained earnings (Deficit).................................    60,212       (407)
                                                              --------   --------
Total shareholders' equity..................................   167,473     63,696
                                                              --------   --------
Total liabilities and shareholders' equity..................  $514,597   $527,845
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
FOR THE PERIOD FROM AUGUST 16, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2002      2001
                                                              -------   ------
Income
  Underwriting income (Note 14).............................  $48,758   $   90
  Consulting fees (Note 15).................................   20,627      983
  Net investment income (Note 5)............................    8,927      990
                                                              -------   ------
                                                               78,312    2,063
                                                              -------   ------
Expenses
  Salaries and benefits.....................................   24,222      690
  General and administrative expenses.......................    7,962    1,429
  Foreign exchange (gain) loss..............................   (4,930)     595
                                                              -------   ------
                                                               27,254    2,714
                                                              -------   ------
Earnings (loss) before income taxes and share of net income
  of partly-owned company...................................   51,058     (651)
Income taxes................................................     (518)    (145)
Share of net income of partly-owned company (Note 7)........   10,079      389
                                                              -------   ------
Net earnings (loss).........................................   60,619     (407)
Deficit, beginning of period................................     (407)      --
                                                              -------   ------
Retained earnings (deficit), end of period..................  $60,212   $ (407)
                                                              =======   ======

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                       STATEMENTS OF COMPREHENSIVE INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
FOR THE PERIOD FROM AUGUST 16, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2002     2001
                                                              -------   -----
Net earnings (loss).........................................  $60,619   $(407)
                                                              -------   -----
Other comprehensive income (loss):
  Unrealized holding gains (losses) on investments arising
     during the period......................................    1,102    (450)
  Less: reclassification adjustment for net realized gains
     included in net earnings...............................     (533)     --
                                                              -------   -----
                                                                  569    (450)
  Currency translation adjustment...........................      439      53
                                                              -------   -----
  Other comprehensive income (loss):........................    1,008    (397)
                                                              -------   -----
Comprehensive income (loss).................................  $61,627   $(804)
                                                              =======   =====

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
FOR THE PERIOD FROM AUGUST 16, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                         ACCUMULATED
                                  COMMON    ADDITIONAL                      OTHER       (DEFICIT)
                                   SHARE     PAID-IN       DEFERRED     COMPREHENSIVE   RETAINED
                                  CAPITAL    CAPITAL     COMPENSATION      INCOME       EARNINGS     TOTAL
                                  -------   ----------   ------------   -------------   ---------   --------
Subscription for common stock...  $    12    $    --       $    --         $   --        $    --    $     12
Issued for purchase of
  Castlewood Limited............   39,500         --            --             --             --      39,500
Contribution of capital.........       --     24,988            --             --             --      24,988
Loss............................       --         --            --             --           (407)       (407)
Other comprehensive loss........       --         --            --           (397)            --        (397)
                                  -------    -------       -------         ------        -------    --------
December 31, 2001...............   39,512     24,988            --           (397)          (407)     63,696
Deferred compensation granted...    1,008        890        (1,898)            --             --          --
Amortization of deferred
  compensation..................       --         --           150             --             --         150
Contribution of capital.........       --     42,000            --             --             --      42,000
Net earnings....................       --         --            --             --         60,619      60,619
Other comprehensive income......       --         --            --          1,008             --       1,008
                                  -------    -------       -------         ------        -------    --------
December 31, 2002...............  $40,520    $67,878       $(1,748)        $  611        $60,212    $167,473
                                  =======    =======       =======         ======        =======    ========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
FOR THE PERIOD FROM AUGUST 16, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2002        2001
                                                              ---------   --------
Operating activities:
  Net earnings (loss).......................................  $  60,619   $   (407)
  Adjustments to reconcile net earnings (loss) to net cash
     flows provided by operating activities:
     Share of net income of partly-owned company............    (10,079)      (389)
     Dividend received from partly-owned company............      4,500         --
     Depreciation and amortization..........................        317         12
     Amortization of deferred compensation..................        150         --
     Amortization of bond premiums or discounts.............      1,421         89
     Net realized gains on sale of debt securities..........       (533)        --
                                                              ---------   --------
                                                                 56,395       (695)
     Changes in assets and liabilities:
       Accrued interest.....................................      1,635      1,199
       Accounts receivable..................................     (1,930)     2,365
       Reinsurance balances receivable......................    122,922      2,036
       Other assets.........................................      2,446          7
       Losses and loss adjustment expenses..................   (170,821)     5,751
       Reinsurance balances payable.........................      5,008      5,010
       Accounts payable and accrued liabilities.............     16,443     (1,375)
       Due to shareholders..................................     (1,581)    (1,954)
       Interest paid on notes payable to shareholders.......         65         13
       Income taxes payable.................................        235         94
       Other liabilities....................................     (1,021)       (62)
                                                              ---------   --------
       Net cash flows provided by operating activities......     29,796     12,389
                                                              ---------   --------
Investing activities:
  Cash acquired on purchase of subsidiaries.................     32,800     54,367
  Cash used for acquisition of subsidiaries.................     (4,108)   (16,636)
  Proceeds from sale of debt securities
     available-for-sale.....................................    173,112         --
  Purchase of debt securities available-for-sale............   (264,692)   (10,266)
  Maturity of debt securities available-for-sale............      7,900      7,000
                                                              ---------   --------
       Net cash flows (used in) provided by investing
        activities..........................................    (54,988)    34,465
                                                              ---------   --------
Financing activities:
  Repayment of notes payable to shareholders................     (3,078)        --
  Proceeds on issuance of common stock......................         --         12
  Contribution of capital...................................     42,000     24,988
                                                              ---------   --------
       Net cash flows provided by financing activities......     38,922     25,000
                                                              ---------   --------
Translation adjustment......................................        280         52
                                                              ---------   --------
Net increase in cash and cash equivalents...................     14,010     71,906
Cash and cash equivalents, beginning of period..............     71,906         --
                                                              ---------   --------
Cash and cash equivalents, end of period....................  $  85,916   $ 71,906
                                                              =========   ========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

 1.  DESCRIPTION OF BUSINESS

     Castlewood Holdings Limited ("Castlewood Holdings") was incorporated under the laws of Bermuda on August 16, 2001, and on November 29, 2001, acquired 100% of the common shares of Castlewood Limited ("Castlewood"), for consideration of $46,637 in shares, cash and notes payable. Castlewood Holdings did not operate prior to November 29, 2001 (see note 3).

     Castlewood Holdings and its subsidiaries (the "Company") acquire and manage insurance and reinsurance companies in run-off, and provide management, consultancy and other services to the insurance and reinsurance industry.

2.  SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PREPARATION

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company's financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses and reinsurance balances receivable.

  BASIS OF CONSOLIDATION

     The consolidated financial statements include the assets, liabilities and results of operations of Castlewood Holdings for the year ended December 31, 2002 and from its incorporation date of August 16, 2001 to December 31, 2001, and for its wholly owned subsidiaries for the year ended December 31, 2002 and from November 29, 2001 to December 31, 2001, except for Hudson Reinsurance Company Limited ("Hudson"). The results of operations of Hudson are included from the date of its acquisition by the Company. From its incorporation date of August 16, 2001 to November 29, 2001, the Company did not engage in any significant activities. Intercompany transactions are eliminated on consolidation.

  CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash and cash equivalents.

  INVESTMENTS

     Debt and equity securities are classified as available-for-sale securities and are carried at fair value, with unrealized holding gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income.

     Investments are reviewed on a regular basis to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments involves significant management judgment. Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

     Realized gains and losses on sales of securities classified as available-for-sale are recognized in net investment income on the specific identification basis.

  INVESTMENT IN PARTLY-OWNED COMPANY

     Investment in partly-owned company is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company's share of after-tax earnings or losses and reduced by dividends received. Investment in partly-owned company is reviewed on a regular basis to determine if they have sustained an impairment of value that is considered to be other than temporary.

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

  CONSULTING FEES

     Fixed fees are recognized on a straight-line basis over the term of the agreement. Fees based on hourly charge rates are recognized as services are provided. Performance fees are recognized upon completion of all the requirements as specified in the agreement.

  TRANSLATION OF FOREIGN CURRENCIES

     At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Company are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net earnings.

     Assets and liabilities of subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenues and expenses of subsidiaries are translated into U.S. dollars at the average rates of exchange for the years. The resultant translation adjustment for self-sustaining subsidiaries is classified as a separate component of other comprehensive income, and for integrated operations is included in net earnings.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair value of financial instruments held by the Company approximates carrying value. The estimated value of the investments is based on quoted market value.

  RECLASSIFICATIONS

     Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

  GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of the net assets received related to the acquisition of Castlewood. SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) requires that, upon adoption, the Company perform an initial valuation of its goodwill assets. The Company is then required to update this analysis on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is to be written down in the period in which the determination is made. Neither the Company's initial valuation nor its subsequent valuation has indicated any impairment of the Company's goodwill asset.

     On January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement changes the accounting for goodwill and indefinite-lived intangibles in two significant ways. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceases upon adoption of that statement. An annual impairment valuation has concluded that there is no impairment to the value of the Company's goodwill asset. In connection with the transitional goodwill impairment test, the Company has (i) identified its reporting units,
(ii) determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (iii) determined the fair value of each reporting unit. If the carrying value of any reporting unit had exceeded its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities would have been determined to calculate the amount of goodwill impairment, if any.

  STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock awards. The intrinsic value method has been used to account for stock based employee compensation.

     During 2002, the Company entered into an agreement with senior employees that provided for stock awards. Employee stock awards for 153 Class C common shares and 1,007,552 Class E common shares were granted to the senior employees.

     Pursuant to APB Opinion No. 25, compensation expense for employee stock awards is measured at the fair value of the shares at the date of grant and recognized as the awards vest.

     The shares vest over a period of 4 years. The Company has charged compensation expense of $150 relating to these restricted share awards in 2002. Had the Company applied SFAS No. 123 "Accounting for Stock-Based Compensation" in accounting for its restricted share awards, its compensation expense and net earnings would not have changed.

  VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity may be essentially passive or it may engage in research and development of other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has identified one variable interest entity, subject to consolidation under

FIN 46. Under terms of a management agreement with Lansdowne Insurance Company Ltd. ("Lansdowne"), the net income of Lansdowne is paid to the Company as a management fee.

     Lansdowne is licensed as a Class 3 Insurer under the Bermuda Insurance Act, 1978 and related regulations, as amended. Lansdowne acts as a reinsurer in respect of property and casualty lines. Under its Act of Incorporation, Lansdowne may establish separate accounts where directed by the related insurance policy or reinsurance agreements. Creditors of separate accounts established to date have no claim upon the assets of other separate accounts or upon Lansdowne's general assets. Separate accounts assets and liabilities are shown separately on the balance sheet of Lansdowne as assets held in, and liabilities related to, separate accounts. As at December 31, 2002 Lansdowne's assets and liabilities were $97,115 and $96,975, respectively, both of which include $95,868 relating to separate accounts. Shareholders' equity was $140. Lansdowne's assets and liabilities, and the results of its operations are not currently included in the Company's financial statements.

3.  ACQUISITIONS

     Castlewood -- The acquisition of Castlewood by Castlewood Holdings has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The purchase price and fair value of assets acquired are as follows:

Purchase price
Castlewood Holdings Class C voting shares...................  $     6
Castlewood Holdings Class E non-voting redeemable shares....   39,494
Notes payable bearing interest at 5%, payable after May 1,
  2002......................................................    3,000
Cash........................................................    1,275
Direct costs of the acquisition.............................    2,862
                                                              -------
          Total purchase price..............................   46,637
                                                              -------
Net tangible assets acquired at fair value..................   25,415
                                                              -------
Excess of purchase price over net tangible assets
  (Goodwill)................................................  $21,222
                                                              =======

     River Thames -- Immediately after the acquisition of Castlewood, a wholly owned subsidiary of Castlewood Holdings, Revir Limited ("Revir") completed the acquisition of two reinsurance companies, River Thames Insurance Company Limited, ("River Thames") based in London, England, and Overseas Reinsurance Corporation Limited, ("Overseas Re") based in Bermuda and an underwriting agency, Regis Agencies Limited ("Regis"), from Sedgwick Group Limited.

     The acquisitions have been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The purchase price and fair value of assets acquired are as follows:

Purchase price..............................................  $15,075
Direct costs of the acquisition.............................      148
                                                              -------
          Total purchase price..............................  $15,223
                                                              =======
Net tangible assets (liabilities) acquired at fair value:
River Thames................................................  $37,753
Overseas Re.................................................  (22,570)
Regis.......................................................       40
                                                              -------
          Total net tangible assets acquired at fair
           value............................................  $15,223
                                                              =======

     Hudson -- On August 19, 2002, a wholly owned subsidiary of Castlewood Holdings, Kenmare Holdings Limited completed the acquisition of Hudson, a reinsurance company, based in Bermuda.

     The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The purchase price and fair value of assets acquired are as follows:

Purchase price..............................................  $4,000
Direct costs of the acquisition.............................     108
                                                              ------
Total purchase price........................................  $4,108
                                                              ======
Net tangible assets acquired at fair value..................  $4,108
                                                              ======

4.  PLEDGED ASSETS

     Cash and cash equivalents in the amount of $6,558 and $5,189 as of December 31, 2002 and 2001, respectively are pledged as collateral against letters of credit in the same amounts. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers. Loss and loss adjustment expense liabilities are provided on those contracts in amounts at least equal to related letters of credit.

5.  INVESTMENTS

     The amortized cost and estimated fair value of investments in debt securities available-for-sale are as follows:

                                                              GROSS        GROSS        GROSS
                                                            UNREALIZED   UNREALIZED   ESTIMATED
                                                AMORTIZED    HOLDING      HOLDING       FAIR
                                                  COST        GAINS        LOSSES       VALUE
                                                ---------   ----------   ----------   ---------
As at December 31, 2002
Corporate debt securities.....................  $ 44,324       $ 63         $(15)     $ 44,372
Foreign government securities.................    21,077         12          (26)       21,063
Mutual funds..................................   192,909         85           --       192,994
                                                --------       ----         ----      --------
                                                $258,310       $160         $(41)     $258,429
                                                ========       ====         ====      ========

                                                              GROSS        GROSS        GROSS
                                                            UNREALIZED   UNREALIZED   ESTIMATED
                                                AMORTIZED    HOLDING      HOLDING       FAIR
                                                  COST        GAINS        LOSSES       VALUE
                                                ---------   ----------   ----------   ---------
As at December 31, 2001
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies...  $  7,355        $--        $ (25)     $  7,330
Corporate debt securities.....................    36,622         5          (207)       36,420
Foreign government securities.................    90,608        --          (136)       90,472
Mutual funds..................................    40,933        --           (87)       40,846
                                                --------        --         -----      --------
                                                $175,518        $5         $(455)     $175,068
                                                ========        ==         =====      ========

     Mutual funds invest in fixed income and money market securities denominated in U.S. dollars, with average target duration of nine months.

     The amortized cost and estimated fair values of debt securities classified as available-for-sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED     FAIR
                                                                COST       VALUE
                                                              ---------   --------
Due within one year.........................................  $246,093    $246,184
Due after one year through five years.......................    12,217      12,245
                                                              --------    --------
                                                              $258,310    $258,429
                                                              ========    ========

     Major categories of net investment income are summarized as follows:

                                                                2002        2001
                                                              ---------   --------
Interest from debt securities and mutual funds..............  $  7,110    $    867
Interest on cash and cash equivalents.......................     2,705         212
Net realized gains on sales of debt securities..............       533          --
Amortization of bond premiums or discounts..................    (1,421)        (89)
                                                              --------    --------
                                                              $  8,927    $    990
                                                              ========    ========

     During the year ended December 31, 2002, gross realized gains on sale of debt securities were $544 and gross realized losses on sale of debt securities were $11.

6.  REINSURANCE BALANCES RECEIVABLE

                                                                2002       2001
                                                              --------   --------
Recoverable from reinsurers on:
  Paid losses...............................................  $ 23,046   $ 42,952
  Outstanding losses........................................    35,092     86,280
  Losses incurred but not reported..........................    64,799    108,930
                                                              --------   --------
                                                              $122,937   $238,162
                                                              ========   ========

     The Company uses retrocessional agreements to reduce its exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $38,908 and $30,573 at December 31, 2002 and 2001, respectively.

     At December 31, 2002 and 2001, reinsurance receivables with a carrying value of $45,053 and $40,269 respectively were associated with a single reinsurer which represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

7.  INVESTMENT IN PARTLY-OWNED COMPANY

     Castlewood Holdings holds 45% of the common shares of BH Acquisition Ltd. ("BH"). The common shares held by Castlewood Holdings have 33% of BH's voting rights. BH wholly owns two insurance companies in run-off, Brittany Insurance Company Ltd., incorporated in Bermuda, and Compagnie Europeenne d'Assurances Industrielles S.A., incorporated in Belgium.

                                                               2002      2001
                                                              -------   -------
Investment as at beginning of year..........................  $11,259   $    --
Acquisition of partly-owned company.........................       --    10,870
Share of net income.........................................   10,079       389
Dividends paid..............................................   (4,500)       --
                                                              -------   -------
Investment as at end of year................................  $16,838   $11,259
                                                              =======   =======

     As of December 31, 2002 and 2001, consolidated retained earnings include $5,968 and $389, respectively of undistributed earnings of companies accounted for by the equity method.

8.  LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                2002       2001
                                                              --------   --------
Outstanding.................................................  $140,850   $169,269
Incurred but not reported...................................   143,559    250,448
                                                              --------   --------
                                                              $284,409   $419,717
                                                              ========   ========

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                2002       2001
                                                              --------   --------
Balance as at beginning of period...........................  $419,717   $416,299
Less reinsurance recoverables...............................   195,210    192,192
                                                              --------   --------
                                                               224,507    224,107
Effect of exchange rate movement............................     6,774      2,750
Incurred related to prior years.............................   (51,375)        --
Paid related to prior years.................................   (29,655)    (2,350)
Acquired on purchase of subsidiaries........................    34,267         --
                                                              --------   --------
Net balance as at December 31...............................   184,518    224,507
     Plus reinsurance recoverables..........................    99,891    195,210
                                                              --------   --------
Balance as at December 31...................................  $284,409   $419,717
                                                              ========   ========

     The Company's liability for unpaid losses and loss adjustment expenses as of December 31, 2002 and 2001 included $45,994 and $66,067, respectively that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2002 and 2001 was $154,856 and $194,069, respectively.

     In establishing the liability for loss claims and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Reductions in estimates of ultimate losses arise from loss settlements below carried reserves and reductions in actuarial estimates of losses incurred but not reported.

9.  REINSURANCE BALANCES PAYABLE

     Under the terms of certain of the Company's acquisitions, distributions from certain acquired companies in excess of their purchase price are shared with the sellers, subject to aggregate caps. The financial statements reflect a provision of $17,239 in this regard.

10.  NOTES PAYABLE TO SHAREHOLDERS

     Notes payable, bearing interest of 5% per annum, were issued as part of the purchase consideration for Castlewood (see Note 1), and were repaid during 2002.

11.  DUE TO SHAREHOLDERS

     Due to shareholders represents pre-acquisition costs and structuring fees in relation to the acquisition of Castlewood, and were repaid during 2002.

12.  SHARE CAPITAL

     Authorized shares of par value $1 each

                                                                 2002         2001
                                                              ----------   ----------
Class A ordinary voting shares..............................       6,000        6,000
Class B ordinary voting shares..............................       6,000        6,000
Class C ordinary voting shares..............................       6,153        6,000
Class E ordinary non-voting redeemable shares...............  40,501,552   39,494,000
Shares not allocated to a class.............................  58,480,295           --
                                                              ----------   ----------
                                                              99,000,000   39,512,000
                                                              ==========   ==========

     Issued and fully paid shares of par value $1 each

                                                                 2002         2001
                                                              ----------   ----------
Class A ordinary voting shares..............................  $        6   $        6
Class B ordinary voting shares..............................           6            6
Class C ordinary voting shares..............................           6            6
Class E ordinary non-voting redeemable shares...............      40,502       39,494
                                                              ----------   ----------
                                                              $   40,520   $   39,512
                                                              ==========   ==========

     Class E non-voting redeemable shares are held by Class C shareholders and will be redeemed based upon distributions to Class A and Class B shareholders.

     On March 18, 2003 the Company designated 15,282,000 Class E shares as redeemable.

13.  ADDITIONAL PAID-IN CAPITAL

     During the periods ended December 31, 2002 and 2001, shareholders of the Company have made contributions in the amount of $42,000 and $24,988, respectively.

     As part of the acquisition of Castlewood (see note 3), certain of the shareholders of the Company made commitments to contribute capital of $79,000 upon request of the Board of Directors of the Company. As of December 31, 2002 and 2001, the undrawn capital commitments of these shareholders were to $12,012 and $54,012, respectively.

14.  UNDERWRITING INCOME

     Underwriting income is summarized as follows:

                                                                2002     2001
                                                              --------   ----
Net written and earned premiums.............................     1,907     --
                                                              --------   ----
Loss and loss adjustment expenses...........................   (89,850)    --
Reinsurance recoveries......................................    38,475     --
                                                              --------   ----
Net losses and loss adjustment expenses.....................   (51,375)    --
Commissions and brokerage...................................       710    (90)
                                                              --------   ----
                                                               (50,665)   (90)
                                                              --------   ----
Net underwriting income.....................................  $ 48,758   $ 90
                                                              ========   ====

     Net underwriting income primarily arises from settlement of losses below carried reserves and reductions in actuarial estimates of losses incurred but not reported.

15.  RELATED PARTY TRANSACTIONS

     During the periods ended December 31, 2002 and 2001, Castlewood earned consulting fees of $1,250 and $104, respectively from subsidiaries of its partly-owned company (see note 7).

16.  TAXATION

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

     River Thames' effective tax rate is approximately 30%. As of December 31, 2002 and 2001 River Thames has tax loss carry-forwards, which do not expire, of approximately $62,133 and $43,750, respectively. River Thames had taxable losses during 2002 and 2001 and management cannot determine whether tax loss carry-forwards will be realized. Accordingly, a valuation allowance has been provided for the tax benefit of these loss carry-forwards as follows:

                                                                2002       2001
                                                              --------   --------
Benefit of loss carry-forward...............................  $ 18,640   $ 13,125
Valuation allowance.........................................   (18,640)   (13,125)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

17.  STATUTORY REQUIREMENTS

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis"), and maintain minimum levels of solvency and liquidity. As at December 31, 2002 and 2001, the reinsurance subsidiaries' solvency and liquidity were in excess of the minimum levels required.

     Retained earnings of reinsurance subsidiaries are not restricted as minimum capital solvency margins are covered by share capital and additional paid-in capital. Retained earnings of $6,605 of the partly-owned company requires regulatory approval prior to distribution.

18.  COMMITMENTS

     The Company leases office space under operating leases expiring in various years through 2011. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2002:

2003........................................................  $  788
2004........................................................     788
2005........................................................     788
2006........................................................     788
2007........................................................     566
2008 through 2012...........................................   1,174
                                                              ------
                                                              $4,892
                                                              ======

     Rent expense for the periods ended December 31, 2002 and 2001 was $708 and $50, respectively.

19.  PENSIONS

     The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans. Pension expense for the periods ended December 31, 2002 and 2001 was $550 and $64, respectively

20.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2002, a 50.1% owned subsidiary of Castlewood Holdings reached agreement to purchase Toa-Re Insurance (UK) Limited, a reinsurance company based in London, England for L29,000. The purchase is scheduled to close by March 31, 2003.

     On March 18, 2003 the Company declared a dividend to its Class A and B shareholders of $53,801.

                             B.H. ACQUISITION LTD.

       CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2002 AND 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
  B.H. Acquisition Ltd.

We have audited the accompanying consolidated balance sheets of B.H. Acquisition Ltd. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings and retained earnings and cash flows for the years ended December 31, 2002, December 31, 2001 and for the period from April 3, 2000 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B.H. Acquisition Ltd. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, December 31, 2001 and for the period from April 3, 2000 (date of incorporation) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill pursuant to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche
Hamilton, Bermuda
March 25, 2003

                             B.H. ACQUISITION LTD.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                          (EXPRESSED IN U.S. DOLLARS)

                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Cash and cash equivalents (Note 3)..........................  $ 55,955,866   $ 77,727,018
Investments (Notes 3 and 4).................................    28,273,859     11,037,927
Insurance balances receivable...............................    14,561,896     17,030,943
Funds withheld by ceding companies..........................     2,793,884      2,193,996
Losses and loss adjustment expenses recoverable from
  reinsurers (Note 5).......................................    23,841,938     28,095,036
                                                              ------------   ------------
          Total assets......................................  $125,427,443   $136,084,920
                                                              ============   ============

                                       LIABILITIES
Losses and loss adjustment expenses (Note 6)................  $ 72,421,076   $100,635,181
Insurance balances payable..................................    15,259,876     10,020,856
Unearned premiums...........................................            --         75,272
Accounts payable............................................       328,008        332,646
Negative goodwill (Note 2)..................................            --      2,969,394
                                                              ------------   ------------
          Total liabilities.................................    88,008,960    114,033,349
                                                              ------------   ------------

                                  SHAREHOLDERS' EQUITY
Share capital
Authorized, issued and fully paid 12,000 common shares of
  par value $l each.........................................        12,000         12,000
Contributed surplus.........................................    17,241,900     17,241,900
Retained earnings...........................................    20,164,583      4,797,671
                                                              ------------   ------------
          Total shareholders' equity........................    37,418,483     22,051,571
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $125,427,443   $136,084,920
                                                              ============   ============

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
 FOR THE PERIOD FROM APRIL 3, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
                          (EXPRESSED IN U.S. DOLLARS)

                                                           2002           2001           2000
                                                       ------------   ------------   ------------
Underwriting operations
  Net premiums earned................................  $     (8,179)  $     22,973   $     76,582
                                                       ------------   ------------   ------------
  Losses and loss adjustment expenses................   (26,400,791)     3,688,108     (4,482,288)
  Reinsurance recoveries.............................     3,202,431     (4,149,307)    (9,347,178)
  Provision for uncollectable insurance and
     reinsurance balances............................     3,241,990      2,790,845             --
                                                       ------------   ------------   ------------
  Net losses and loss adjustment expenses............   (19,956,370)     2,329,646    (13,829,466)
  Underwriting expenses..............................       123,855         94,896        148,699
                                                       ------------   ------------   ------------
                                                        (19,832,515)     2,424,542    (13,680,767)
                                                       ------------   ------------   ------------
  Net underwriting income (loss).....................    19,824,336     (2,401,569)    13,757,349
Net investment income (Note 4).......................     2,193,795      4,716,200      3,668,667
General and administrative expenses (Note 7).........    (3,202,321)    (2,919,670)    (1,827,164)
Amortization of negative goodwill (Note 2)...........            --        848,400        424,200
Amortization of run-off provision....................     2,250,000      2,250,000      1,850,000
Other income.........................................        27,156         90,670            532
Foreign exchange gain................................     1,304,552      2,213,640      1,249,418
                                                       ------------   ------------   ------------
Net earnings before cumulative effect of change in
  accounting principle...............................    22,397,518      4,797,671     19,123,002
Cumulative effect of change in accounting principle
  (Note 2)...........................................     2,969,394             --             --
                                                       ------------   ------------   ------------
Net earnings.........................................    25,366,912      4,797,671     19,123,002
Retained earnings, beginning of year.................     4,797,671     19,123,002             --
Dividends............................................   (10,000,000)   (19,123,002)            --
                                                       ------------   ------------   ------------
Retained earnings, end of year.......................  $ 20,164,583   $  4,797,671   $ 19,123,002
                                                       ============   ============   ============

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001 AND
 FOR THE PERIOD FROM APRIL 3, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
                          (EXPRESSED IN U.S. DOLLARS)

                                                           2002           2001           2000
                                                       ------------   ------------   ------------
Operating activities:
  Net earnings.......................................  $ 25,366,912   $  4,797,671   $ 19,123,002
  Adjustments to reconcile net earnings to net cash
     flows used in operating activities:
     Amortization of negative goodwill...............            --       (848,400)      (424,200)
     Amortization of run-off provision...............    (2,250,000)    (2,250,000)    (1,850,000)
     Amortization of fair value adjustment...........     3,148,982        266,421         75,253
     Net unrealized loss (gain) on trading
       securities....................................       201,300       (169,395)      (144,082)
     Net realized gain on sale of securities.........            --        (37,939)      (874,460)
     Cumulative effect of change in accounting
       principle.....................................    (2,969,394)            --             --
                                                       ------------   ------------   ------------
                                                         23,497,800      1,758,358     15,905,513
Changes in assets and liabilities:
  Purchase of trading securities.....................   (27,876,607)      (532,256)   (10,738,610)
  Proceeds on sale of trading securities.............    10,439,375        584,355     29,107,701
  Due from former parent company of subsidiaries.....            --             --     57,270,577
  Accrued interest receivable........................            --        141,424        461,180
  Insurance balances receivable......................     2,469,047      1,545,231       (797,442)
  Funds withheld by ceding companies.................      (599,888)        43,409       (130,300)
  Losses and loss adjustment expenses recoverable
     from reinsurers.................................     5,317,661      3,813,385    (12,389,736)
  Losses and loss adjustment expenses................   (30,177,650)   (12,277,521)    (2,588,712)
  Insurance balances payable.........................     5,239,020      2,941,946      4,793,450
  Unearned premiums..................................       (75,272)         5,415           (845)
  Due to shareholders................................            --       (211,875)      (230,026)
  Net unrealized loss on forward foreign currency
     contracts.......................................            --             --       (485,676)
  Accounts payable...................................        (4,638)        94,721        164,440
                                                       ------------   ------------   ------------
     Net cash flows (used in) provided by operating
       activities....................................   (11,771,152)    (2,093,408)    80,341,514
                                                       ------------   ------------   ------------
Investing activity:
  Cash on acquisition of subsidiaries, being net cash
     provided by investing activity..................            --             --      1,348,014
Financing activities:
  Proceeds on issue of share capital.................            --             --         12,000
  Contributed surplus received from shareholders.....            --             --     29,141,900
  Contributed surplus returned to shareholders.......            --             --    (11,900,000)
  Dividends paid.....................................   (10,000,000)   (19,123,002)            --
                                                       ------------   ------------   ------------
     Net cash flows (used in) provided by financing
       activities....................................   (10,000,000)   (19,123,002)    17,253,900
Net decrease in cash and cash equivalents............   (21,771,152)   (21,216,410)    98,943,428
Cash and cash equivalents, beginning of year.........    77,727,018     98,943,428             --
                                                       ------------   ------------   ------------
Cash and cash equivalents, end of year...............  $ 55,955,866   $ 77,727,018   $ 98,943,428
                                                       ============   ============   ============

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                          (EXPRESSED IN U.S. DOLLARS)

1.  DESCRIPTION OF BUSINESS

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
                                                              ===========

2. SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PREPARATION

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company's financial statements include, but are not limited to, losses and loss adjustment expenses recoverable from reinsurers and losses and loss adjustment expenses.

  BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the assets, liabilities and results of operations of B.H. and its wholly owned subsidiaries, Brittany and CEAI. Intercompany transactions are eliminated on consolidation.

  CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all money market funds and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                             B.H. ACQUISITION LTD.

  INVESTMENTS

     Debt and equity securities are classified as trading securities and are carried at fair value, with unrealized holding gains and losses included in net earnings. Realized gains and losses on sales of securities are recognized in net earnings on the specific identification basis.

  RUN-OFF PROVISION

     Run-off provision is amortized over the five year period estimated to complete the run-off.

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

  TRANSLATION OF FOREIGN CURRENCIES

     At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the company are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net earnings.

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

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS
141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). The statements changed the accounting for business combinations and goodwill in two significant ways.

                             B.H. ACQUISITION LTD.

     SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited.

     SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Further, the accounting for negative goodwill changed from an amortization method to immediate recognition as an extraordinary gain.

     The excess of the fair value of the net assets over the purchase price, negative goodwill, was previously being amortized to net earnings. The unamortized balance was recorded in net earnings and recognized as an effect of a change in accounting principle upon adoption of SFAS 142 on January 1, 2002. The adoption of SFAS 142 resulted in the recognition of a gain of $2,969,384 on January 1, 2002.

3.  PLEDGED ASSETS

     Cash equivalents and investments in the amount of $11,667,838 and $13,854,925 as of December 31, 2002 and 2001, respectively, are pledged as collateral against letters of credit and trust funds in the amount of $10,717,862 and $12,389,762 as of December 31, 2002 and 2001, respectively.
Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers. The Company set up a trust fund of $5,000,000 as of December 31, 2002 and 2001 for the benefit of ceding insurers that generally takes the place of letters of credit requirements.

4.  INVESTMENTS

     Trading investments with estimated fair values of $28,273,859 and $11,037,927 as of December 31, 2002 and 2001, respectively, consist of mutual funds.

     The mutual funds invest in U.S. Treasury, U.S. Government Agency, corporate debt, asset backed securities and money market instruments.

     Major categories of net investment income are summarized as follows:

                                                        2002         2001         2000
                                                     ----------   ----------   ----------
Cash equivalents...................................  $1,651,998   $3,978,987   $2,560,955
Dividends and interest on investments..............     751,892      581,081    1,109,156
Investment expenses................................      (8,795)     (51,202)    (126,826)
Net realized gain on sale of debt securities.......          --       37,939      874,460
Change in net unrealized holding (loss) gain on
  trading activities...............................    (201,300)     169,395     (749,078)
                                                     ----------   ----------   ----------
                                                     $2,193,795   $4,716,200   $3,668,667
                                                     ==========   ==========   ==========

5.  LOSSES AND LOSS ADJUSTMENT EXPENSES RECOVERABLE FROM REINSURERS

                                                                 2002          2001
                                                              -----------   -----------
Losses and loss adjustment expenses recoverable.............  $29,152,912   $34,470,574
Fair value adjustment.......................................   (5,310,974)   (6,375,538)
                                                              -----------   -----------
                                                              $23,841,938   $28,095,036
                                                              ===========   ===========

     The fair value adjustment, determined based upon the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate of 3.5%, is amortized over the estimated recovery period using the constant yield method.

                             B.H. ACQUISITION LTD.

     The Company used retrocessional agreements to reduce its exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $7,212,267 and $4,594,491 at December 31, 2002 and 2001, respectively.

     At December 31, 2002 and 2001, reinsurance receivables with a carrying value of $13,368,151 and $16,232,587, respectively, were associated with one reinsurer, who represented 10% or more of total reinsurance recoverables. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

6.  LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                2002           2001
                                                            ------------   ------------
Outstanding and incurred but not reported.................  $ 91,120,685   $121,298,335
Run-off costs provision...................................     4,500,000      6,750,000
Fair value adjustment.....................................   (23,199,609)   (27,413,154)
                                                            ------------   ------------
                                                            $ 72,421,076   $100,635,181
                                                            ============   ============

     Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                                                2002           2001
                                                            ------------   ------------
Balance as at January 1,..................................  $100,635,181   $114,813,287
  Less reinsurance recoverables...........................   (28,095,036)   (31,825,427)
                                                            ------------   ------------
  Net balance as at January 1,............................    72,540,145     82,987,860
  Incurred related to prior years.........................   (21,337,577)      (461,199)
  Amortization of run-off provision.......................    (2,250,000)    (2,250,000)
  Paid related to prior years.............................    (3,070,641)    (3,807,797)
  Effect of exchange rate changes.........................     2,697,211     (3,928,719)
                                                            ------------   ------------
  Net balance as at December 31,..........................    48,579,138     72,540,145
  Plus reinsurance recoverables...........................    23,841,938     28,095,036
                                                            ------------   ------------
  Balance as at December 31,..............................  $ 72,421,076   $100,635,181
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

     The Company's reserve for unpaid losses and loss adjustment expenses as of December 31, 2002 and 2001 included $12,403,209 and $13,091,270, respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2002 and 2001 was $21,066,311 and $22,864,268, respectively.

     In establishing the liability for unpaid losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and

                             B.H. ACQUISITION LTD.

updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.

7.  RELATED PARTY TRANSACTIONS

     The Company was charged administration fees and expenses for the years ended December 31, 2002 and 2001 amounting to $1,250,000 and $1,250,000, respectively, by one of the shareholders.

8.  CONTINGENCIES

     On or about July 8, 1997, Brittany was informed by correspondence that an underwriting agency company who provided underwriting agency and run-off services has claimed that they are owed run-off remuneration totaling $2,321,000 for the period January 1, 1984 to December 31, 1996. The parent of the underwriting agency is currently in liquidation. Brittany continues to deny any liability under this claim, and will vigorously defend this position.

9.  TAXATION

     Under current Bermuda law, B.H. and Brittany are not required to pay taxes in Bermuda on either income or capital gains. B.H. and Brittany have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2016.

     CEAI's effective tax rate is approximately 41%. CEAI has tax loss carry-forwards at December 31, 2002 and 2001 of approximately $18,500,000 and $30,800,000, respectively, which do not expire. A valuation allowance has been provided for the tax benefit of these loss carry-forwards as follows:

                                                                2002           2001
                                                             -----------   ------------
Benefit of loss carry-forward..............................  $ 7,585,000   $ 12,320,000
Valuation allowance........................................   (7,585,000)   (12,320,000)
                                                             -----------   ------------
                                                             $        --   $         --
                                                             ===========   ============

10.  STATUTORY REQUIREMENTS

     B.H.'s ability to pay dividends and its operating expenses is dependent on cash dividends from its reinsurance subsidiaries Brittany and CEAI.

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis") and maintain minimum levels of solvency and liquidity. As of December 31, 2002 and 2001, the reinsurance subsidiaries' solvency and liquidity amounts were in excess of the minimum levels required.

     Retained earnings of reinsurance subsidiaries are not restricted as minimum capital solvency margins are covered by share capital and additional paid-in capital. Retained earnings of $14,678,000 requires regulatory approval prior to distribution.