Form 10-Q
period 2003-03-31
ENSTAR GROUP INC
filed 2003-05-15
CIK 55820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-07477

                             ---------------------

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

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at May 15, 2003 was 5,465,753.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE ENSTAR GROUP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, AND ARE HEREBY INCORPORATED BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 65,641      $ 55,375
  Certificates of deposit...................................     4,034         4,021
  Receivable from affiliate.................................       663           526
  Other current assets......................................       163           204
                                                              --------      --------
       Total current assets.................................    70,501        60,126
Partially owned equity affiliates...........................    55,384        67,983
Other assets................................................     3,511           500
                                                              --------      --------
       Total assets.........................................  $129,396      $128,609
                                                              ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  1,119      $  1,043
  Income taxes payable......................................     5,626         5,595
                                                              --------      --------
       Total current liabilities............................     6,745         6,638
Deferred income taxes.......................................     1,197           741
Deferred liabilities........................................       597           561
Other liabilities...........................................       423           420
                                                              --------      --------
       Total liabilities....................................     8,962         8,360
                                                              --------      --------
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,908,104 shares issued at March 31, 2003
     and December 31, 2002).................................        59            59
  Additional paid-in capital................................   188,491       188,425
  Deferred compensation of partially owned equity
     affiliate..............................................      (508)         (583)
  Accumulated other comprehensive income of partially owned
     equity affiliates:
     Unrealized holding gains on investments................        14            25
     Currency translation adjustment........................        87           101
  Accumulated deficit.......................................   (61,899)      (61,968)
  Treasury stock, at cost (442,351 shares)..................    (5,810)       (5,810)
                                                              --------      --------
       Total shareholders' equity...........................   120,434       120,249
                                                              --------      --------
       Total liabilities and shareholders' equity...........  $129,396      $128,609
                                                              ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2003          2002
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Interest income.............................................  $      237    $      418
Earnings of partially owned equity affiliates...............       1,025         1,886
Other income................................................         100            --
General and administrative expenses.........................        (790)         (728)
                                                              ----------    ----------
Income before income taxes and cumulative effect of a change
  in accounting principle...................................         572         1,576
Income taxes................................................        (503)          (38)
                                                              ----------    ----------
Income before cumulative effect of a change in accounting
  principle.................................................          69         1,538
Cumulative effect of a change in accounting principle, net
  of income taxes...........................................          --           967
                                                              ----------    ----------
Net income..................................................  $       69    $    2,505
                                                              ==========    ==========
Weighted average shares outstanding -- basic................   5,465,753     5,465,753
                                                              ==========    ==========
Weighted average shares outstanding -- assuming dilution....   5,842,116     5,731,540
                                                              ==========    ==========
Income per common share before change in accounting
  principle -- basic........................................  $     0.01    $     0.28
Cumulative effect of a change in accounting principle, net
  of income taxes...........................................          --          0.18
                                                              ----------    ----------
Net income per common share -- basic........................  $     0.01    $     0.46
                                                              ==========    ==========
Income per common share before change in accounting
  principle -- assuming dilution............................  $     0.01    $     0.27
Cumulative effect of a change in accounting principle, net
  of income taxes...........................................          --          0.17
                                                              ----------    ----------
Net income per common share -- assuming dilution............  $     0.01    $     0.44
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                               2003           2002
                                                              ------        --------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Net income..................................................    $69          $2,505
Other comprehensive income (loss) of partially owned equity
  affiliates:
  Unrealized holding gains (losses) on investments, net of
     income taxes of $7 and $0..............................      1            (158)
  Less: reclassification adjustment for gains included in
     net income.............................................    (12)             --
  Currency translation adjustment, net of income taxes of $9
     and $0.................................................    (14)            (25)
                                                                ---          ------
Other comprehensive loss....................................    (25)           (183)
                                                                ---          ------
Comprehensive income........................................    $44          $2,322
                                                                ===          ======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2003        2002
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $     69     $ 2,505
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Dividends received in excess of earnings of partially
      owned equity affiliates...............................     19,801      (1,886)
     Cumulative effect of a change in accounting principle
      from partially owned equity affiliate, net of income
      taxes.................................................         --        (967)
     Noncash compensation expense...........................         66         146
     Deferred income taxes..................................        471          --
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................        107         (53)
     Other, net.............................................        (70)         19
                                                               --------     -------
          Net cash provided by (used in) operating
           activities.......................................     20,444        (236)
                                                               --------     -------
Cash flows from investing activities:
  Capital contribution to Castlewood Holdings Limited.......     (7,169)         --
  Investment in JCF CFN LLC.................................     (2,996)         --
  Purchases of certificates of deposit......................     (1,410)     (1,382)
  Maturities of certificates of deposit.....................      1,397       1,357
                                                               --------     -------
          Net cash used in investing activities.............    (10,178)        (25)
                                                               --------     -------
Increase (decrease) in cash and cash equivalents............     10,266        (261)
Cash and cash equivalents at the beginning of the period....     55,375      73,366
                                                               --------     -------
Cash and cash equivalents at the end of the period..........   $ 65,641     $73,105
                                                               ========     =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $     --     $    21
                                                               ========     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The Enstar Group, Inc. and Subsidiary, (the "Company"), is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet its acquisition criteria.

     The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003 under the Securities Exchange Act of 1934, as amended.

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

     (c) Partially Owned Equity Affiliates -- Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the investee's income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the investee. The Company would resume application of the equity method once the investee becomes profitable and the Company's proportionate share of the investee's earnings equals it cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

     (d) Comprehensive Income -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from Castlewood Holdings Limited ("Castlewood Holdings"), one of its partially owned equity affiliates, which arose from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

     (e) Revenue Recognition -- Revenue includes interest income earned from cash, cash equivalents and certificates of deposit and the Company's proportionate share of earnings from partially owned equity affiliates. Interest income is recorded when earned. The Company's proportionate share of earnings from partially

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC ("B-Line") which is recorded three months in arrears.

     (f) Stock-Based Compensation -- For the three months ended March 31, 2003 and 2002, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan (the "2001 Directors' Plan") and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense is being recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for the three months ended March 31, 2003 and 2002 would have been as follows:

                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003       2002
                                                              -------   --------
                                                                 (DOLLARS IN
                                                              THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
                                                                 (UNAUDITED)
Net income, as reported.....................................   $  69     $2,505
Add: Stock-based employee compensation expense included in
  reported net income, net of income taxes..................      41        136
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of income taxes.......................................     (88)      (133)
                                                               -----     ------
Pro forma net income........................................   $  22     $2,508
                                                               =====     ======
Income per common share:
  Basic -- as reported......................................   $0.01     $ 0.46
                                                               =====     ======
  Basic -- pro forma........................................   $0.00     $ 0.46
                                                               =====     ======
  Assuming dilution -- as reported..........................   $0.01     $ 0.44
                                                               =====     ======
  Assuming dilution -- pro forma............................   $0.00     $ 0.44
                                                               =====     ======

     (g) Reclassifications -- Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

  B-LINE

     In November 1998, the Company purchased membership units of B-Line for $965,000 including $15,000 in expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At March 31, 2003, the Company's ownership percentage was approximately 8.34%.

     The Company's B-Line membership units are accounted for under the equity method. The operations of B-Line are reported by the Company three months in arrears. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and was being amortized over a period of 10 years. Since the adoption by the Company of SFAS 142, "Goodwill and Other Intangible Assets," in January 2002, goodwill is no longer being amortized. At March 31, 2003 and December 31, 2002 the Company had approximately $552,000 of unamortized goodwill.

  B.H. ACQUISITION

     In July 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture with Castlewood Limited ("Castlewood") and an entity controlled by Trident II, L.P. ("Trident"), acquired as an operating business two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") were purchased by B.H. Acquisition for $28.5 million and were accounted for by B.H. Acquisition using the purchase method of accounting. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. In May 2002, the Company received $3.3 million from B.H. Acquisition representing the Company's proportionate share of a dividend from B.H. Acquisition. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting.

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

  CASTLEWOOD HOLDINGS LIMITED

     In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the "Castlewood Principals"), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in "run-off" (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly incorporated Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Castlewood Principals and Trident each received 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

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

     Immediately following the closing of the Castlewood Holdings Transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company's capital contribution to Castlewood Holdings was derived from cash on hand. In August 2002, the Company funded an additional $21 million to Castlewood Holdings, which also was derived from cash on hand. The funds were used, in part, to capitalize Fitzwilliam (SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary of Castlewood Holdings. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.2 million (which included $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) was funded in March 2003 from cash on hand. The funds were used for the purchase of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based subsidiary of The Toa Reinsurance Company, Limited (described below).

     In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir Limited ("Revir"), a newly formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda, from Rivers Group Limited and Sedgwick Group Limited. The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million. The acquisition of the two reinsurance companies has been accounted for by Revir using the purchase method of accounting.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited, a Bermuda-based subsidiary of Amphion Holdings Inc. for approximately $4.1 million.

     In March 2003, the Company received a cash dividend of approximately $20.8 million from Castlewood Holdings.

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1986 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings and Shinsei have a 50.1% and 49.9% economic and voting interest, respectively. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Castlewood Holdings' share of the transaction was funded from cash on hand. J. Christopher Flowers, the Vice Chairman of the board of directors of the Company and the Company's largest shareholder, is a director of Shinsei.

  SUMMARIZED FINANCIAL INFORMATION

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B-Line, B.H. Acquisition and Castlewood Holdings as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002, respectively. The Company accounts for its investment in B-Line three months in arrears. This

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

summarized financial information reflects the results of B-Line, B.H. Acquisition and Castlewood Holdings for all periods presented.

                                                            MARCH 31, 2003
                                             ---------------------------------------------
                                                          B.H.       CASTLEWOOD   COMBINED
                                             B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                             -------   -----------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Total assets...............................  $65,587    $121,457      $625,015    $812,059
Total liabilities..........................   34,524      83,968       497,903     616,395
Total equity...............................   31,063      37,489       127,112     195,664

                                                           DECEMBER 31, 2002
                                             ---------------------------------------------
                                                          B.H.       CASTLEWOOD   COMBINED
                                             B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                             -------   -----------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Total assets...............................  $58,036    $125,428      $514,597    $698,061
Total liabilities..........................   30,771      88,009       347,124     465,904
Total equity...............................   27,265      37,419       167,473     232,157

                                                    THREE MONTHS ENDED MARCH 31, 2003
                                              ---------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                              B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                              -------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Revenue.....................................  $11,602       $2          $6,299     $17,903
Operating income............................    3,798       96           2,178       6,072
Net income..................................    3,798       70           2,054       5,922

                                                    THREE MONTHS ENDED MARCH 31, 2002
                                               --------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                               B-LINE   ACQUISITION    HOLDINGS     TOTAL
                                               ------   -----------   ----------   --------
                                                          (DOLLARS IN THOUSANDS)
Revenue......................................  $7,578      $(247)       $6,343     $13,674
Operating income.............................   3,653        228         5,395       9,276
Net income...................................   3,653      3,318         4,400      11,371

NOTE 4:  COMMITMENTS AND CONTINGENCIES

     In January 2003, the Company announced that it will contribute up to $10 million to JCF CFN LLC ("JCF CFN"), an entity controlled by JCF Associates I LLC, the general partner of J.C. Flowers I LP, of which approximately $3 million was funded from cash on hand in exchange for a 100% economic interest in JCF CFN. JCF CFN has committed to invest in CFN Investment Holdings LLC ("CFN"), a newly-formed limited liability company, or affiliated entities, together with J.C. Flowers I LP, FIT CFN Holdings LLC (an affiliate of Fortress Investment Group LLC) and affiliates of Cerberus Capital Management, L.P. J.C. Flowers I LP is a fund managed by J. Christopher Flowers, Vice Chairman of the Company's board of directors and the Company's largest shareholder. The Company intends to use cash on hand to fund its remaining capital commitment to JCF CFN. The Company's investment in JCF CFN is included in other assets at March 31, 2003.

     In March 2003, CFN announced the acquisition in bankruptcy of substantially all of the assets of Conseco Finance Corporation ("Conseco Finance"), other than Mill Creek Bank, for approximately $785 million. The acquisition was confirmed by the U.S. Bankruptcy Court for the Northern District of

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Illinois. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. JCF CFN has also invested in FPS DIP LLC, a second limited liability company formed by the members of CFN to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. The Company expects the acquisition of substantially all of Conseco Finance's assets by CFN to close in the second quarter of 2003, at which time the Company will fund its remaining capital commitment to JCF CFN.

NOTE 5:  INCOME TAXES

     Income tax expense was $503,000 for the three months ended March 31, 2003. Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle, was $51,000 for the three months ended March 31, 2002. The Company's effective tax rate for 2003 is substantially greater than statutory rates primarily due to changes in the valuation allowance related to deferred tax assets. The Company's effective tax rate for 2002 was substantially less than statutory rates primarily due to the utilization of net operating loss carryforwards for federal tax purposes.

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes undistributed earnings/losses from foreign operations and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these net deferred tax assets. During the three months ended March 31, 2003, the Company increased the valuation allowance from $10.0 million to $10.3 million. Utilization of the remaining deferred tax assets at March 31, 2003 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

NOTE 6:  SEGMENT INFORMATION

     The Company separately evaluates the performance of each of its partially owned equity affiliates based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities' results of operations. The Company also reviews separate financial results for Enstar's corporate activity.

     B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. B.H. Acquisition, through its wholly owned subsidiaries, Brittany and CEAI, is principally engaged in the active management of books of reinsurance business from international markets. Castlewood Holdings acquires and manages insurance and reinsurance companies, including companies in "run-off," and provides management, consulting and other services to the insurance and reinsurance industry.

     The Company accounts for its investment in B-Line three months in arrears. A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002, respectively, is as follows:

                                                         MARCH 31, 2003
                                    --------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                    CORPORATE   B-LINE   ACQUISITION    HOLDINGS     TOTAL
                                    ---------   ------   -----------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity
     affiliates...................              $3,141     $12,452      $39,791     $ 55,384
  Corporate assets................   $74,012                                          74,012
                                     -------    ------     -------      -------     --------
     Total........................   $74,012    $3,141     $12,452      $39,791     $129,396
                                     =======    ======     =======      =======     ========

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       DECEMBER 31, 2002
                                    --------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                    CORPORATE   B-LINE   ACQUISITION    HOLDINGS     TOTAL
                                    ---------   ------   -----------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity
     affiliates...................              $2,825     $12,429      $52,729     $ 67,983
  Corporate assets................   $60,626                                          60,626
                                     -------    ------     -------      -------     --------
     Total........................   $60,626    $2,825     $12,429      $52,729     $128,609
                                     =======    ======     =======      =======     ========

                                                THREE MONTHS ENDED MARCH 31, 2003
                                     -------------------------------------------------------
                                                              B.H.       CASTLEWOOD
                                     CORPORATE   B-LINE    ACQUISITION    HOLDINGS    TOTAL
                                     ---------   -------   -----------   ----------   ------
                                                     (DOLLARS IN THOUSANDS)
Net underwriting income............                           $  2         $  698
Revenue............................              $11,602                    5,601
Net investment income..............                            470          1,458
Interest income....................    $ 237
Share of net income of partly-owned
  company..........................                                            31
General and administrative
  expenses.........................     (790)     (5,976)     (751)        (5,579)
Amortization of run-off
  provision........................                            375
Interest expense...................               (1,828)
Other income.......................      100
Foreign exchange loss..............                            (26)           (76)
                                       -----     -------      ----         ------
Income (loss) before income
  taxes............................     (453)      3,798        70          2,133
Income taxes.......................     (503)                                 (79)
                                       -----     -------      ----         ------
Net income (loss)..................    $(956)    $ 3,798      $ 70         $2,054
                                       =====
Company's economic ownership %.....                 8.34%       33%        33 1/3%
                                                 -------      ----         ------
Earnings of partially owned equity
  affiliates.......................              $   317      $ 23         $  685     $1,025
                                                 =======      ====         ======     ======

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                THREE MONTHS ENDED MARCH 31, 2002
                                      ------------------------------------------------------
                                                              B.H.       CASTLEWOOD
                                      CORPORATE   B-LINE   ACQUISITION    HOLDINGS    TOTAL
                                      ---------   ------   -----------   ----------   ------
                                                      (DOLLARS IN THOUSANDS)
Net underwriting income.............                         $ (247)
Revenue.............................              $7,578                   $6,343
Net investment income...............                            584         2,443
Interest income.....................    $ 418
Share of net income of partly-owned
  company...........................                                          157
General and administrative
  expenses..........................     (728)    (3,989)      (671)       (3,391)
Amortization of run-off provision...                            563
Interest expense....................                  64                      (38)
Foreign exchange gain (loss)........                            120          (916)
                                        -----     ------     ------        ------
Income (loss) before income taxes
  and cumulative effect of a change
  in accounting principle...........     (310)     3,653        349         4,598
Income taxes........................      (51)                               (198)
                                        -----     ------     ------        ------
Income (loss) before cumulative
  effect of a change in accounting
  principle.........................     (361)     3,653        349         4,400
Cumulative effect of a change in
  accounting principle..............                          2,969
                                        -----     ------     ------        ------
Net income (loss)...................    $(361)    $3,653     $3,318        $4,400
                                        =====
Company's economic ownership %......                8.34%        33%       33 1/3%
                                                  ------     ------        ------
Earnings of partially owned equity
  affiliates before cumulative
  effect of a change in accounting
  principle.........................              $  305     $  115        $1,466     $1,886
Cumulative effect of a change in
  accounting principle..............                            980                      980
                                                  ------     ------        ------     ------
Earnings of partially owned equity
  affiliates........................              $  305     $1,095        $1,466     $2,866
                                                  ======     ======        ======     ======

     The income tax amount of $51,000 included in the corporate segment for the three months ended March 31, 2002 includes $13,000 which is netted against the Company's proportionate share of a cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

NOTE 7:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three months ended March 31, 2003 and 2002. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans.

                     THE ENSTAR GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Income before cumulative effect of a change in accounting
  principle.................................................  $       69   $    1,538
Cumulative effect of a change in accounting principle, net
  of income taxes...........................................          --          967
                                                              ----------   ----------
Net income..................................................  $       69   $    2,505
                                                              ==========   ==========
Income per common share before change in accounting
  principle -- basic........................................  $     0.01   $     0.28
Cumulative effect of a change in accounting principle, net
  of income taxes -- basic..................................          --         0.18
                                                              ----------   ----------
Net income per common share -- basic........................  $     0.01   $     0.46
                                                              ==========   ==========
Income per common share before change in accounting
  principle -- assuming dilution............................  $     0.01   $     0.27
Cumulative effect of a change in accounting principle, net
  of income taxes -- assuming dilution......................          --         0.17
                                                              ----------   ----------
Net income per common share -- assuming dilution............  $     0.01   $     0.44
                                                              ==========   ==========
Weighted average shares outstanding -- basic................   5,465,753    5,465,753
Common share equivalents....................................     376,363      265,787
                                                              ----------   ----------
Weighted average shares outstanding -- assuming dilution....   5,842,116    5,731,540
                                                              ==========   ==========

NOTE 8:  RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9:  SUBSEQUENT EVENTS

     The Company expects to receive in the second quarter of 2003 a commitment fee of approximately $82,000 in connection with a standby purchase commitment entered into by the Company through a newly-formed Cayman Islands limited partnership with J.C. Flowers I LP, Shinsei and Castlewood Holdings. The commitment was for the purchase of new shares of Allianz Aktiengesellschaft ("Allianz"), a German company, to be issued in connection with a rights offering by Allianz to its existing shareholders. The commitment was never executed and no funds were contributed by the Company. J.C. Flowers I LP is a fund managed by
J. Christopher Flowers, Vice Chairman of the Company's board of directors and the Company's largest shareholder. Mr. Flowers also is a director of Shinsei.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiary ("Enstar") as of March 31, 2003, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of Enstar's management.

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

     Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3 to the condensed consolidated financial statements, effective January 1, 2002 Enstar changed its method of accounting for goodwill pursuant to Statement of Financial Accounting Standards No. 142.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Enstar as of December 31, 2002 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 25, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                               /s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 13, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through the operations of the Company's partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company has acquired and manages books of reinsurance business from the international markets. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry see "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to The Enstar Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and is hereby incorporated by reference.

     The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company's acquisition criteria.

RECENT ACQUISITIONS

     In January 2003, the Company announced that it will contribute up to $10 million to JCF CFN, an entity controlled by JCF Associates I LLC, the general partner of J.C. Flowers I LP, of which approximately $3 million has been funded from cash on hand, in exchange for a 100% economic interest in JCF CFN. JCF CFN has committed to invest in CFN, a newly-formed limited liability company, or affiliated entities, together with J.C. Flowers I LP, FIT CFN Holdings LLC (an affiliate of Fortress Investment Group LLC) and affiliates of Cerberus Capital Management, L.P. J.C. Flowers I LP is a fund managed by J. Christopher Flowers, Vice Chairman of the Company's board of directors and the Company's largest shareholder. The Company intends to use cash on hand to fund its remaining capital commitment to JCF CFN.

     In March 2003, CFN announced the acquisition in bankruptcy of substantially all of the assets of Conseco Finance, other than Mill Creek Bank, for approximately $785 million. The acquisition was confirmed by the U.S. Bankruptcy Court for the Northern District of Illinois. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. JCF CFN has also invested in FPS DIP LLC, a second limited liability company formed by the members of CFN to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. The Company expects the acquisition of substantially all of Conseco Finance's assets by CFN to close in the second quarter of 2003, at which time the Company will fund its remaining capital commitment to JCF CFN.

     In March 2003, Castlewood Holdings and Shinsei completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1986 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot, a newly formed Bermuda company, in which Castlewood Holdings and Shinsei have a 50.1% and 49.9% economic and voting interest, respectively. Castlewood Holdings' share of the transaction was funded from cash on hand. In connection with the acquisition of Toa-UK, the Company funded its remaining capital commitment to Castlewood Holdings of approximately $7.2 million (which included $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) from cash on hand. J. Christopher Flowers, the Vice Chairman of the board of directors of the Company and the Company's largest shareholder, is a director of Shinsei.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets, aggregating approximately $129.4 million at March 31, 2003, consist primarily of approximately $65.6 million in cash and cash equivalents, approximately $4.0 million in certificates of deposit and approximately $55.4 million in partially owned equity affiliates. Total assets at December 31, 2002 were approximately $128.6 million.

     The Company's total liabilities were approximately $9.0 million at March 31, 2003 compared to approximately $8.4 million at December 31, 2002. The increase in total liabilities was primarily due to an increase in deferred income taxes for the three months ended March 31, 2003.

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

RESULTS OF OPERATIONS

     The Company reported net income of approximately $69,000 for the three months ended March 31, 2003, compared to net income of approximately $2.5 million for the same period in the prior year. The change in net income from the three months ended March 31, 2003 compared to the same period in the prior year is primarily a result of a decrease in earnings from partially owned equity affiliates, a decrease in interest income and an increase in income tax expense.

     Interest income was approximately $237,000 for the three months ended March 31, 2003 compared to approximately $418,000 for the three months ended March 31, 2002. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased due to a reduction of interest rates earned on the Company's cash, cash equivalents and certificates of deposit and a reduction in cash and cash equivalents resulting from capital contributions to partially owned equity affiliates.

     Earnings of partially owned equity affiliates were approximately $1.0 million for the three months ended March 31, 2003 compared to $1.9 million for the same period in the prior year. The Company recorded equity in earnings of $23,000 and $115,000 from B.H. Acquisition for the three months ended March 31, 2003 and 2002, respectively. The Company's equity in earnings from B-Line LLC ("B-Line") was $317,000 for the three months ended March 31, 2003 compared to $305,000 for the same period in 2002. The Company recorded equity in earnings of $685,000 from Castlewood Holdings for the three months ended March 31, 2003 compared to approximately $1.5 million for the three months ended March 31, 2002. In addition, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142 in the first quarter of 2002.

     Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company's partially owned equity affiliates.

     General and administrative expenses were $790,000 for the three months ended March 31, 2003 compared to $728,000 for the same period in 2002. General and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

     Income tax expense was $503,000 for the three months ended March 31, 2003. Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle, was $51,000 for the three months ended March 31, 2002. The Company's effective tax rate for 2003 is substantially greater than statutory rates primarily due to changes in the valuation allowance related to deferred tax assets. The Company's effective tax rate for 2002 was substantially less than statutory rates primarily due to the utilization of net operating loss carryforwards for federal tax purposes.

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  CASTLEWOOD HOLDINGS

     Castlewood Holdings reported consolidated net earnings of $2.1 million for the three months ended March 31, 2003 compared to $4.4 million for the same period in 2002. The reduction in income of $2.3 million for the quarter ended March 31, 2003 compared to the same period in 2002 was due primarily to a loss on a currency option of $945,000 and an increase in salaries and general and administrative expenses.

     Underwriting income was $698,000 and $0 for the three months ended March 31, 2003 and March 31, 2002, respectively.

     Castlewood Holdings earned consulting fees of approximately $5.6 million for the three months ended March 31, 2003 compared to $6.3 million for the same period in 2002. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary depending on the success and timing of completion of success based fee arrangements. Included in these amounts were $313,000 in consulting fees charged to B.H. Acquisition, a related party, for each of the three months ended March 31, 2003 and 2002, respectively.

     Castlewood Holdings net income from a partly-owned company was $31,000 and $157,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. These amounts represent Castlewood Holdings' proportionate share of equity in earnings of B.H. Acquisition.

     Net investment income, excluding unrealized gains and losses, for the three months ended March 31, 2003 was $1.5 million compared to $2.4 million for the same period in 2002. Investment income includes interest income earned from cash, cash equivalents and debt securities and, in 2003, a loss from a currency option of $945,000. During the first quarter of 2003, Castlewood Holdings sold a currency option as an economic hedge on Castlewood Holdings' portion of the purchase price of Toa-UK. The weakening of the British pound from the sale date of the currency option to the completion date of the Toa-UK transaction had an adverse effect on Castlewood Holdings' hedge, resulting in the loss of $945,000.

     Salaries, benefits and accrued bonuses were $3.3 million for the three months ended March 31, 2003 compared to $2.7 million for the same period in 2002. Castlewood Holdings is a service based company and therefore employee salaries and benefits are its largest cost. The increased cost is mainly attributable to the growth in staff of Castlewood Holdings over the past year.

     General and administrative expenses were $2.3 million for the three months ended March 31, 2003 compared to $681,000 for the same period in 2002. General and administrative expenses include, for example, rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings has recorded a foreign exchange loss of $76,000 and $916,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. Through its subsidiaries, Castlewood Holdings conducts business in a variety of non-U.S. currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.

     Income taxes of $79,000 were recorded for the three months ended March 31, 2003 compared to $198,000 for the same period in 2002. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

 B.H. ACQUISITION

     B.H. Acquisition reported net income of $70,000 for the three months ended March 31, 2003 compared to approximately $3.3 million for the same period in the prior year. Income was higher in 2002 as a result of approximately $3.0 million of income from the cumulative effect of a change in accounting principle associated with the implementation of SFAS 142 in the first quarter of 2002.

     Net underwriting income was $2,000 for the three months ended March 31, 2003 compared to a net underwriting loss of $247,000 for the same period in 2002.

     Net investment income, primarily from cash, cash equivalents and mutual funds, was $470,000 and $584,000 for the three months ended March 31, 2003 and 2002, respectively.

     General and administrative expenses, net of amortization of run-off provision, were $376,000 and $108,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. General and administrative expenses include legal, audit, management and actuarial expenses.

     B.H. Acquisition recorded a foreign exchange loss of $26,000 and gain of $120,000 for the three months ended March 31, 2003 and 2002, respectively. Through its subsidiaries, BH Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

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

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes undistributed earnings/losses from foreign operations and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these net deferred tax assets. Utilization of the remaining deferred tax assets at March 31, 2003 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     Reinsurance Balances Receivable -- Loss exposure is managed through the use of reinsurance. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve Castlewood Holdings or B.H. Acquisition of their liabilities to their insureds. Accordingly, loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those unpaid losses as well as amounts recoverable from reinsurers with respect to claims, which have already been paid.

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

RECENT DEVELOPMENTS

     The Company expects to receive in the second quarter of 2003 a commitment fee of approximately $82,000 in connection with a standby purchase commitment entered into by the Company through a newly-formed Cayman Islands limited partnership with J.C. Flowers I LP, Shinsei and Castlewood Holdings. The commitment was for the purchase of new shares of Allianz Aktiengesellschaft ("Allianz"), a German company, to be issued in connection with a rights offering by Allianz to its existing shareholders. The commitment was never executed and no funds were contributed by the Company. J.C. Flowers I LP is a fund managed by J. Christopher Flowers, Vice Chairman of the Company's board of directors and the Company's largest shareholder. Mr. Flowers also is a director of Shinsei.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $65.6 million in interest bearing accounts (interest at floating rates) and approximately $4.0 million of short-term certificates of deposit (interest at fixed rates) at March 31, 2003. Accordingly, each one percent change in market interest rates would change interest income by approximately $696,000 per annum. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at March 31, 2003 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor have there been any significant deficiencies or material weaknesses. As a result, no corrective actions were required or undertaken.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.1      --   Shareholders Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.1 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.2      --   Investment Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.2 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.3      --   Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A. and B.H. Acquisition Limited
                 (incorporated by reference to Exhibit 2.3 to the Current
                 Report on Form 8-K, dated July 18, 2000).
   2.4      --   Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A., Brittany Holdings Limited and
                 B.H. Acquisition Limited (incorporated by reference to
                 Exhibit 2.4 to the Current Report on Form 8-K, dated July
                 18, 2000).

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.5      --   Share Purchase and Capital Commitment Agreement, dated as of
                 October 1, 2001, between the Company, Castlewood Holdings,
                 Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
                 Marsh & McLennan Employees' Securities Company, L.P. and the
                 other parties thereto (incorporated by reference to Exhibit
                 2.1 to the Current Report on Form 8-K, dated December 13,
                 2001).
   2.6      --   Amendment No. 1 and Waiver of Certain Closing Conditions to
                 the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
                 Exhibit 2.2 to the Current Report on Form 8-K, dated
                 December 13, 2001).
   2.7      --   Agreement Relating to the Sale and Purchase of the Entire
                 Issued Share Capital of Toa-UK, dated as of March 28, 2003, between The Toa Reinsurance Company, Limited, Castlewood
                 Holdings and Shinsei (incorporated by reference to Exhibit
                 2.1 to the Current Report on Form 8-K, dated April 11,
                 2003).
   3.1      --   Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      --   Bylaws of the Company, as amended on May 20, 1999
                 (incorporated by reference to Exhibit 3.2 to the Quarterly
                 Report on Form 10-Q, dated August 6, 1999).
   4.1      --   Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
                 dated March 27, 1997).
   4.2      --   Amendment Agreement, dated as of October 20, 1998, to the
                 Rights Agreement, dated as of January 20, 1997, between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K dated October 20, 1998).
  99.1      --   The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements (incorporated by reference to
                 Exhibit 99.1 to the Annual Report on Form 10-K, dated March
                 31, 2003).
  99.2      --   Certifications Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2002.

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended March 31, 2003.

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

Date: May 15, 2003

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

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ NIMROD T. FRAZER
                                            ------------------------------------
                                                      Nimrod T. Frazer
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

Date: May 15, 2003

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

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ CHERYL D. DAVIS
                                            ------------------------------------
                                                      Cheryl D. Davis
                                                  Chief Financial Officer,
                                             Vice President of Corporate Taxes,
                                                          Secretary
Date: May 15, 2003