Form 10-Q
period 2003-06-30
ENSTAR GROUP INC
filed 2003-08-14
CIK 55820

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at August 14, 2003 was 5,465,753.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 53,806     $ 55,375
  Certificates of deposit...................................     4,056        4,021
  Receivable from affiliate.................................       436          526
  Other current assets......................................       427          204
                                                              --------     --------
       Total current assets.................................    58,725       60,126
Partially owned equity affiliates...........................    83,488       67,983
Other assets................................................       513          500
                                                              --------     --------
       Total assets.........................................  $142,726     $128,609
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  1,033     $  1,043
  Income taxes payable......................................     5,774        5,595
                                                              --------     --------
       Total current liabilities............................     6,807        6,638
Deferred income taxes.......................................     1,821          741
Deferred liabilities........................................       623          561
Other liabilities...........................................       426          420
                                                              --------     --------
       Total liabilities....................................     9,677        8,360
                                                              --------     --------
Commitments and contingencies
Minority interest...........................................    10,319           --
                                                              --------     --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,908,104 shares issued at June 30, 2003
     and December 31, 2002).................................        59           59
  Additional paid-in capital................................   188,558      188,425
  Deferred compensation of partially owned equity
     affiliate..............................................      (433)        (583)
  Accumulated other comprehensive income of partially owned
     equity affiliates:
     Unrealized holding gains on investments................         3           25
     Currency translation adjustment........................       149          101
  Accumulated deficit.......................................   (59,796)     (61,968)
  Treasury stock, at cost (442,351 shares)..................    (5,810)      (5,810)
                                                              --------     --------
       Total shareholders' equity...........................   122,730      120,249
                                                              --------     --------
       Total liabilities and shareholders' equity...........  $142,726     $128,609
                                                              ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Interest income..............................  $      242   $      414   $      479   $      832
Earnings of partially owned equity
  affiliates.................................       3,360       10,592        4,385       12,478
Other income.................................         183           --          283           --
General and administrative expenses..........        (823)        (698)      (1,613)      (1,426)
                                               ----------   ----------   ----------   ----------
Income before income taxes, minority interest
  and cumulative effect of a change in
  accounting principle.......................       2,962       10,308        3,534       11,884
Income taxes.................................        (740)        (319)      (1,243)        (357)
                                               ----------   ----------   ----------   ----------
Income before minority interest and
  cumulative effect of a change in accounting
  principle..................................       2,222        9,989        2,291       11,527
Minority interest............................        (119)          --         (119)          --
                                               ----------   ----------   ----------   ----------
Income before cumulative effect of a change
  in accounting principle....................       2,103        9,989        2,172       11,527
Cumulative effect of a change in accounting
  principle, net of income taxes.............          --           --           --          967
                                               ----------   ----------   ----------   ----------
Net income...................................  $    2,103   $    9,989   $    2,172   $   12,494
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic.......................   5,465,753    5,465,753    5,465,753    5,465,753
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming dilution...........   5,887,048    5,717,920    5,864,585    5,724,732
                                               ==========   ==========   ==========   ==========
Income per common share before change in
  accounting principle -- basic..............  $     0.38   $     1.83   $     0.40   $     2.11
Cumulative effect of a change in accounting
  principle, net of income taxes -- basic....          --           --           --         0.18
                                               ----------   ----------   ----------   ----------
Net income per common share -- basic.........  $     0.38   $     1.83   $     0.40   $     2.29
                                               ==========   ==========   ==========   ==========
Income per common share before change in
  accounting principle -- assuming
  dilution...................................  $     0.36   $     1.75   $     0.37   $     2.01
Cumulative effect of a change in accounting
  principle, net of income taxes -- assuming
  dilution...................................          --           --           --         0.17
                                               ----------   ----------   ----------   ----------
Net income per common share -- assuming
  dilution...................................  $     0.36   $     1.75   $     0.37   $     2.18
                                               ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                           ----------------------   --------------------
                                                             2003         2002        2003       2002
                                                           ---------   ----------   --------   ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            (UNAUDITED)
Net income...............................................    $2,103      $ 9,989     $2,172     $12,494
Other comprehensive income (loss) of partially owned
  equity affiliates:
  Unrealized holding gains (losses) on investments, net
     of income taxes of $(6), $0, $(13) and $0...........      (130)         104        (42)        (27)
  Less: reclassification adjustment for gains (losses)
     included in net income..............................      (119)          52        (20)         79
  Currency translation adjustment, net of income taxes of
     $38, $0, $29 and $0.................................        62           86         48          61
                                                             ------      -------     ------     -------
Other comprehensive income (loss)........................        51          138         26         (45)
                                                             ------      -------     ------     -------
Comprehensive income.....................................    $2,154      $10,127     $2,198     $12,449
                                                             ======      =======     ======     =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2003           2002
                                                              ----------      ---------
                                                               (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  2,172        $12,494
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Dividends received in excess of earnings of partially
      owned equity affiliates...............................     16,540         (9,178)
     Minority interest in earnings of JCF CFN...............        119             --
     Cumulative effect of a change in accounting principle
      from partially owned equity affiliate, net of income
      taxes.................................................         --           (967)
     Noncash compensation expense...........................        133            291
     Deferred income taxes..................................      1,063             --
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................        170            245
     Other, net.............................................        (77)           596
                                                               --------        -------
       Net cash provided by operating activities............     20,120          3,481
                                                               --------        -------
Cash flows from investing activities:
  Capital contribution to Castlewood Holdings Limited.......     (7,169)            --
  Investment of JCF CFN in Green Tree.......................    (24,685)            --
  Minority interest's capital contribution in JCF CFN.......     10,200             --
  Purchases of certificates of deposit......................     (6,140)        (3,999)
  Maturities of certificates of deposit.....................      6,105          3,991
                                                               --------        -------
       Net cash used in investing activities................    (21,689)            (8)
                                                               --------        -------
(Decrease) increase in cash and cash equivalents............     (1,569)         3,473
Cash and cash equivalents at the beginning of the period....     55,375         73,366
                                                               --------        -------
Cash and cash equivalents at the end of the period..........   $ 53,806        $76,839
                                                               ========        =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $     --        $    21
                                                               ========        =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  GENERAL

     The Enstar Group, Inc. and Subsidiaries, (collectively, the "Company"), is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet its acquisition criteria.

     The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition, results of operations and cash flows for the interim period. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003 under the Securities Exchange Act of 1934, as amended.

     In January 2003, the Company announced a $10 million commitment to JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities are controlled by JCF Associates I LLC, the general partner of J.C. Flowers I LP, a private investment fund. Approximately $3 million of the Company's commitment was funded in January 2003 from cash on hand. In June 2003, the Company increased its commitment to $15.3 million, in exchange for a 60% interest in the JCF CFN Entities. In addition, Castlewood Holdings Limited ("Castlewood Holdings") became a member of the JCF CFN Entities and made a $10.2 million commitment, in exchange for a 40% interest. Both the Company and Castlewood Holdings have fully funded their commitments to the JCF CFN Entities.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires consolidation by a business enterprise of variable interest entities ("VIE") if the enterprise is determined to be the primary beneficiary. The Company believes that the JCF CFN Entities qualify as VIE and that the Company is the primary beneficiary. As such, the JCF CFN Entities are included in the accompanying condensed consolidated financial statements, with Castlewood Holdings' 40% interest reflected as minority interest.

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

     (c) Partially Owned Equity Affiliates -- Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the investee's income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the investee. The Company would resume application of the equity method once the

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
investee becomes profitable and the Company's proportionate share of the investee's earnings equals it cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

     (d) Comprehensive Income -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from Castlewood Holdings, one of its partially owned equity affiliates, which arose from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

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

     (f) Stock-Based Compensation -- For the three and six months ended June 30, 2003 and 2002, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan (the "2001 Directors' Plan") and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense is being recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

Based Compensation," the Company's pro forma net income and net income per share for the three and six months ended June 30, 2003 and 2002 would have been as follows:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                   ----------------------   --------------------
                                                     2003         2002        2003       2002
                                                   ---------   ----------   --------   ---------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Net income, as reported..........................    $2,103      $ 9,989     $2,172     $12,494
Add: Stock-based employee compensation expense
  included in reported net income, net of income
  taxes..........................................        41          136         82         271
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of income taxes.....       (57)        (190)      (115)       (381)
                                                     ------      -------     ------     -------
Pro forma net income.............................    $2,087      $ 9,935     $2,139     $12,384
                                                     ======      =======     ======     =======
Income per common share:
  Basic -- as reported...........................    $ 0.38      $  1.83     $ 0.40     $  2.29
                                                     ======      =======     ======     =======
  Basic -- pro forma.............................    $ 0.38      $  1.82     $ 0.39     $  2.27
                                                     ======      =======     ======     =======
  Assuming dilution -- as reported...............    $ 0.36      $  1.75     $ 0.37     $  2.18
                                                     ======      =======     ======     =======
  Assuming dilution -- pro forma.................    $ 0.35      $  1.74     $ 0.36     $  2.16
                                                     ======      =======     ======     =======

     (g) Reclassifications -- Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation.

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

  B-LINE

     In November 1998, the Company purchased membership units of B-Line for $965,000 including $15,000 in expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At June 30, 2003, the Company's ownership percentage was approximately 8.34%.

     The Company's B-Line membership units are accounted for under the equity method. The operations of B-Line are reported by the Company three months in arrears. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and was being amortized over a period of 10 years. Since the adoption by the Company of SFAS 142, "Goodwill and Other Intangible Assets," in January 2002, goodwill is no longer being amortized. At June 30, 2003 and December 31, 2002 the Company had approximately $552,000 of unamortized goodwill.

  B.H. ACQUISITION

     In July 2000, the Company, through B.H. Acquisition Limited ("B.H. Acquisition"), a joint venture with Castlewood Limited ("Castlewood") and an entity controlled by Trident II, L.P. ("Trident"), acquired as an operating business two reinsurance companies of Petrofina S.A., a subsidiary of TotalFina Elf S.A. The reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") were purchased by B.H. Acquisition for $28.5 million and were accounted for by B.H. Acquisition using the purchase method of accounting. Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. In exchange for a capital contribution of approximately $9.6 million, the Company received 50% of the voting

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood received 33% of the voting stock and a 45% economic interest in B.H. Acquisition. In May 2002, the Company received $3.3 million from B.H. Acquisition representing the Company's proportionate share of a dividend from B.H. Acquisition. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting.

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

     In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir Limited ("Revir"), a newly formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda, from Rivers Group Limited and Sedgwick Group Limited. The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 mil-

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
lion. The acquisition of the two reinsurance companies has been accounted for by Revir using the purchase method of accounting.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited, a Bermuda-based subsidiary of Amphion Holdings Inc. for approximately $4.1 million.

     In March 2003, the Company received a cash dividend of approximately $20.8 million from Castlewood Holdings.

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings and Shinsei have a 50.1% and 49.9% economic and voting interest, respectively. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Castlewood Holdings' share of the transaction was funded from cash on hand. Hillcot is included in Castlewood Holdings' consolidated financial statements, with Shinsei's 49.9% interest reflected as minority interest. J. Christopher Flowers, the Vice Chairman of the board of directors of the Company and the Company's largest shareholder, is a director of Shinsei.

  PARTIALLY OWNED EQUITY AFFILIATES OF JCF CFN

     The JCF CFN Entities have invested in Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, "Green Tree"), together with J.C. Flowers I LP, FIT CFN Holdings LLC (an affiliate of Fortress Investment Group LLC) and affiliates of Cerberus Capital Management, L.P. The JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree, through one or more related entities, completed the purchase of certain assets and operations of Conseco Finance Corporation ("Conseco Finance") for approximately $630 million. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. The JCF CFN Entities also invested in FPS DIP LLC, a second limited liability company formed by the members of Green Tree to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. J.C. Flowers I LP is a fund managed by J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. The JCF CFN Entities account for these investments under the equity method of accounting.

  SUMMARIZED FINANCIAL INFORMATION

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B-Line, B.H. Acquisition and Castlewood Holdings as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002, respectively. The Company accounts for its investment in B-Line three months in arrears. This summarized financial information reflects the results of B-Line, B.H. Acquisition and Castlewood Holdings for all periods presented.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                             JUNE 30, 2003
                                             ---------------------------------------------
                                                          B.H.       CASTLEWOOD   COMBINED
                                             B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                             -------   -----------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Total assets...............................  $70,220    $126,003      $632,152    $828,375
Total liabilities..........................   35,335      88,777       506,309     630,421
Total equity...............................   34,885      37,226       125,843     197,954

                                                           DECEMBER 31, 2002
                                             ---------------------------------------------
                                                          B.H.       CASTLEWOOD   COMBINED
                                             B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                             -------   -----------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Total assets...............................  $58,036    $125,428      $514,597    $698,061
Total liabilities..........................   30,771      88,009       347,124     465,904
Total equity...............................   27,265      37,419       167,473     232,157

                                                    THREE MONTHS ENDED JUNE 30, 2003
                                              ---------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                              B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                              -------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Revenue.....................................  $12,358      $(404)       $7,649     $19,603
Operating income............................    3,822       (507)        8,031      11,346
Net income..................................    3,822       (263)        8,194      11,753

                                                     SIX MONTHS ENDED JUNE 30, 2003
                                              ---------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                              B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                              -------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Revenue.....................................  $23,960      $(403)      $13,949     $37,506
Operating income............................    7,620       (411)       10,210      17,419
Net income..................................    7,620       (193)       10,248      17,675

                                                     THREE MONTHS ENDED JUNE 30, 2002
                                               --------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                               B-LINE   ACQUISITION    HOLDINGS     TOTAL
                                               ------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Revenue......................................  $6,484     $19,839       $2,507     $28,830
Operating income.............................   2,888      20,286         (680)     22,494
Net income...................................   2,888      19,857       11,394      34,139

                                                     SIX MONTHS ENDED JUNE 30, 2002
                                              ---------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                              B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                              -------   -----------   ----------   --------
                                                              (DOLLARS IN THOUSANDS)
Revenue.....................................  $14,063     $19,592       $8,850     $42,505
Operating income............................    6,542      23,484        4,715      34,741
Net income..................................    6,542      23,175       15,794      45,511

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 4:  INCOME TAXES

     Income tax expense was $740,000 and approximately $1.2 million for the three and six months ended June 30, 2003, respectively. Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle in the first quarter of 2002, was $319,000 and $370,000 for the three and six months ended June 30, 2002. The Company's effective tax rate for 2003 differs from the statutory rate primarily due to changes in the valuation allowance and state income taxes. For 2002, the effective tax rate differs from the statutory rate primarily due to the utilization of net operating loss carryforwards.

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes undistributed earnings/losses from foreign operations and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these net deferred tax assets. The valuation allowance at both June 30, 2003 and December 31, 2002 was approximately $10.0 million. Utilization of the remaining deferred tax assets at June 30, 2003 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

NOTE 5:  SEGMENT INFORMATION

     The Company separately evaluates the performance of each of its partially owned equity affiliates based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities' results of operations. The Company also reviews separate financial results for the newly acquired JCF CFN Entities and Enstar's corporate activity.

     B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. B.H. Acquisition, through its wholly owned subsidiaries, Brittany and CEAI, is principally engaged in the active management of books of reinsurance business from international markets. Castlewood Holdings acquires and manages insurance and reinsurance companies, including companies in "run-off," and provides management, consulting and other services to the insurance and reinsurance industry. The JCF CFN Entities were formed to serve as a member of Green Tree. The primary purpose for Green Tree is to own and service a portfolio of home equity and manufactured housing loan securities.

     The Company accounts for its investment in B-Line three months in arrears. A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002, respectively, is as follows:

                                                         JUNE 30, 2003
                               ------------------------------------------------------------------
                                                       B.H.       CASTLEWOOD
                               CORPORATE   B-LINE   ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                               ---------   ------   -----------   ----------   -------   --------
                                                     (DOLLARS IN THOUSANDS)
Total reportable segment
  assets:
  Partially owned equity
     affiliates..............              $3,460     $12,365      $42,680     $24,983   $ 83,488
  Corporate assets...........   $59,238                                                    59,238
                                -------    ------     -------      -------     -------   --------
     Total...................   $59,238    $3,460     $12,365      $42,680     $24,983   $142,726
                                =======    ======     =======      =======     =======   ========

                                                           DECEMBER 31, 2002
                                        --------------------------------------------------------
                                                                B.H.       CASTLEWOOD
                                        CORPORATE   B-LINE   ACQUISITION    HOLDINGS     TOTAL
                                        ---------   ------   -----------   ----------   --------
                                                              (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity affiliates...              $2,825     $12,429      $52,729     $ 67,983
  Corporate assets....................   $60,626                                          60,626
                                         -------    ------     -------      -------     --------
     Total............................   $60,626    $2,825     $12,429      $52,729     $128,609
                                         =======    ======     =======      =======     ========

                                                THREE MONTHS ENDED JUNE 30, 2003
                                -----------------------------------------------------------------
                                                         B.H.       CASTLEWOOD
                                CORPORATE   B-LINE    ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                ---------   -------   -----------   ----------   -------   ------
                                                       (DOLLARS IN THOUSANDS)
Net underwriting loss.........                           $(404)      $  (699)
Revenue.......................              $12,358                    8,348
Net investment income.........                             434         3,314
Interest income...............   $   242
Share of net income (loss) of
  partly-owned company........                                          (118)     $397
General and administrative
  expenses....................      (823)    (7,157)      (912)       (1,288)
Amortization of run-off
  provision...................                             375
Interest expense..............               (1,379)
Other income..................       183
Foreign exchange gain.........                             244           888
                                 -------    -------      -----       -------      ----
Income (loss) before income
  taxes.......................      (398)     3,822       (263)       10,445       397
Minority interest.............      (119)                             (1,644)
Income taxes..................      (740)                               (607)
                                 -------    -------      -----       -------      ----
Net income (loss).............   $(1,257)   $ 3,822      $(263)      $ 8,194      $397
                                 =======    -------      -----       -------      ----
Company's economic ownership
  %...........................                 8.34%        33%       33 1/3%
                                            -------      -----       -------      ----
Earnings (losses) of partially
  owned equity affiliates.....              $   319      $ (87)      $ 2,731      $397     $3,360
                                            =======      =====       =======      ====     ======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                        SIX MONTHS ENDED JUNE 30, 2003
                                       -----------------------------------------------------------------
                                                                B.H.       CASTLEWOOD
                                       CORPORATE   B-LINE    ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                       ---------   -------   -----------   ----------   -------   ------
                                                                   (DOLLARS IN THOUSANDS)
Net underwriting loss................                          $  (403)
Revenue..............................              $23,960                  $13,949
Net investment income................                              905        4,773
Interest income......................   $   479
Share of net income (loss) of
  partly-owned company...............                                           (87)     $397
General and administrative
  expenses...........................    (1,613)   (13,133)     (1,663)      (6,868)
Amortization of run-off provision....                              750
Interest expense.....................               (3,207)
Other income.........................       283
Foreign exchange gain................                              218          811
                                        -------    -------     -------      -------      ----
Income (loss) before income taxes....      (851)     7,620        (193)      12,578       397
Minority interest....................      (119)                             (1,644)
Income taxes.........................    (1,243)                               (686)
                                        -------    -------     -------      -------      ----
Net income (loss)....................   $(2,213)   $ 7,620     $  (193)     $10,248      $397
                                        =======
Company's economic ownership %.......                 8.34%         33%      33 1/3%
                                                   -------     -------      -------      ----
Earnings (losses) of partially owned
  equity affiliates..................              $   636     $   (64)     $ 3,416      $397     $4,385
                                                   =======     =======      =======      ====     ======

     The Company's ownership percentage in the JCF CFN Entities changed from 100% to 60% in June 2003 when Castlewood Holdings became a 40% member. A minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities is reported in the Corporate column.

                                                        THREE MONTHS ENDED JUNE 30, 2002
                                             -------------------------------------------------------
                                                                     B.H.       CASTLEWOOD
                                             CORPORATE   B-LINE   ACQUISITION    HOLDINGS     TOTAL
                                             ---------   ------   -----------   ----------   -------
                                                              (DOLLARS IN THOUSANDS)
Net underwriting income....................                         $19,840
Revenue....................................              $6,484          (1)     $ 2,507
Net investment income......................                             532        2,174
Interest income............................    $ 414
Share of net income of partly-owned
  company..................................                                        8,936
General and administrative expenses........     (698)    (3,263)       (648)      (5,333)
Amortization of run-off provision..........                             563
Interest expense...........................                (333)                     (28)
Foreign exchange gain (loss)...............                            (429)       3,105
                                               -----     ------     -------      -------
Income (loss) before income taxes..........     (284)     2,888      19,857       11,361
Income tax (expense) benefit...............     (319)                                 33
                                               -----     ------     -------      -------
Net income (loss)..........................    $(603)    $2,888     $19,857      $11,394
                                               =====
Company's economic ownership %.............                8.34%         33%      33 1/3%
                                                         ------     -------      -------
Earnings of partially owned equity
  affiliates...............................              $  241     $ 6,553      $ 3,798     $10,592
                                                         ======     =======      =======     =======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                 SIX MONTHS ENDED JUNE 30, 2002
                                    --------------------------------------------------------
                                                             B.H.       CASTLEWOOD
                                    CORPORATE   B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                    ---------   -------   -----------   ----------   -------
                                                           (DOLLARS IN THOUSANDS)
Net underwriting income...........                          $19,602
Revenue...........................              $14,062         (10)     $ 8,850
Net investment income.............                            1,116        4,617
Interest income...................   $   832
Share of net income of
  partly-owned company............                                         9,093
General and administrative
  expenses........................    (1,426)    (7,251)     (1,319)      (8,724)
Amortization of run-off
  provision.......................                            1,126
Interest expense..................                 (269)                     (66)
Foreign exchange gain (loss)......                             (309)       2,189
                                     -------    -------     -------      -------
Income (loss) before income taxes
  and cumulative effect of a
  change in accounting
  principle.......................      (594)     6,542      20,206       15,959
Income taxes......................      (357)                               (165)
                                     -------    -------     -------      -------
Income (loss) before cumulative
  effect of a change in accounting
  principle.......................      (951)     6,542      20,206       15,794
                                     =======    =======     =======      =======
Cumulative effect of a change in
  accounting principle............                            2,969
                                     -------    -------     -------      -------
Net income (loss).................   $  (951)   $ 6,542     $23,175      $15,794
                                     =======
Company's economic ownership %....                 8.34%         33%      33 1/3%
                                                -------     -------      -------
Earnings of partially owned equity
  affiliates before cumulative
  effect of a change in accounting
  principle.......................              $   546     $ 6,668      $ 5,265     $12,479
Cumulative effect of a change in
  accounting principle............                              980                      980
                                                -------     -------      -------     -------
Earnings of partially owned equity
  affiliates......................              $   546     $ 7,648      $ 5,265     $13,459
                                                =======     =======      =======     =======

     The income tax amount of $357,000 included in the corporate segment for the six months ended June 30, 2002 includes $13,000 which is netted against the Company's proportionate share of a cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 6:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three and six months ended June 30, 2003 and 2002. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans.

                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      ----------------------------   -------------------------
                                          2003            2002          2003          2002
                                      ------------    ------------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)
Income before cumulative effect of a
  change in accounting principle....   $    2,103      $    9,989    $    2,172    $   11,527
Cumulative effect of a change in
  accounting principle, net of
  income taxes......................           --              --            --           967
                                       ----------      ----------    ----------    ----------
Net income..........................   $    2,103      $    9,989    $    2,172    $   12,494
                                       ==========      ==========    ==========    ==========
Income per common share before
  change in accounting
  principle -- basic................   $     0.38      $     1.83    $     0.40    $     2.11
Cumulative effect of a change in
  accounting principle, net of
  income taxes -- basic.............           --              --            --          0.18
                                       ----------      ----------    ----------    ----------
Net income per common
  share -- basic....................   $     0.38      $     1.83    $     0.40    $     2.29
                                       ==========      ==========    ==========    ==========
Income per common share before
  change in accounting
  principle -- assuming dilution....   $     0.36      $     1.75    $     0.37    $     2.01
Cumulative effect of a change in
  accounting principle, net of
  income taxes -- assuming
  dilution..........................           --              --            --          0.17
                                       ----------      ----------    ----------    ----------
Net income per common share --
  assuming dilution.................   $     0.36      $     1.75    $     0.37    $     2.18
                                       ==========      ==========    ==========    ==========
Weighted average shares
  outstanding -- basic..............    5,465,753       5,465,753     5,465,753     5,465,753
Common share equivalents............      421,295         252,167       398,832       258,949
                                       ----------      ----------    ----------    ----------
Weighted average shares
  outstanding -- assuming
  dilution..........................    5,887,048       5,717,920     5,864,585     5,724,732
                                       ==========      ==========    ==========    ==========

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries ("Enstar") as of June 30, 2003, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of Enstar's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Atlanta, Georgia
August 12, 2003

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

RECENT ACQUISITIONS

     In January 2003, the Company announced a $10 million commitment to JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). Each of the JCF CFN Entities is controlled by JCF Associates I LLC, the general partner of J.C. Flowers I LP, a private investment fund. Approximately $3 million was funded by the Company in January 2003 from cash on hand. In June 2003, the Company increased its total commitment to $15.3 million, in exchange for a 60% interest in the JCF CFN Entities. In addition, Castlewood Holdings became a member of the JCF CFN Entities and made a $10.2 million commitment, in exchange for a 40% interest. Both the Company and Castlewood Holdings have fully funded their commitments to the JCF CFN Entities.

     The JCF CFN Entities have invested in Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, "Green Tree"), together with J.C. Flowers I LP, FIT CFN Holdings LLC (an affiliate of Fortress Investment Group LLC) and affiliates of Cerberus Capital Management, L.P. The JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree, through one or more related entities, completed the purchase of certain assets and operations of Conseco Finance Corporation ("Conseco Finance") for approximately $630 million. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. The JCF CFN Entities have also invested in FPS DIP LLC, a second limited liability company formed by the members of Green Tree to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. J.C. Flowers I LP is a fund managed by J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. The accompanying condensed consolidated financial statements reflect the Company's consolidation of the JCF CFN Entities in accordance with FIN 46.

     In March 2003, Castlewood Holdings and Shinsei completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot, a newly formed Bermuda company, in which Castlewood Holdings and Shinsei have a 50.1% and 49.9% economic and voting interest, respectively. Castlewood Holdings' share of the transaction was funded from cash on hand. In connection with the acquisition of Toa-UK, the Company funded its remaining capital commitment to Castlewood Holdings of approximately $7.2 million (which included $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) from cash on hand. J. Christopher Flowers is a director of Shinsei.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets, aggregating approximately $142.7 million at June 30, 2003, consist primarily of approximately $53.8 million in cash and cash equivalents, approximately $4.1 million in certificates of deposit and approximately $83.5 million in partially owned equity affiliates, including approximately $25 million of partially owned equity affiliates of JCF CFN (Green
Tree). Total assets at December 31, 2002 were approximately $128.6 million.

     The Company's total liabilities were approximately $9.7 million at June 30, 2003 compared to approximately $8.4 million at December 31, 2002. The increase in total liabilities was primarily due to an increase in current and deferred income taxes for the six months ended June 30, 2003.

     At June 30, 2003 the Company had 5,465,753 shares of its common stock outstanding with a book value per share of $22.45.

     In March 2003, the Company received a cash dividend of approximately $20.8 million from Castlewood Holdings.

     In June 2003, the Company funded approximately $12.3 million in exchange for a 60% interest in each of the JCF CFN Entities.

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

     With the exception of various expenses incurred in connection with the Company's search for one or more suitable acquisitions, its only needs are to fund normal operating expenses.

RESULTS OF OPERATIONS

     The Company reported net income of approximately $2.1 million and approximately $2.2 million for the three and six months ended June 30, 2003, respectively, compared to net income of approximately $10.0 million and approximately $12.5 million for the same periods in the prior year. The changes in net income from the three and six month periods ended June 30, 2003 compared to the same periods in the prior year is primarily a result of a decrease in earnings from partially owned equity affiliates, a decrease in interest income and an increase in income tax expense.

     Interest income was $242,000 and $479,000 for the three and six months periods ended June 30, 2003, respectively, compared to $414,000 and $832,000 for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased due to a reduction of interest rates earned on the Company's cash, cash equivalents and certificates of deposit combined with a reduction of cash and cash equivalents resulting from capital contributions to the Company's partially owned equity affiliates and subsidiaries.

     Earnings of partially owned equity affiliates were approximately $3.4 million and approximately $4.4 million for the three and six month periods ended June 30, 2003, respectively, compared to approximately $10.6 million and approximately $12.5 million for the same periods in the prior year. The Company recorded equity in losses of $87,000 and $64,000 from B.H. Acquisition for the three and six month periods ended June 30, 2003, respectively, compared to equity in earnings of approximately $6.6 million and approximately $6.7 million for the same periods in 2002. The Company's equity in earnings from B-Line LLC ("B-Line") was $319,000 and $636,000 for the three and six month periods ended June 30, 2003, respectively, compared to $241,000 and $546,000 for the same periods in 2002. The Company recorded equity in earnings of approximately $2.7 million and approximately $3.4 million from Castlewood Holdings for the three and six months ended June 30, 2003, respectively, compared to approximately $3.8 million and approximately

$5.3 million for the same periods in 2002. The Company reported equity in earnings of $397,000 from the partially owned equity affiliates of the JCF CFN Entities for the three months ended June 30, 2003. In addition, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142 in the first quarter of 2002. Income was reduced by $119,000 for the three months ended June 30, 2003 to reflect Castlewood Holdings' 40% minority interest in the earnings of Green Tree.

     Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company's partially owned equity affiliates, and commitment fees received in connection with standby purchase commitments involving certain rights offerings. Other income was $183,000 and $283,000 for the three and six month periods ending June 30, 2003, respectively.

     General and administrative expenses were $823,000 and approximately $1.6 million for the three and six month periods ended June 30, 2003, respectively, compared to $698,000 and approximately $1.4 million for the same periods in 2002. General and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

     Income tax expense was $740,000 and approximately $1.2 million for the three and six months ended June 30, 2003. Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle in the first quarter of 2002, was $319,000 and $370,000 for the three and six months ended June 30, 2002. The Company's effective tax rate for 2003 differs from the statutory rate primarily due to changes in the valuation allowance and state income taxes. For 2002, the effective tax rate differs from the statutory rate primarily due to the utilization of net operating loss carryforwards.

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  CASTLEWOOD HOLDINGS

     Castlewood Holdings reported consolidated net earnings of $8.2 million and $10.2 million for the three and six months ended June 30, 2003, respectively, compared to $11.4 million and $15.8 million for the same periods in 2002. The reduction in earnings for the three and six months ended June 30, 2003 compared to the same periods in 2002 was due primarily to the reduction in earnings from partly-owned companies, partially offset by an increase in consulting fees for the period.

     An underwriting loss of $699,000 was reported for the three months ended June 30, 2003.

     Castlewood Holdings earned consulting fees of approximately $8.3 million and $13.9 million for the three and six months ended June 30, 2003, respectively, compared to $2.5 million and $8.9 million for the same periods in 2002. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary depending on the success and timing of completion of success based fee arrangements. Included in these amounts were $313,000 and $625,000 in consulting fees charged to B.H. Acquisition, a related party, for each of the three and six months ended June 30, 2003 and 2002, respectively.

     Castlewood Holdings net losses from partly-owned companies were $118,000 and $87,000 for the three and six months ended June 30, 2003, respectively, compared to net income of $8.9 million and $9.1 million for the same periods in 2002. These amounts represent Castlewood Holdings' proportionate share of equity in earnings (losses) of B.H. Acquisition.

     Net investment income, excluding unrealized gains and losses, was $3.3 million and $4.8 million for the three and six months ended June 30, 2003, respectively, compared to $2.2 million and $4.6 million for the same periods in 2002. Investment income includes interest income earned from cash, cash equivalents and debt securities and, in 2003, a loss from a currency option of $945,000. During the first quarter of 2003, Castlewood Holdings sold a currency option as an economic hedge on Castlewood Holdings' portion of the purchase price of Toa-UK. The weakening of the British pound from the sale date of the currency option to the completion date of the Toa-UK transaction had an adverse effect on Castlewood Holdings' hedge, resulting in the loss of $945,000.

     Salaries and benefits were $1.1 million and $4.4 million for the three and six months ended June 30, 2003, respectively, compared to $4.9 million and $7.7 million for the same periods in 2002. Castlewood Holdings is a service based company and therefore employee salaries and benefits are its largest cost. Additionally, Castlewood Holdings has a discretionary bonus plan included as a part of its employee compensation. During the quarter ended June 30, 2003 the bonus plan was amended, resulting in a decrease in bonus accruals and salaries and benefits expense of $2.6 million as of and for the three month period ended June 30, 2003.

     General and administrative expenses were $149,000 and $2.5 million for the three and six months ended June 30, 2003, respectively, compared to $422,000 and $1.1 million for the same periods in 2002. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings has recorded foreign exchange gains of $888,000 and $811,000 for the three and six months ended June 30, 2003, respectively, compared to $3.1 million and $2.2 million for the same periods in 2002. Through its subsidiaries, Castlewood Holdings conducts business in a variety of non-U.S. currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.

     Income tax expense of $607,000 and $686,000 was recorded for the three and six months ended June 30, 2003, respectively, compared to a benefit of $33,000 and an expense of $165,000 for the same periods in 2002. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

     Castlewood Holdings recorded a minority interest of approximately $1.6 million, representing Shinsei's proportionate share of earnings from Hillcot for the three months ended June 30, 2003.

  B.H. ACQUISITION

     B.H. Acquisition reported a net loss of $263,000 and $193,000 for the three and six months ended June 30, 2003, respectively, compared to net income of $19.9 million and $23.2 million for the same periods in the prior year. Included in income in 2002 was approximately $3.0 million resulting from the cumulative effect of a change in accounting principle associated with the implementation of SFAS 142 in the first quarter of 2002.

     B.H. Acquisition had net underwriting losses of $404,000 and $403,000 for the three and six months ended June 30, 2003, respectively, compared to net underwriting income of $19.8 million and $19.6 million for the same periods in 2002. The underwriting income for 2002 was due primarily to an actuarial determined reduction in reserves in one of B.H. Acquisition's insurance subsidiaries.

     Net investment income was $434,000 and $905,000 for the three and six month periods ended June 30, 2003, respectively, compared to $532,000 and $1.1 million for the same periods in 2002. The principal source of net investment income was interest income earned from cash, cash equivalents and mutual funds.

     General and administrative expenses, net of amortization of run-off provision, were $537,000 and $913,000 for the three and six months ended June 30, 2003, respectively, compared to $85,000 and $193,000 for the same periods in 2002. General and administrative expenses include legal, audit, management and actuarial expenses.

     B.H. Acquisition recorded foreign exchange gains of $244,000 and $218,000 for the three and six months ended June 30, 2003, respectively, compared to losses of $429,000 and $309,000 for the same periods in 2002. Through its subsidiaries, BH Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

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

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes undistributed earnings/losses from foreign operations and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these net deferred tax assets. Utilization of the remaining deferred tax assets at June 30, 2003 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     Reinsurance Balances Receivable -- One of the ways loss exposure is managed is through the use of reinsurance. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve Castlewood Holdings or B.H. Acquisition of their liabilities to their insureds. Accordingly, loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those unpaid losses as well as amounts recoverable from reinsurers with respect to claims, which have already been paid. These reinsurance balances receivable are exposed to credit and other risks related to the reinsurance entities.

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

SUBSEQUENT EVENTS

     On July 24, 2003 the Company announced that its board of directors had elected Gregory L. Curl as a director. Under the Company's bylaws, Mr. Curl shall serve until the next annual meeting of shareholders, at which point his election to the board of directors shall be subject to shareholder vote.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $53.3 million in interest bearing accounts (interest at floating rates) and approximately $4.1 million of short-term certificates of deposit (interest at fixed rates) at June 30, 2003. Accordingly, each one percent change in market interest rates would change interest income by approximately $574,000 per annum. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at June 30, 2003 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

ITEM 4. CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission rules, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures are effective. The Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 29, 2003. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

          (1) To consider and act upon a proposal to elect the following nominees to be directors for three year terms until the 2006 annual meeting of shareholders:

NOMINEE                                                       VOTES FOR   VOTES WITHHELD
-------                                                       ---------   --------------
T. Whit Armstrong...........................................  5,155,357       17,732
T. Wayne Davis..............................................  5,155,336       17,753

          In addition to Messrs. Armstrong and Davis, the continuing directors are Nimrod T. Frazer, John J. Oros, J. Christopher Flowers and Jeffrey S. Halis. Messrs. Frazer and Oros' terms expire in the year 2005 while Messrs. Flowers and Halis' terms expire in the year 2004.

          (2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2003. Votes cast were: 5,154,191 for, 4,335 against and 14,563 abstentions.

          (3) To approve the amendment of the 1997 Amended Omnibus Incentive Plan (the "Incentive Plan") to increase the total number of shares of common stock available to be granted under the Incentive Plan from 322,500 to 522,500, and to increase the aggregate number of shares of common stock that may be granted to any individual participant in the Incentive Plan from 200,000 to 300,000. Votes cast were: 4,922,889 for, 239,490 against and 10,710 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.1      --   Shareholders Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.1 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.2      --   Investment Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.2 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.3      --   Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A. and B.H. Acquisition Limited
                 (incorporated by reference to Exhibit 2.3 to the Current
                 Report on Form 8-K, dated July 18, 2000).
   2.4      --   Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A., Brittany Holdings Limited and
                 B.H. Acquisition Limited (incorporated by reference to
                 Exhibit 2.4 to the Current Report on Form 8-K, dated July
                 18, 2000).
   2.5      --   Share Purchase and Capital Commitment Agreement, dated as of
                 October 1, 2001, between the Company, Castlewood Holdings,
                 Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
                 Marsh & McLennan Employees' Securities Company, L.P. and the
                 other parties thereto (incorporated by reference to Exhibit
                 2.1 to the Current Report on Form 8-K, dated December 13,
                 2001).
   2.6      --   Amendment No. 1 and Waiver of Certain Closing Conditions to
                 the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
                 Exhibit 2.2 to the Current Report on Form 8-K, dated
                 December 13, 2001).

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.7      --   Agreement Relating to the Sale and Purchase of the Entire
                 Issued Share Capital of Toa-UK, dated as of March 28, 2003, between The Toa Reinsurance Company, Limited, Castlewood
                 Holdings and Shinsei (incorporated by reference to Exhibit
                 2.1 to the Current Report on Form 8-K, dated April 11,
                 2003).
   3.1      --   Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      --   Bylaws of the Company, as amended on May 20, 1999
                 (incorporated by reference to Exhibit 3.2 to the Quarterly
                 Report on Form 10-Q, dated August 6, 1999).
   4.1      --   Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
                 dated March 27, 1997).
   4.2      --   Amendment Agreement, dated as of October 20, 1998, to the
                 Rights Agreement, dated as of January 20, 1997, between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K dated October 20, 1998).
  31.1      --   Certification of Chief Executive Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
  31.2      --   Certification of Chief Financial Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
  32.1      --   Certification of Chief Executive Officer Pursuant to 18
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002.
  32.2      --   Certification of Chief Financial Officer Pursuant to 18
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002.
  99.1      --   The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements (incorporated by reference to
                 Exhibit 99.1 to the Annual Report on Form 10-K, dated March
                 31, 2003).

     (b) Reports on Form 8-K

     On April 2, 2003 the Company filed a Current Report on Form 8-K pursuant to
Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits and
Item 12 -- Results of Operations and Financial Condition.

     On April 11, 2003 the Company filed a Current Report on Form 8-K pursuant to Item 2 -- Acquisition or Disposition of Assets and Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits, which was subsequently amended by a Current Report on Form 8-K/A, filed June 12, 2003. The following financial statements were filed pursuant to such Current Report:

     1. Audited Consolidated Financial Statements of Hillcot Re Limited as of and for the year ended December 31, 2002.

     2. Unaudited Pro Forma Combined Condensed Financial Information of Enstar for the year ended December 31, 2002.

     3. Unaudited Pro Forma Combined Condensed Financial Information of Castlewood Holdings for the year ended December 31, 2002.

     On May 20, 2003 the Company filed a Current Report on Form 8-K pursuant to
Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits and
Item 12 -- Results of Operations and Financial Condition.

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

Date: August 14, 2003