Form 10-Q
period 2003-09-30
ENSTAR GROUP INC
filed 2003-11-14
CIK 55820

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at November 14, 2003 was 5,465,753.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 51,124        $ 55,375
  Certificates of deposit...................................       4,056           4,021
  Receivable from affiliate.................................         205             526
  Other current assets......................................         216             204
                                                                --------        --------
       Total current assets.................................      55,601          60,126
Partially owned equity affiliates...........................      86,532          67,983
Other assets................................................         505             500
                                                                --------        --------
       Total assets.........................................    $142,638        $128,609
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $    899        $  1,043
  Income taxes payable......................................       3,325           5,595
                                                                --------        --------
       Total current liabilities............................       4,224           6,638
Deferred income taxes.......................................       2,642             741
Deferred liabilities........................................         657             561
Other liabilities...........................................         429             420
                                                                --------        --------
       Total liabilities....................................       7,952           8,360
                                                                --------        --------
Commitments and contingencies
Minority interest...........................................      10,893              --
                                                                --------        --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,908,104 shares issued at September 30,
     2003 and December 31, 2002)............................          59              59
  Additional paid-in capital................................     188,574         188,425
  Deferred compensation of partially owned equity
     affiliate..............................................        (359)           (583)
  Accumulated other comprehensive income from partially
     owned equity affiliates, net...........................         308             126
  Accumulated deficit.......................................     (58,979)        (61,968)
  Treasury stock, at cost (442,351 shares)..................      (5,810)         (5,810)
                                                                --------        --------
       Total shareholders' equity...........................     123,793         120,249
                                                                --------        --------
       Total liabilities and shareholders' equity...........    $142,638        $128,609
                                                                ========        ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Interest income..............................  $      176   $      382   $      655   $    1,214
Earnings of partially owned equity
  affiliates.................................       2,520        2,022        6,905       14,500
Other income.................................         100           --          383            1
General and administrative expenses..........        (714)        (704)      (2,327)      (2,131)
                                               ----------   ----------   ----------   ----------
Income before income taxes, minority interest
  and cumulative effect of a change in
  accounting principle.......................       2,082        1,700        5,616       13,584
Income taxes.................................        (634)         (51)      (1,877)        (408)
                                               ----------   ----------   ----------   ----------
Income before minority interest and
  cumulative effect of a change in accounting
  principle..................................       1,448        1,649        3,739       13,176
Minority interest............................        (631)          --         (750)          --
                                               ----------   ----------   ----------   ----------
Income before cumulative effect of a change
  in accounting principle....................         817        1,649        2,989       13,176
Cumulative effect of a change in accounting
  principle, net of income taxes.............          --           --           --          967
                                               ----------   ----------   ----------   ----------
Net income...................................  $      817   $    1,649   $    2,989   $   14,143
                                               ----------   ----------   ----------   ----------
Weighted average shares outstanding --
  basic......................................   5,465,753    5,465,753    5,465,753    5,465,753
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming dilution...........   5,887,388    5,771,489    5,872,191    5,740,324
                                               ==========   ==========   ==========   ==========
Income per common share before change in
  accounting principle -- basic..............  $     0.15   $     0.30   $     0.55   $     2.41
Cumulative effect of a change in accounting
  principle, net of income taxes -- basic....          --           --           --         0.18
                                               ----------   ----------   ----------   ----------
Net income per common share -- basic.........  $     0.15   $     0.30   $     0.55   $     2.59
                                               ==========   ==========   ==========   ==========
Income per common share before change in
  accounting principle -- assuming
  dilution...................................  $     0.14   $     0.29   $     0.51   $     2.30
Cumulative effect of a change in accounting
  principle, net of income taxes -- assuming
  dilution...................................          --           --           --         0.17
                                               ----------   ----------   ----------   ----------
Net income per common share -- assuming
  dilution...................................  $     0.14   $     0.29   $     0.51   $     2.47
                                               ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                          -----------------------   ----------------------
                                                            2003          2002        2003         2002
                                                          ---------     ---------   ---------   ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            (UNAUDITED)
Net income..............................................    $  817        $1,649      $2,989      $14,143
Other comprehensive income of partially owned equity
  affiliates:
  Unrealized holding gains on investments, net of income
     taxes of $75, $0, $61 and $0.......................       108           534          67          507
  Less: reclassification adjustment for (gains) losses
     included in net income.............................        12          (287)         32         (366)
  Unrealized gain on hedge assets, net of income taxes
     of $21, $0, $21 and $0.............................        34                        34
  Currency translation adjustment, net of income taxes
     of $1, $0, $31 and $0..............................         3            45          50          106
                                                            ------        ------      ------      -------
Other comprehensive income..............................       157           292         183          247
                                                            ------        ------      ------      -------
Comprehensive income....................................    $  974        $1,941      $3,172      $14,390
                                                            ======        ======      ======      =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2003          2002
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $  2,989      $ 14,143
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Dividends received in excess of earnings of partially
      owned equity affiliates...............................    14,021       (11,200)
     Minority interest in earnings of JCF CFN...............       750            --
     Cumulative effect of a change in accounting principle
      from partially owned equity affiliate, net of income
      taxes.................................................        --          (967)
     Noncash compensation expense...........................       149           357
     Deferred income taxes..................................     1,787            --
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................    (2,414)          320
     Other, net.............................................       409           649
                                                              --------      --------
       Net cash provided by operating activities............    17,691         3,302
                                                              --------      --------
Cash flows from investing activities:
  Capital contribution to Castlewood Holdings Limited.......    (7,169)      (21,000)
  Investment of JCF CFN in Green Tree.......................   (24,744)           --
  Minority interest's capital contribution in JCF CFN.......    10,006            --
  Purchases of certificates of deposit......................    (6,140)       (5,396)
  Maturities of certificates of deposit.....................     6,105         5,373
                                                              --------      --------
       Net cash used in investing activities................   (21,942)      (21,023)
                                                              --------      --------
Decrease in cash and cash equivalents.......................    (4,251)      (17,721)
Cash and cash equivalents at the beginning of the period....    55,375        73,366
                                                              --------      --------
Cash and cash equivalents at the end of the period..........  $ 51,124      $ 55,645
                                                              ========      ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $  2,360      $     21
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

     The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition, results of operations and cash flows for the interim period. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003 under the Securities Exchange Act of 1934, as amended.

     In January 2003, the Company announced a $10 million commitment to JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities are controlled by JCF Associates I LLC, the managing member of which is
J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. Approximately $3 million of the Company's commitment was funded in January 2003 from cash on hand. In June 2003, the Company increased its commitment to $15.3 million, resulting in the Company holding a 60% interest in the JCF CFN Entities. In addition, in June, 2003 Castlewood Holdings Limited ("Castlewood Holdings") became a member of the JCF CFN Entities and made a $10.2 million commitment, in exchange for a 40% interest. Both the Company and Castlewood Holdings have fully funded their commitments to the JCF CFN Entities.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires consolidation by a business enterprise of variable interest entities ("VIE") if the enterprise is determined to be the primary beneficiary. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying condensed consolidated financial statements, with Castlewood Holdings' 40% interest reflected as minority interest.

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

     (c) Partially Owned Equity Affiliates -- Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the investee's income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
financial support to the investee. The Company would resume application of the equity method once the investee becomes profitable and the Company's proportionate share of the investee's earnings equals it cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

     (d) Comprehensive Income -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from some of its partially owned equity affiliates, which arose from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value, unrealized gains on hedge assets and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

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

     (f) Stock-Based Compensation -- For the three and nine months ended September 30, 2003 and 2002, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan (the "2001 Directors' Plan") and amended certain provisions of the 1997 Amended Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan was further amended by shareholder approval at the Annual Meeting of Shareholders in May 2003. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense is being recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
and net income per share for the three and nine months ended September 30, 2003 and 2002 would have been as follows:

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                       ----------------------   ----------------------
                                                         2003         2002        2003         2002
                                                       ---------    ---------   ---------   ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         (UNAUDITED)
Net income, as reported..............................    $  817       $1,649      $2,989      $14,143
Add: Stock-based employee compensation expense
  included in reported net income, net of income
  taxes..............................................        10           62          92          333
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of income taxes................       (14)         (87)       (129)        (468)
                                                         ------       ------      ------      -------
Pro forma net income.................................    $  813       $1,624      $2,952      $14,008
                                                         ======       ======      ======      =======
Income per common share:
     Basic -- as reported............................    $ 0.15       $ 0.30      $ 0.55      $  2.59
                                                         ======       ======      ======      =======
     Basic -- pro forma..............................    $ 0.15       $ 0.30      $ 0.54      $  2.56
                                                         ======       ======      ======      =======
     Assuming dilution -- as reported................    $ 0.14       $ 0.29      $ 0.51      $  2.47
                                                         ======       ======      ======      =======
     Assuming dilution -- pro forma..................    $ 0.14       $ 0.28      $ 0.50      $  2.44
                                                         ======       ======      ======      =======

     (g) Reclassifications -- Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation.

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

  B-LINE

     In November 1998, the Company purchased membership units of B-Line for $965,000 including $15,000 in expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. At September 30, 2003, the Company's ownership percentage was approximately 8.34%.

     The Company's B-Line membership units are accounted for under the equity method. The operations of B-Line are reported by the Company three months in arrears. Approximately $803,000 of the original $950,000 paid was recorded as goodwill and was being amortized over a period of 10 years. Since the adoption by the Company of SFAS 142, "Goodwill and Other Intangible Assets," in January 2002, goodwill is no longer being amortized. At September 30, 2003 and December 31, 2002 the Company had approximately $552,000 of unamortized goodwill.

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

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings and Shinsei have a 50.1% and 49.9% economic and voting interest, respectively. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Castlewood Holdings' share of the transaction was funded from cash on hand. Hillcot is included in Castlewood Holdings' consolidated financial statements, with Shinsei's 49.9% interest reflected as minority interest. J. Christopher Flowers, a member of the board of directors of the Company and the Company's largest shareholder, is a director of Shinsei.

  PARTIALLY OWNED EQUITY AFFILIATES OF JCF CFN

     The JCF CFN Entities have invested in Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, "Green Tree"), together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. In June 2003, the JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance Corp. ("Conseco Finance") for approximately $630 million in cash plus certain assumed liabilities. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. The JCF CFN Entities also invested in FPS DIP LLC, a second limited liability company formed by the members of Green Tree to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The managing member of JCF Associates I LLC is J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. The JCF CFN Entities account for these investments under the equity method of accounting.

  SUMMARIZED FINANCIAL INFORMATION

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B-Line, B.H. Acquisition and Castlewood Holdings as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002, respectively. The Company accounts for its investment in B-Line three months in arrears. This summarized financial information reflects the results of B-Line, B.H. Acquisition and Castlewood Holdings for all periods presented.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                          SEPTEMBER 30, 2003
                                            ----------------------------------------------
                                                          B.H.       CASTLEWOOD   COMBINED
                                             B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                            --------   -----------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Total assets..............................  $119,840    $125,908      $623,043    $868,791
Total liabilities.........................    79,460      89,185       494,873     663,518
Total equity..............................    40,380      36,723       128,170     205,273

                                                           DECEMBER 31, 2002
                                             ---------------------------------------------
                                                          B.H.       CASTLEWOOD   COMBINED
                                             B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                             -------   -----------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Total assets...............................  $58,036    $125,428      $514,597    $698,061
Total liabilities..........................   30,771      88,009       347,124     465,904
Total equity...............................   27,265      37,419       167,473     232,157

                                                  THREE MONTHS ENDED SEPTEMBER 30, 2003
                                              ---------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                              B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                              -------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Revenue.....................................  $15,306                   $5,956     $21,262
Operating income............................    5,495      $(572)        1,486       6,409
Net income..................................    5,495       (503)        1,953       6,945

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2003
                                              ---------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                              B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                              -------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Revenue.....................................  $39,266                  $19,905     $59,171
Operating income............................   13,115      $(983)       13,340      25,472
Net income..................................   13,115       (695)       12,201      24,621

                                                  THREE MONTHS ENDED SEPTEMBER 30, 2002
                                               --------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                               B-LINE   ACQUISITION    HOLDINGS     TOTAL
                                               ------   -----------   ----------   --------
                                                          (DOLLARS IN THOUSANDS)
Revenue......................................  $7,044                   $6,344     $13,388
Operating income.............................   3,755      $(91)         3,448       7,112
Net income...................................   3,755       526          4,606       8,887

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2002
                                              ---------------------------------------------
                                                           B.H.       CASTLEWOOD   COMBINED
                                              B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                              -------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Revenue.....................................  $21,107                  $15,194     $36,301
Operating income............................   10,297     $23,393        8,126      41,816
Net income..................................   10,297      23,701       20,401      54,399

NOTE 4:  INCOME TAXES

     Income tax expense was $634,000 and approximately $1.9 million for the three and nine months ended September 30, 2003, respectively. Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle in the first quarter of 2002, was $51,000 and $421,000 for the three and nine months ended September 30, 2002. The Company's effective tax rate for 2003 differs from

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
the statutory rate primarily due to changes in the valuation allowance and state income taxes. For 2002, the effective tax rate differs from the statutory rate primarily due to the utilization of net operating loss carryforwards.

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes undistributed earnings/losses from foreign operations and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these net deferred tax assets. The valuation allowance at September 30, 2003 and December 31, 2002 was approximately $10.1 million and approximately $10.0 million, respectively. Utilization of the remaining deferred tax assets at September 30, 2003 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

NOTE 5:  SEGMENT INFORMATION

     The Company separately evaluates the performance of each of its partially owned equity affiliates based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities' results of operations. The Company also reviews separate financial results for the JCF CFN Entities and Enstar's corporate activity.

     B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. B.H. Acquisition, through its wholly owned subsidiaries, Brittany and CEAI, is principally engaged in the active management of books of reinsurance business from international markets. Castlewood Holdings acquires and manages insurance and reinsurance companies, including companies in "run-off," and provides management, consulting and other services to the insurance and reinsurance industry. The JCF CFN Entities were formed to serve as a member of Green Tree which, in turn, was formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities from Conseco Finance.

     The Company accounts for its investment in B-Line three months in arrears. A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002, respectively, is as follows:

                                                          SEPTEMBER 30, 2003
                                  ------------------------------------------------------------------
                                                          B.H.       CASTLEWOOD
                                  CORPORATE   B-LINE   ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                                  ---------   ------   -----------   ----------   -------   --------
                                                        (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity
     affiliates.................              $3,918     $12,199      $43,455     $26,960   $ 86,532
  Corporate assets..............   $56,106                                                    56,106
                                   -------    ------     -------      -------     -------   --------
     Total......................   $56,106    $3,918     $12,199      $43,455     $26,960   $142,638
                                   =======    ======     =======      =======     =======   ========

                                                               DECEMBER 31, 2002
                                            --------------------------------------------------------
                                                                    B.H.       CASTLEWOOD
                                            CORPORATE   B-LINE   ACQUISITION    HOLDINGS     TOTAL
                                            ---------   ------   -----------   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity affiliates.......              $2,825     $12,429      $52,729     $ 67,983
  Corporate assets........................   $60,626                                          60,626
                                             -------    ------     -------      -------     --------
     Total................................   $60,626    $2,825     $12,429      $52,729     $128,609
                                             =======    ======     =======      =======     ========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                        THREE MONTHS ENDED SEPTEMBER 30, 2003
                                          -----------------------------------------------------------------
                                                                   B.H.       CASTLEWOOD
                                          CORPORATE   B-LINE    ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                          ---------   -------   -----------   ----------   -------   ------
                                                               (DOLLARS IN THOUSANDS)
Net underwriting loss...................                           $(341)
Revenue.................................              $15,306                  $ 5,956
Net investment income...................                             277         1,242
Interest income.........................   $   176
Share of net income of partly-owned
  companies.............................                                           298     $1,576
General and administrative expenses.....      (714)    (8,422)      (883)       (5,712)
Amortization of run-off provision.......                             375
Interest expense........................               (1,389)
Other income............................       100
Foreign exchange gain...................                              69           179
                                           -------    -------      -----       -------     ------
Income (loss) before income taxes.......      (438)     5,495       (503)        1,963      1,576
Minority interest.......................      (631)                                254
Income taxes............................      (634)                               (264)
                                           -------    -------      -----       -------     ------
Net income (loss).......................   $(1,703)   $ 5,495      $(503)      $ 1,953     $1,576
                                           =======    -------      -----       -------     ------
Company's economic ownership %..........                 8.34%        33%       33 1/3%
                                                      -------      -----       -------     ------
Earnings (losses) of partially owned
  equity affiliates.....................              $   458      $(165)      $   651     $1,576    $2,520
                                                      =======      =====       =======     ======    ======

                                                        NINE MONTHS ENDED SEPTEMBER 30, 2003
                                          -----------------------------------------------------------------
                                                                   B.H.       CASTLEWOOD
                                          CORPORATE   B-LINE    ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                          ---------   -------   -----------   ----------   -------   ------
                                                               (DOLLARS IN THOUSANDS)
Net underwriting loss...................                          $  (744)
Revenue.................................              $39,266                  $19,905
Net investment income...................                            1,182        6,015
Interest income.........................   $   655
Share of net income of partly-owned
  companies.............................                                           211     $1,973
General and administrative expenses.....    (2,327)   (21,555)     (2,546)     (12,580)
Amortization of run-off provision.......                            1,125
Interest expense........................               (4,596)
Other income............................       383
Foreign exchange gain...................                              288          990
                                           -------    -------     -------      -------     ------
Income (loss) before income taxes.......    (1,289)    13,115        (695)      14,541      1,973
Minority interest.......................      (750)                             (1,390)
Income taxes............................    (1,877)                               (950)
                                           -------    -------     -------      -------     ------
Net income (loss).......................   $(3,916)   $13,115     $  (695)     $12,201     $1,973
                                           =======
Company's economic ownership %..........                 8.34%         33%      33 1/3%
                                                      -------     -------      -------     ------
Earnings (losses) of partially owned
  equity affiliates.....................              $ 1,094     $  (229)     $ 4,067     $1,973    $6,905
                                                      =======     =======      =======     ======    ======

     The Company's ownership percentage in the JCF CFN Entities changed from 100% to 60% in June 2003 when Castlewood Holdings became a 40% member. A minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities is reported in the Corporate column.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                     -------------------------------------------------------
                                                                              B.H.       CASTLEWOOD
                                                     CORPORATE   B-LINE    ACQUISITION    HOLDINGS    TOTAL
                                                     ---------   -------   -----------   ----------   ------
                                                                     (DOLLARS IN THOUSANDS)
Net underwriting loss..............................                           $(201)
Revenue............................................              $ 7,044                   $6,343
Net investment income..............................                             364         1,772
Interest income....................................    $ 382
Share of net income of partly-owned company........                                           237
General and administrative expenses................     (704)     (2,641)      (817)       (4,648)
Amortization of run-off provision..................                             563
Interest expense...................................                 (648)                     (20)
Foreign exchange gain..............................                             617         1,187
                                                       -----     -------      -----        ------
Income (loss) before income taxes..................     (322)      3,755        526         4,871
Income tax expense.................................      (51)                                (264)
                                                       -----     -------      -----        ------
Net income (loss)..................................    $(373)    $ 3,755      $ 526        $4,607
                                                       =====
Company's economic ownership %.....................                 8.34%        33%       33 1/3%
                                                                 -------      -----        ------
Earnings of partially owned equity affiliates......              $   313      $ 173        $1,536     $2,022
                                                                 =======      =====        ======     ======

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    --------------------------------------------------------
                                                                             B.H.       CASTLEWOOD
                                                    CORPORATE   B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                                    ---------   -------   -----------   ----------   -------
                                                                     (DOLLARS IN THOUSANDS)
Net underwriting income...........................                          $19,403
Revenue...........................................              $21,107         (11)     $15,194
Net investment income.............................                            1,480        6,389
Interest income...................................   $ 1,214
Share of net income of partly-owned company.......                                         9,329
General and administrative expenses...............    (2,131)    (9,893)     (2,137)     (13,371)
Amortization of run-off provision.................                            1,688
Interest expense..................................                 (917)                     (86)
Other income......................................         1
Foreign exchange gain (loss)......................                              309        3,376
                                                     -------    -------     -------      -------
Income (loss) before income taxes and cumulative
  effect of a change in accounting principle......      (916)    10,297      20,732       20,831
Income taxes......................................      (421)                               (430)
                                                     -------    -------     -------      -------
Income (loss) before cumulative effect of a change
  in accounting principle.........................    (1,337)    10,297      20,732       20,401
Cumulative effect of a change in accounting
  principle.......................................                            2,969
                                                     -------    -------     -------      -------
Net income (loss).................................   $(1,337)   $10,297     $23,701      $20,401
                                                     =======
Company's economic ownership %....................                 8.34%         33%          33 1/3%
                                                                -------     -------      -------
Earnings of partially owned equity affiliates
  before cumulative effect of a change in
  accounting principle............................              $   859     $ 6,841      $ 6,800     $14,500
Cumulative effect of a change in accounting
  principle.......................................                              980                      980
                                                                -------     -------      -------     -------
Earnings of partially owned equity affiliates.....              $   859     $ 7,821      $ 6,800     $15,480
                                                                =======     =======      =======     =======

     The income tax amount of $421,000 included in the corporate segment for the nine months ended September 30, 2002 includes $13,000 which is netted against the Company's proportionate share of a cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 6:  STOCK COMPENSATION

     In May 2003, the Company's shareholders approved certain amendments to the Company's Incentive Plan. The amendments increased the total number of shares of common stock available to be granted under the plan from 322,500 to 522,500, and increased the aggregate number of shares of common stock that may be granted to any individual participant from 200,000 to 300,000.

     In August 2003, under the Incentive Plan, the Company granted 60,000 options to Nimrod T. Frazer, the Company's Chairman and Chief Executive Officer, 100,000 options to John J. Oros, the Company's President and Chief Operating Officer and 5,000 options to Gregory L. Curl, the Company's recently elected director. The options granted to Messrs. Frazer and Oros vest in four equal annual installments starting January 1, 2005. The options granted to Mr. Curl vest on August 19, 2004. All options have an exercise price of $40.00, the closing market price on the date of grant, and expire on August 18, 2013.

     As of September 30, 2003, a total of 465,000 options have been issued or reserved for issuance under the Incentive Plan.

NOTE 7:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three and nine months ended September 30, 2003 and 2002. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                      ------------------------   -----------------------
                                         2003          2002         2003         2002
                                      ----------    ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         (UNAUDITED)
Income before cumulative effect of a
  change in accounting principle....  $      817    $    1,649   $    2,989   $   13,176
Cumulative effect of a change in
  accounting principle, net of
  income taxes......................          --            --           --          967
                                      ----------    ----------   ----------   ----------
Net income..........................  $      817    $    1,649   $    2,989   $   14,143
                                      ==========    ==========   ==========   ==========
Income per common share before
  change in accounting
  principle -- basic................  $     0.15    $     0.30   $     0.55   $     2.41
Cumulative effect of a change in
  accounting principle, net of
  income taxes -- basic.............          --            --           --         0.18
                                      ----------    ----------   ----------   ----------
Net income per common
  share -- basic....................  $     0.15    $     0.30   $     0.55   $     2.59
                                      ==========    ==========   ==========   ==========
Income per common share before
  change in accounting
  principle -- assuming dilution....  $     0.14    $     0.29   $     0.51   $     2.30
Cumulative effect of a change in
  accounting principle, net of
  income taxes -- assuming
  dilution..........................          --            --           --         0.17
                                      ----------    ----------   ----------   ----------
Net income per common share --
  assuming dilution.................  $     0.14    $     0.29   $     0.51   $     2.47
                                      ==========    ==========   ==========   ==========
Weighted average shares
  outstanding -- basic..............   5,465,753     5,465,753    5,465,753    5,465,753
Common share equivalents............     421,635       305,736      406,438      274,571
                                      ----------    ----------   ----------   ----------
Weighted average shares
  outstanding -- assuming
  dilution..........................   5,887,388     5,771,489    5,872,191    5,740,324
                                      ==========    ==========   ==========   ==========

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries ("Enstar") as of September 30, 2003, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of Enstar's management.

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

Atlanta, Georgia
November 13, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through the operations of the Company's partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company has acquired and manages books of reinsurance business from the international markets. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry see "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to The Enstar Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which is hereby incorporated by reference.

     The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company's acquisition criteria.

RECENT ACQUISITIONS

     In January 2003, the Company announced a $10 million commitment to JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). Each of the JCF CFN Entities is controlled by JCF Associates I LLC, the managing member of which is J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. Approximately $3 million was funded by the Company in January 2003 from cash on hand. In June 2003, the Company increased its total commitment to $15.3 million, resulting in the Company holding a 60% interest in the JCF CFN Entities. In addition, in June 2003, Castlewood Holdings became a member of the JCF CFN Entities and made a $10.2 million commitment, in exchange for a 40% interest. Both the Company and Castlewood Holdings have fully funded their commitments to the JCF CFN Entities.

     The JCF CFN Entities have invested in Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, "Green Tree"), together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. In June 2003, the JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance Corp. ("Conseco Finance") for approximately $630 million in cash plus certain assumed liabilities. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. The JCF CFN Entities also invested in FPS DIP LLC, a second limited liability company formed by the members of Green Tree to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The managing member of JCF Associates I LLC is J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. The accompanying condensed consolidated financial statements reflect the Company's consolidation of the JCF CFN Entities in accordance with FIN 46.

     In March 2003, Castlewood Holdings and Shinsei completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd., a newly formed Bermuda company, in which Castlewood Holdings and Shinsei have a 50.1% and 49.9% economic and voting interest, respectively. Castlewood Holdings' share of the transaction was funded from cash on hand. In connection with the acquisition of Toa-UK, the Company funded its remaining capital commitment to Castlewood Holdings of approximately $7.2 million (which included $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) from cash on hand. J. Christopher Flowers is a director of Shinsei.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets, aggregating approximately $142.6 million at September 30, 2003, consist primarily of approximately $51.1 million in cash and cash equivalents, approximately $4.1 million in certificates of deposit, and approximately $86.5 million in partially owned equity affiliates, including approximately $27.0 million of partially owned equity affiliates of JCF CFN (Green Tree). Total assets at December 31, 2002 were approximately $128.6 million.

     The Company's total liabilities were approximately $8.0 million at September 30, 2003 compared to approximately $8.4 million at December 31, 2002. The decrease in total liabilities was primarily due to the payments of income tax of approximately $2.4 million, partially offset by an increase in deferred income taxes recorded for the nine months ended September 30, 2003.

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

RESULTS OF OPERATIONS

     The Company reported net income of $817,000 and approximately $3.0 million for the three and nine months ended September 30, 2003, respectively, compared to net income of approximately $1.6 million and approximately $14.1 million for the same periods in the prior year. The change in net income from the nine month period ended September 30, 2003 compared to the same period in the prior year is primarily a result of a decrease in earnings from partially owned equity affiliates, a decrease in interest income and an increase in income tax expense.

     Interest income was $176,000 and $655,000 for the three and nine months periods ended September 30, 2003, respectively, compared to $382,000 and approximately $1.2 million for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased due to a reduction of interest rates earned on the Company's cash, cash equivalents and certificates of deposit combined with a reduction of cash and cash equivalents resulting from capital contributions to the Company's partially owned equity affiliates and subsidiaries.

     Earnings of partially owned equity affiliates were approximately $2.5 million and approximately $6.9 million for the three and nine month periods ended September 30, 2003, respectively, compared to approximately $2.0 million and approximately $14.5 million for the same periods in the prior year. The Company's equity in earnings from B-Line LLC ("B-Line") was $458,000 and approximately $1.1 million for the three and nine month periods ended September 30, 2003, respectively, compared to $313,000 and $859,000 for the same periods in 2002. The Company recorded equity in losses of $165,000 and $229,000 from B.H. Acquisition for the three and nine month periods ended September 30, 2003, respectively, compared to equity in earnings of $173,000 and approximately $6.8 million for the same periods in 2002. The Company recorded equity in earnings of $651,000 and approximately $4.1 million from Castlewood Holdings for the three and nine months ended September 30, 2003, respectively, compared to approximately $1.5 million and approximately $6.8 million for the same periods in 2002. The Company reported equity in earnings of approximately $1.6 million and approximately $2.0 million from the partially owned equity affiliates of the JCF CFN Entities for the three months ended September 30, 2003 and from June 2003 (the date of acquisition) to September 30, 2003, respectively. In addition, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142 in the first quarter of 2002. Income was reduced by $631,000 and $750,000 for the three and nine months ended September 30, 2003 to reflect Castlewood Holdings' 40% minority interest in the earnings of Green Tree.

     Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company's partially owned equity affiliates, and commitment fees received in connection with standby purchase commitments involving certain rights offerings. Other income was $100,000 and $383,000 for the three and nine month periods ending September 30, 2003, respectively.

     General and administrative expenses were $714,000 and approximately $2.3 million for the three and nine month periods ended September 30, 2003, respectively, compared to $704,000 and approximately $2.1 million for the same periods in 2002. General and administrative expenses include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Most variances in legal and professional fees and travel expenses can be attributed to the number of potential acquisition candidates the Company locates as well as the degree of interest the Company may have in such candidates. The stronger the interest in a candidate, the more rigorous financial and legal due diligence the Company will incur with respect to that candidate.

     Income tax expense was $634,000 and approximately $1.9 million for the three and nine months ended September 30, 2003. Income tax expense, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle in the first quarter of 2002, was $51,000 and $421,000 for the three and nine months ended September 30, 2002. The Company's effective tax rate for 2003 differs from the statutory rate primarily due to changes in the valuation allowance and state income taxes. For 2002, the effective tax rate differs from the statutory rate primarily due to the utilization of net operating loss carryforwards.

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  CASTLEWOOD HOLDINGS

     Castlewood Holdings reported consolidated net earnings of approximately $2.0 million and approximately $12.2 million for the three and nine months ended September 30, 2003, respectively, compared to approximately $4.6 million and approximately $20.4 million for the same periods in 2002. The reduction in earnings of approximately $8.2 million for the nine months ended September 30, 2003 compared to the same period in 2002 was due primarily to the reduction in earnings from partly-owned companies, partially offset by an increase in consulting fees for the period.

     Castlewood Holdings earned consulting fees of approximately $6.0 million and approximately $19.9 million for the three and nine months ended September 30, 2003, respectively, compared to approximately $6.3 million and approximately $15.2 million for the same periods in 2002. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary depending on the success and timing of completion of success based fee arrangements. Included in these amounts were $313,000 and $938,000 in consulting fees charged to B.H. Acquisition, a related party, for each of the three and nine months ended September 30, 2003 and 2002, respectively.

     Castlewood Holdings' net income from its partly-owned companies was $298,000 and $211,000 for the three and nine months ended September 30, 2003, respectively, compared to $237,000 and approximately $9.3 million for the same periods in 2002. These amounts represent Castlewood Holdings' proportionate share of equity in earnings of B.H. Acquisition and the JCF CFN Entities.

     Net investment income, excluding unrealized gains and losses, was approximately $1.2 million and approximately $6.0 million for the three and nine months ended September 30, 2003, respectively, compared to approximately $1.8 million and approximately $6.4 million for the same periods in 2002. Investment income includes interest income earned from cash, cash equivalents and debt securities and, in 2003, a loss from a currency option of $945,000. During the first quarter of 2003, Castlewood Holdings sold a currency option as an economic hedge on Castlewood Holdings' portion of the purchase price of Toa-UK. The weakening of the British pound from the sale date of the currency option to the completion date of the Toa-UK transaction had an adverse effect on Castlewood Holdings' hedge, resulting in the loss of $945,000.

     Salaries and benefits were approximately $4.5 million and approximately $8.8 million for the three and nine months ended September 30, 2003, respectively, compared to approximately $3.5 million and approximately $11.2 million for the same periods in 2002. Castlewood Holdings is a service based company and therefore employee salaries and benefits are its largest cost. Additionally, Castlewood Holdings has a discretionary bonus plan included as a part of its employee compensation. During the quarter ended June 30, 2003 the bonus plan was amended, resulting in a decrease in bonus accruals and salaries and benefits expense of approximately $2.6 million.

     Other general and administrative expenses were approximately $1.2 million and approximately $3.7 million for the three and nine months ended September 30, 2003, respectively, compared to approximately $1.2 million and approximately $2.3 million for the same periods in 2002. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings, whose functional currency is the U.S. dollar, has recorded foreign exchange gains of $179,000 and $990,000 for the three and nine months ended September 30, 2003, respectively, compared to approximately $1.2 million and approximately $3.4 million for the same periods in 2002. Through its subsidiaries, Castlewood Holdings conducts business in a variety of non-U.S. currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.

     Income tax expense of $264,000 and $950,000 was recorded for the three and nine months ended September 30, 2003, respectively, compared to $264,000 and $430,000 for the same periods in 2002. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

     Castlewood Holdings recorded a minority interest in subsidiary income (losses) of $(254,000) and approximately $1.4 million, representing Shinsei's proportionate share of losses and earnings from Hillcot for the three and nine months ended September 30, 2003, respectively.

  B.H. ACQUISITION

     B.H. Acquisition reported net losses of $503,000 and $695,000 for the three and nine months ended September 30, 2003, respectively, compared to net income of $526,000 and approximately $23.7 million for the same periods in the prior year. Included in income in 2002 was approximately $3.0 million resulting from the cumulative effect of a change in accounting principle associated with the implementation of SFAS 142 in the first quarter of 2002.

     B.H. Acquisition had net underwriting losses of $341,000 and $744,000 for the three and nine months ended September 30, 2003, respectively, compared to a net underwriting loss of $201,000 and income of approximately $19.4 million for the same periods in 2002. The underwriting income for 2002 was due primarily to an actuarial determined reduction in reserves in one of B.H. Acquisition's insurance subsidiaries.

     Net investment income was $277,000 and approximately $1.2 million for the three and nine month periods ended September 30, 2003, respectively, compared to $364,000 and approximately $1.5 million for the same periods in 2002. The principal source of net investment income was interest income earned from cash, cash equivalents and bond funds.

     General and administrative expenses, net of amortization of run-off provision, were $508,000 and approximately $1.4 million for the three and nine months ended September 30, 2003, respectively, compared to $254,000 and $449,000 for the same periods in 2002. General and administrative expenses include legal, audit, management and actuarial expenses.

     B.H. Acquisition recorded foreign exchange gains of $69,000 and $288,000 for the three and nine months ended September 30, 2003, respectively, compared to $617,000 and $309,000 for the same periods in 2002. Through its subsidiaries, BH Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

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

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes undistributed earnings/losses from foreign operations and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these net deferred tax assets. Utilization of the remaining deferred tax assets at September 30, 2003 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The Company had cash and cash equivalents of approximately $51.1 million in interest bearing accounts (interest at floating rates) and approximately $4.1 million of short-term certificates of deposit (interest at fixed rates) at September 30, 2003. Accordingly, each one percent change in market interest rates would change interest income by approximately $552,000 per annum. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at September 30, 2003 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
   2.1      --   Shareholders Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.1 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.2      --   Investment Agreement, dated as of July 3, 2000, among B.H.
                 Acquisition Limited, the Company and the other parties
                 thereto (incorporated by reference to Exhibit 2.2 to the
                 Current Report on Form 8-K, dated July 18, 2000).
   2.3      --   Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A. and B.H. Acquisition Limited
                 (incorporated by reference to Exhibit 2.3 to the Current
                 Report on Form 8-K, dated July 18, 2000).
   2.4      --   Share Sale and Purchase Agreement, dated as of March 31,
                 2000, between PetroFina S.A., Brittany Holdings Limited and
                 B.H. Acquisition Limited (incorporated by reference to
                 Exhibit 2.4 to the Current Report on Form 8-K, dated July
                 18, 2000).
   2.5      --   Share Purchase and Capital Commitment Agreement, dated as of
                 October 1, 2001, between the Company, Castlewood Holdings,
                 Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
                 Marsh & McLennan Employees' Securities Company, L.P. and the
                 other parties thereto (incorporated by reference to Exhibit
                 2.1 to the Current Report on Form 8-K, dated December 13,
                 2001).
   2.6      --   Amendment No. 1 and Waiver of Certain Closing Conditions to
                 the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
                 Exhibit 2.2 to the Current Report on Form 8-K, dated
                 December 13, 2001).
   2.7      --   Agreement Relating to the Sale and Purchase of the Entire
                 Issued Share Capital of Toa-UK, dated as of March 28, 2003, between The Toa Reinsurance Company, Limited, Castlewood
                 Holdings and Shinsei (incorporated by reference to Exhibit
                 2.1 to the Current Report on Form 8-K, dated April 11,
                 2003).
   3.1      --   Articles of Incorporation of the Company, as amended on June
                 10, 1998 (incorporated by reference to Exhibit 3.1 to the
                 Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      --   Bylaws of the Company, as amended on May 20, 1999
                 (incorporated by reference to Exhibit 3.2 to the Quarterly
                 Report on Form 10-Q, dated August 6, 1999).
   4.1      --   Rights Agreement between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent, dated as of
                 January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
                 dated March 27, 1997).
   4.2      --   Amendment Agreement, dated as of October 20, 1998, to the
                 Rights Agreement, dated as of January 20, 1997, between the
                 Company and American Stock Transfer & Trust Company
                 (incorporated by reference to Exhibit 10.2 to the Current
                 Report on Form 8-K dated October 20, 1998).
  31.1      --   Certification of Chief Executive Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
  31.2      --   Certification of Chief Financial Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
  32.1      --   Certification of Chief Executive Officer Pursuant to 18
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002.

REFERENCE
 NUMBER                            DESCRIPTION OF EXHIBITS
---------                          -----------------------
  32.2      --   Certification of Chief Financial Officer Pursuant to 18
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002.
  99.1      --   The Enstar Group, Inc. Private Securities Litigation Reform
                 Act of 1995 Safe Harbor Compliance Statement For
                 Forward-Looking Statements (incorporated by reference to
                 Exhibit 99.1 to the Annual Report on Form 10-K, dated March
                 31, 2003).

     (b) Reports on Form 8-K

     On July 3, 2003 the Company filed a Current Report on Form 8-K pursuant to
Item 2 -- Acquisition or Disposition of Assets.

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

Date: November 14, 2003