Form 10-K
period 2003-12-31
ENSTAR GROUP INC
filed 2004-03-15
CIK 55820

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                              OR
      ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2003, was $140,053,276 (based on the closing price on such date of the Registrant's Common Stock on The Nasdaq National Market).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at March 15, 2004 was 5,465,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1.    Business....................................................     1
 2.    Properties..................................................     5
 3.    Legal Proceedings...........................................     5
 4.    Submission of Matters to a Vote of Security Holders.........     5
                                 PART II
 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................     5
 6.    Selected Financial Data.....................................     6
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     7
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................    17
 8.    Financial Statements and Supplementary Data.................    17
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................    44
 9A.   Controls and Procedures.....................................    44
                                PART III
 10.   Directors and Executive Officers of the Registrant..........    44
 11.   Executive Compensation......................................    44
 12.   Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters..................    45
 13.   Certain Relationships and Related Transactions..............    45
 14.   Principal Accountant Fees and Services......................    45
                                 PART IV
 15.   Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................    45

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Enstar Group, Inc. (the "Company") is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet certain acquisition criteria. See "-- Strategy for Business Acquisitions." Through the operations of its partially owned equity affiliates, Castlewood Holdings Limited ("Castlewood Holdings") and B.H. Acquisition Limited ("B.H. Acquisition"), and their subsidiaries, the Company has acquired and manages property and casualty insurance and reinsurance companies. The management of such companies includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry, see "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to this Form 10-K. For business segment information, see Note 9 of the Notes to Consolidated Financial Statements.

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

     In November 2001, the Company, together with Trident and the shareholders and senior management (the "Castlewood Principals") of Castlewood, completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly-formed Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

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

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Subsequent to the acquisition, Toa-UK's name was changed to Hillcot Re Limited. Castlewood Holdings' share of the transaction was funded from cash on hand. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining 49.9% interest reflected as minority interest. J. Christopher Flowers ("Mr. Flowers"), a member of the Company's board of directors and the Company's largest shareholder, is a director of Shinsei.

RECENT DEVELOPMENTS

     In January 2003, the Company announced a $10 million commitment to JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities are controlled by JCF Associates I LLC, the managing member of which is Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. Approximately $3 million of the Company's commitment was funded in January 2003 from cash on hand. In June 2003, the Company increased its commitment to $15.3 million, resulting in the Company holding a 60% interest in the JCF CFN Entities. In addition, in June, 2003 Castlewood Holdings became a member of the JCF CFN Entities and made a $10.2 million commitment, in exchange for a 40% interest. Both the Company and Castlewood Holdings have fully funded their commitments to the JCF CFN Entities.

     In June 2003, the JCF CFN Entities invested in Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, "Green Tree"), together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. The JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance Corp. ("Conseco Finance") for approximately $630 million in cash plus certain assumed liabilities. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. The JCF CFN Entities also invested in FPS DIP LLC, a second limited liability company formed by the members of Green Tree to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The JCF CFN Entities account for these investments under the equity method of accounting.

     In 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as amended by FIN 46R issued in December 2003. FIN 46 requires consolidation by a business enterprise of variable interest entities ("VIE") if the enterprise is determined to be the primary beneficiary. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying consolidated financial statements, with Castlewood Holdings' 40% interest reflected as minority interest. See "-- Subsidiaries." Because the JCF CFN Entities are consolidated, Green Tree is treated as a partially owned equity affiliate of the Company.

     In March 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, signed a definitive agreement for the sale of their entire interests in Green Tree for cash to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC., or its assigns. In exchange for their entire interest, the JCF CFN Entities will receive approximately $40 million in cash. Of this amount, the Company will receive approximately $24 million and Castlewood Holdings will receive approximately $16 million. A partial distribution of approximately $6.2 million has been received by the JCF CFN Entities. This and any additional distributions which may be made by Green Tree prior to closing of the sale will reduce the amount to be received at closing. The sale is expected to close in the third quarter of 2004. The Company anticipates a realized gain on the sale. Enstar owns a one-third economic interest in Castlewood Holdings and 50% of its voting stock. The Company and Castlewood Holdings expect to receive approximately $3.7 million and approximately $2.5 million, respectively, as their proportionate shares of the $6.2 million partial distribution.

OTHER ACTIVITIES

     In November 1998, the Company purchased membership units of B-Line LLC ("B-Line") for $965,000 including $15,000 in expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. In December 2003, the Company sold its membership units in B-Line for approximately $7.8 million in cash, resulting in a gain of approximately $3.3 million.

     In November 2002, the Company received a commitment fee of approximately $208,000 in connection with a standby purchase commitment entered into by the Company through a newly-formed Canadian limited partnership with J.C. Flowers I LP, Shinsei and Fitzwilliam. The Company's share of the commitment, in the amount of approximately $10 million, was for the purchase of ordinary shares of Zurich Financial Services ("Zurich"), a Swiss company engaged in providing insurance-based financial services, to be issued in connection with a rights offering by Zurich to its existing shareholders. The commitment was never required to be executed and no funds were contributed by the Company. J.C. Flowers I LP is a private investment fund, indirectly controlled by Mr. Flowers. Mr. Flowers is a member of the Company's board of directors and the Company's largest shareholder.

ORGANIZATIONAL STRUCTURE

     The Company's executive offices are located at 401 Madison Avenue, Montgomery, Alabama 36104, and its telephone number is (334) 834-5483. The Company has six employees whose principal duties currently include managing the assets of the Company, seeking and evaluating potential acquisition candidates, fulfilling reporting requirements associated with being a publicly traded company, and handling various other accounting and tax matters. The Company is a Georgia corporation and successor by a 1996 merger to a Delaware corporation of the same name.

SUBSIDIARIES

     At December 31, 2003, the Company had one wholly-owned subsidiary, Enstar Financial Services, Inc., a Florida corporation, which currently is inactive. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest for Castlewood Holdings' 40% interest.

STRATEGY FOR BUSINESS ACQUISITIONS

     The Company's strategy for making a suitable acquisition is to utilize the considerable experience, knowledge and business contacts of the Company's executive officers and directors. Each of the Company's directors has been asked by management to assist the Company actively in pursuing potential acquisitions. Management follows up on the leads and meets with various prospective targets. This pursuit occupies a significant amount of the time of the Company's senior officers. The Company conducts rigorous financial and legal due diligence with respect to any entity about which it has a strong interest.

     The Company primarily focuses on potential acquisitions in the financial services industry which complement its current operating businesses, investigating acquisition opportunities both within and outside the United States when management believes that such opportunities might be attractive. The Company may pay consideration in the form of cash, securities of the Company or some combination of both. The Company may also borrow money in connection with an acquisition. If debt is involved, the Company's shareholders would be subject to the risks normally associated with leveraged transactions. Depending upon the level of indebtedness, a leveraged transaction could have important consequences to the Company, including the following: (i) if the acquired business is unable to achieve satisfactory operating results, the Company could prove unable to service such indebtedness; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and/or interest on its indebtedness and would not be available for other purposes; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or other acquisitions may be limited; and (iv) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

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

WHERE YOU CAN FIND MORE INFORMATION

     The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") available (free of charge) on or through its Internet website located at http://www.enstargroup.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     The Company does not own any real property. In June 2002, the Company signed a two year lease renewal option on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The Company expects to renew this lease for an additional two year period in June 2004. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,750 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending litigation and no proceeding was terminated during the fourth quarter of 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the quarter ended December 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock (the "Common Stock") is traded on The Nasdaq National Market ("Nasdaq") under the ticker symbol ESGR. Prior to September 30, 2002, the Company's Common Stock was traded in the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 2003 and 2002, as reflected in the Nasdaq and the OTC Bulletin Board Daily Trade and Quote Summary Reports:

                                                             2003            2002
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
First Quarter..........................................  36.94   29.50   24.05   22.15
Second Quarter.........................................  42.40   36.89   24.50   20.50
Third Quarter..........................................  42.00   37.88   28.00   24.00
Fourth Quarter.........................................  47.50   39.25   29.80   26.43

     At March 5, 2004, there were approximately 2,977 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 2003 and is derived in part from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the audited consolidated financial statements, including the related notes thereto.

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before cumulative effect
  of a change in accounting
  principle......................  $   13,226   $   21,526   $    1,574   $    8,305   $    2,137
Cumulative effect of a change in
  accounting principle, net of
  income taxes...................          --          967           --           --           --
                                   ----------   ----------   ----------   ----------   ----------
Net income.......................  $   13,226   $   22,493   $    1,574   $    8,305   $    2,137
                                   ----------   ----------   ----------   ----------   ----------
Income per common share before
  change in accounting
  principle -- basic.............  $     2.42   $     3.94   $      .30   $     1.58   $      .41
                                   ==========   ==========   ==========   ==========   ==========
Cumulative effect of a change in
  accounting principle --basic...          --         0.18           --           --           --
                                   ----------   ----------   ----------   ----------   ----------
Net income per common share --
  basic..........................  $     2.42   $     4.12   $      .30   $     1.58   $      .41
                                   ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic...........   5,465,753    5,465,753    5,277,808    5,265,753    5,265,724
                                   ==========   ==========   ==========   ==========   ==========
Income per common share before
  change in accounting
  principle -- assuming
  dilution.......................  $     2.25   $     3.74   $      .29   $     1.55   $      .40
Cumulative effect of a change in
  accounting
  principle -- assuming
  dilution.......................          --         0.17           --           --           --
                                   ----------   ----------   ----------   ----------   ----------
Net income per common share --
  assuming dilution..............  $     2.25   $     3.91   $      .29   $     1.55   $      .40
                                   ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming
  dilution.......................   5,881,410    5,753,553    5,449,627    5,366,485    5,332,251
                                   ==========   ==========   ==========   ==========   ==========
Balance sheet data:
  Total assets...................  $  152,449   $  128,609   $   99,621   $   93,319   $   69,413
  Total liabilities..............       6,517        8,360        1,964        1,916          819
  Minority interest..............      11,449           --           --           --           --
  Shareholders' equity...........     134,483      120,249       97,657       91,403       68,594

     The following tables set forth selected financial information of B.H. Acquisition, Castlewood Holdings, and Green Tree for each year since inception.

     B.H. Acquisition:

                                                  YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
                                           2003       2002       2001       2000
                                         --------   --------   --------   --------
                                                  (DOLLARS IN THOUSANDS)
Income before cumulative effect of a
  change in accounting principle.......        --   $ 22,398         --         --
Net income.............................  $    888     25,367   $  4,798   $ 19,123
Total assets...........................   120,474    125,428    136,085    162,607
Total liabilities......................    82,167     88,009    114,033    126,230
Total equity...........................    38,307     37,419     22,052     36,377

     Castlewood Holdings:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2003       2002       2001
                                                   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Net income (loss)................................  $ 30,592   $ 60,619   $   (407)
Total assets.....................................   632,347    514,597    527,845
Total liabilities................................   456,436    347,124    464,149
Minority interest................................    28,295         --         --
Total equity.....................................   147,616    167,473     63,696

     Green Tree:

                                                                    YEAR ENDED
                                                                DECEMBER 31, 2003
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Net income..................................................        $   96,318
Total assets................................................         1,020,514
Total liabilities...........................................           399,457
Total equity................................................           621,057

     Net income for B.H. Acquisition for the year 2000 is reported for the period from April 3, 2000 (date of incorporation) to December 31, 2000. Net income for Castlewood Holdings for the year 2001 is reported for the period August 16, 2001 (date of incorporation) to December 31, 2001. Net income for Green Tree for the year 2003 is reported from the date of inception to December 31, 2003. The 2002 accounting change for B.H. Acquisition relates to the adoption of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment and on an interim basis if certain impairment indicators are present.

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

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," as amended by FIN 46R issued in December 2003, which requires consolidation by a business enterprise of variable interest entities ("VIE") if the enterprise is determined to be the primary beneficiary. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying consolidated financial statements, with Castlewood Holdings' 40% interest reflected as minority interest.

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

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at December 31, 2003, is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     Loss and Loss Adjustment Expenses -- Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, Castlewood Holdings' and B.H. Acquisition's liability for unpaid losses and loss expenses is based largely upon estimates. Castlewood Holdings' and B.H. Acquisition's management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for losses incurred but not reported. Such reserves are estimated by management based upon reports received from ceding companies, supplemented by Castlewood Holdings' and B.H. Acquisition's own estimates of reserves for which ceding company reports have not been received and independent actuarial estimates of ultimate unpaid losses. These estimates are continually reviewed and Castlewood Holdings' and B.H. Acquisition's ultimate liability may be significantly greater than or less than the amount estimated, with any adjustments in such estimates being reflected in the periods in which they become known.

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

RECENT DEVELOPMENTS

     In January 2003, the Company announced a $10 million commitment to JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities are controlled by JCF Associates I LLC, the managing member of which is
J. Christopher Flowers ("Mr. Flowers"), a member of the Company's board of directors and the Company's largest shareholder. Approximately $3 million of the Company's commitment was funded in January 2003 from cash on hand. In June 2003, the Company increased its commitment to $15.3 million, resulting in the Company holding a 60% interest in the JCF CFN Entities. In addition, in June, 2003 Castlewood Holdings became a member of the JCF CFN Entities and made a $10.2 million commitment, in exchange for a 40% interest. Both the Company and Castlewood Holdings have fully funded their commitments to the JCF CFN Entities.

     In June 2003, the JCF CFN Entities invested in Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, "Green Tree"), together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. The JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance Corp. ("Conseco Finance") for approximately $630 million in cash plus certain assumed liabilities. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. The JCF CFN Entities also invested in FPS DIP LLC, a second limited liability company formed by the members of Green Tree to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The JCF CFN Entities account for these investments under the equity method of accounting.

     In March 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, signed a definitive agreement for the sale of their entire interests in Green Tree for cash to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, or its assigns. In exchange for their entire interest, the JCF CFN Entities will receive approximately $40 million in cash. Of this amount, the Company will receive approximately $24 million and Castlewood Holdings will receive approximately $16 million. A partial distribution of approximately $6.2 million has been received by the JCF CFN Entities. This and any additional distributions which may be made by Green Tree prior to closing of the sale will reduce the amount to be received at closing. The sale is expected to close in the third quarter of 2004. The Company anticipates a realized gain on the sale. Enstar owns a one-third economic interest in Castlewood Holdings and 50% of its voting stock. The Company and Castlewood Holdings expect to receive approximately $3.7 million and approximately $2.5 million, respectively, as their proportionate shares of the $6.2 million partial distribution.

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Subsequent to the acquisition, Toa-UK's name was changed to Hillcot Re Limited. Castlewood Holdings' share of the transaction was funded from cash on hand. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining 49.9% interest reflected as minority interest. Mr. Flowers is a director of Shinsei.

     In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses. The Company recorded a gain of approximately $3.3 million on the sale.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary uses of liquidity include, but are not limited to, funding normal operating expenses as well as various expenses incurred in connection with the Company's search for one or more suitable acquisitions. In addition, the Company uses cash on hand to fund commitments made in connection with the purchase of its partially owned equity affiliates. The primary sources of the Company's liquidity include the receipt of dividends and distributions from partially owned equity affiliates and proceeds from the sale of one of its partially owned equity affiliates.

     Net cash provided by operating activities increased from approximately $3.0 million in 2002 to approximately $14.6 million in 2003 primarily due to the receipt of approximately $20.8 million in dividends from Castlewood Holdings. This increase was partially offset by lower net income in 2003 resulting primarily from a reduction of approximately $12.8 million in earnings from partially owned equity affiliates. In addition, the Company recorded a gain of approximately $3.3 million on the sale of B-Line. During 2003, the Company paid approximately $5.3 million in income taxes.

     Net cash used in investing activities increased from approximately $21.0 million in 2002 to approximately $24.2 million in 2003 primarily due to the funding of capital contributions to partially owned equity affiliates in 2003 of approximately $31.9 million (including the JCF CFN Entities contribution to Green Tree) compared to approximately $21.0 million in 2002. This increase was partially offset by the receipt of approximately $7.8 million in proceeds from the sale of B-Line. In connection with the acquisition of Toa-UK in 2003, the Company funded its remaining capital commitment to Castlewood Holdings of approximately $7.2 million (which included $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) from cash on hand. Also in 2003, the Company funded its total commitment of approximately $15.3 million from cash on hand in exchange for a 60% interest in each of the JCF CFN Entities. Castlewood Holdings funded its total commitment of approximately

$10.2 million for the remaining 40% interest in the JCF CFN Entities. The JCF CFN Entities in turn invested approximately $24.7 million, net of subsequent distributions, in exchange for a 3.995% interest in Green Tree.

     Net cash provided by financing activities was approximately $10.0 million in 2003. This amount represents Castlewood Holdings' capital contribution of approximately $10.2 million to the JCF CFN Entities net of distributions received of $194,000.

     The Company's assets, aggregating approximately $152.4 million at December 31, 2003, include approximately $55.8 million in cash and cash equivalents and approximately $4.1 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In June 2002, the Company signed a two year lease renewal option on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The Company expects to renew this lease for an additional two year period in June 2004. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,750 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

RESULTS OF OPERATIONS

  2003 Compared to 2002

     Interest income was $821,000 in 2003 compared to approximately $1.5 million in 2002. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased due to a reduction of interest rates earned on the Company's cash, cash equivalents and certificates of deposit.

     Earnings of partially owned equity affiliates were approximately $15.9 million in 2003 compared to $28.6 million in 2002. The Company recorded equity in earnings of $293,000 and approximately $7.4 million from B.H. Acquisition in 2003 and 2002, respectively. The Company's equity in earnings from B-Line was approximately $1.7 million in 2003 compared to $1.0 million in 2002. The Company recorded equity in earnings of approximately $9.6 million in 2003 from Castlewood Holdings compared to $20.2 million in 2002. The Company recorded approximately $4.2 million in earnings from Green Tree for 2003, with approximately $1.1 million reported as a minority interest. In addition, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142 in the first quarter of 2002. The substantial decrease in the Company's equity in earnings from B.H. Acquisition and Castlewood Holdings from 2002 to 2003 is attributable primarily to the annual 2002 re-evaluation of required insurance reserves. For further discussion of the reasons underlying the changes in earnings of partially owned equity affiliates, see "-- Results of Operations -- Partially Owned Equity Affiliates".

     In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses. The Company recorded a gain of approximately $3.3 million on the sale.

     Other income was $484,000 in 2003 compared to $608,000 in 2002. The Company recorded a quarterly investment management fee of $100,000 from Castlewood Holdings in 2003 and 2002. In addition, the Company received commitment fees of $82,000 and $208,000 in 2003 and 2002, respectively, in connection with standby purchase commitments entered into by the Company.

     General and administrative expenses were approximately $3.1 million in 2003 and 2002. Of these amounts, approximately $1.4 million and $1.5 million, including non-cash compensation, related to employee expenses in 2003 and 2002, respectively. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were $950,000 in 2003 and approximately $1.1 million in 2002.

     Income tax expense was approximately $3.0 million and approximately $6.1 million in 2003 and 2002, respectively, including $13,000 recorded as a result of the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company's effective tax rate for 2003 differs from the statutory rate primarily due to changes in the valuation allowance, state income taxes and minority interest. For 2002, the effective tax rate differs from the statutory rate primarily due to the utilization of net operating loss carryforwards ("NOLs").

     Consolidated net income was approximately $13.2 million in 2003 compared to approximately $22.5 million in 2002. The decrease in net income for 2003 compared to 2002 is primarily a result of a decrease in earnings from partially owned equity affiliates of approximately $12.8 million and a decrease in interest income of $678,000, offset by a $3.3 million gain on the sale of B-Line.

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

     Earnings of partially owned equity affiliates were approximately $28.6 million in 2002 compared to $2.1 million in 2001. The Company recorded equity in earnings of $7.4 million and $1.6 million from B.H. Acquisition in 2002 and 2001, respectively. The Company's equity in earnings from B-Line was approximately $1.0 million in 2002 compared to $657,000 in 2001. The Company recorded equity in earnings of approximately $20.2 million in 2002 from Castlewood Holdings compared to losses of $136,000 in 2001. The Company reported its proportionate share of Castlewood Holdings' loss in 2001 for the period November 29, 2001 (the Company's initial date of ownership in Castlewood Holdings) to December 31, 2001. In addition, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142 in the first quarter of 2002. For further discussion of the reasons underlying the changes in earnings of partially owned equity affiliates, see "-- Results of Operations -- Partially Owned Equity Affiliates".

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

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, we have provided the following additional summary information with respect to those companies' results of operations. The following is a discussion and analysis of Castlewood Holdings' results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report.

  Castlewood Holdings

  2003 Compared to 2002

     Castlewood Holdings reported consolidated net earnings of approximately $30.6 million in 2003 compared to approximately $60.6 million in 2002. The decrease in 2003 from 2002 was primarily a result of a substantial decrease in underwriting income.

     Underwriting income for the years ended December 31, 2003 and 2002 was $24.0 and $48.8 million, respectively. The underwriting income earned for both 2003 and 2002 was attributable to the settlement of losses for amounts below carried reserve balances and the re-evaluation of required insurance reserves for loss and loss adjustment expenses in its subsidiaries. This re-evaluation was made based on an independent actuarial review.

     Castlewood Holdings earned consulting fees of approximately $24.7 million and $20.6 million for the years ended December 31, 2003 and 2002, respectively. Castlewood Holdings generates its consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary depending on the success and timing of completion of success-based fee arrangements. Included in these amounts were approximately $1.3 million in consulting fees charged to B.H. Acquisition, a related party, in 2003 and 2002.

     Castlewood Holdings share of equity in earnings of partly-owned companies for the years ended December 31, 2003 and 2002, was $1.6 and $10.1 million, respectively. This amount represents Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition in 2003 and 2002 and JCF CFN in 2003.

     Net investment income, excluding unrealized gains and losses, for the years ended December 31, 2003 and 2002, was $7.1 million and $8.5 million, respectively. Included in net investment income for 2003 and 2002 was interest income earned from cash, cash equivalents, debt securities and mutual funds of $8.9 million and $10.3 million, respectively. In 2003, Castlewood Holdings recognized a realized loss on derivative instruments of $862,000. Castlewood Holdings sold a currency option for 14.6 million British pounds as an economic hedge of Castlewood Holdings' portion of the purchase price of Toa Re. Castlewood Holdings completed the transaction at an exchange rate of 1.6474. The pound weakened to a rate of 1.58 to the U.S. dollar, resulting in Castlewood Holdings recognizing the realized loss.

     Salaries and benefits, which include accrued bonuses, were $15.7 million and $24.2 million for the years ended December 31, 2003 and 2002, respectively. Castlewood Holdings is a service based company and, as such, employee salaries and benefits are its largest cost. Castlewood Holdings has in place a discretionary bonus scheme. Included as part of the salary cost is an accrual relating to this scheme. The decrease in salaries and benefits for 2003 was attributable primarily to a lower bonus accrual recorded as a result of lower income earned for the year ended December 31, 2003.

     General and administrative expenses were $7.0 million and $7.6 million for the years ended December 31, 2003 and 2002. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda, and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings has recorded foreign exchange gains of $2.4 million and $4.9 million for the years ended December 31, 2003 and 2002, respectively. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the year. The resulting exchange gains or losses are included in net income. The foreign exchange gain in 2003 arose primarily as a result of the Company disposing of its British pound available for sale investment portfolio. For 2002, the gain was attributable to the company, at various points in the year, having a surplus British pound position.

     Income taxes of $1.5 million and $518,000 were recorded for the years ended December 31, 2003 and 2002, respectively. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

  2002 Compared to 2001

     Castlewood Holdings reported consolidated net earnings of approximately $60.6 million in 2002 compared to a net loss of $407,000 in 2001. Comparative analysis of 2002 to 2001 would not be meaningful as Castlewood Holdings was formed in November 2001.

  B.H. Acquisition

  2003 Compared to 2002

     B.H. Acquisition reported an underwriting loss of $230,000 for the year ended December 31, 2003 compared to income of $19.8 million for the year ended December 31, 2002. The substantial decrease can be attributable primarily to the 2002 annual re-evaluation required insurance reserves for loss and loss adjustment expenses in one of its subsidiaries. This re-evaluation was made based on an independent actuarial review.

     Net investment income, excluding unrealized gains and losses, for the year ended December 31, 2003 was $1.3 million compared to $2.2 million for the year ended December 31, 2002. Investment income consists primarily of interest income earned from cash, cash equivalents, debt securities and mutual funds. The reduction in net investment income in 2003 was attributable to lower interest rates earned on the cash, cash equivalents and investments held.

     General and administrative expenses were $1.6 million for the year ended December 31, 2003 compared to $3.2 million for the year ended December 31, 2002. General and administrative expenses include professional fees (legal, audit and actuarial) management and consulting expenses and provisions for doubtful accounts. The decrease in general and administrative expenses in 2003 is a result of the positive movement of $1.8 million in the provision for doubtful accounts between this year and that established last year.

     B.H. Acquisition has recorded foreign exchange gains of $927,000 for the year ended December 31, 2003 compared to $1.3 million for the year ended December 31, 2002. Through one of its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income. The gains generated in both years were attributable to the company, at various points in the year, having a surplus Euro position.

     Amortization of the run-off provision was $500,000 and $2.3 million for the years ended December 31, 2003 and 2002, respectively. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. This provision is amortized on a straight-line basis over this period. For the year ended 2003 an additional provision was established of $2.1 million and the expected life of the run-off was extended two years.

     Net earnings for the year ended December 31, 2003 were $888,000 compared to $25.4 million for the year ended December 31, 2002. The decrease in 2003 from 2002 was primarily a result of a substantial decrease in underwriting income and a reduction in net investment income resulting from lower interest rates earned on the cash, cash equivalents and investments held.

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

RELATED PARTY TRANSACTIONS

     In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

     In November 2002, the Company received a commitment fee of approximately $208,000 in connection with a standby purchase commitment entered into by the Company through a newly-formed Canadian limited partnership with J.C. Flowers I LP, Shinsei and Fitzwilliam. The Company's share of the commitment, in the amount of approximately $10 million, was for the purchase of ordinary shares of Zurich, a Swiss company engaged in providing insurance based financial services, to be issued in connection with a rights offering by Zurich to its existing shareholders. The commitment was never required to be executed and no funds were contributed by the Company. The commitment fee has been included in the Company's consolidated statement of income as a component of other income. J.C. Flowers I LP is a private investment fund, indirectly controlled by Mr. Flowers. Mr. Flowers also is a director of Shinsei.

     During 2003, the Company invested approximately $15.3 million in the JCF CFN Entities. Each of the JCF CFN Entities is controlled by JCF Associates I LLC, the managing member of which is Mr. Flowers. See "-- Recent Developments."

     No fees were paid by the Company or will be payable by the Company to J.C. Flowers I LP, JCF Associates I LLC, or Mr. Flowers in connection with the Company's standby purchase commitment to Zurich or the Company's investment in JCF CFN.

     In March 2003, Castlewood Holdings and Shinsei completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. See "-- Recent Developments."

FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" under the federal securities laws. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

     - the success of recently completed acquisitions;

     - our ability to locate suitable acquisition targets to complement the Company's current operating businesses;

     - risks associated with the reinsurance industry, including fluctuations in interests rates and inflation that impact insurance investment returns, changes in the nature of claims, legal developments broadening the scope of insurer's liability;

     - the adequacy of loss reserves;

     - our dependence on key executive officers and directors;

     - changes in laws and regulations governing the insurance industry;

     - fluctuations in foreign exchange rates; and

     - other Risk Factors discussed in Exhibit 99.1 to this Annual Report on Form 10-K.

     We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements reflect information as of the date they are made, and we undertake no obligation to publicly update them in light of new information or future events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. At December 31, 2003, the Company had cash and cash equivalents of approximately $55.8 million in interest bearing accounts (interest at floating rates) and approximately $4.1 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $599,000 per year. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at December 31, 2003 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  The Enstar Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $29,731,799 in Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC's net assets at December 31, 2003, and of $4,235,824 in those companies' net income for the year ended December 31, 2003, are included in the accompanying consolidated financial statements. The financial statements of Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill pursuant to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 12, 2004

                         REPORT OF INDEPENDENT AUDITORS

The Members
Green Tree Investment Holdings II, LLC

We have audited the accompanying consolidated balance sheet of Green Tree Investment Holdings II, LLC (the Company) as of December 31, 2003, and the related consolidated statements of operations, members' equity, and cash flows for the period from March 26, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003, and the consolidated results of its operations and its cash flows for the period from March 26, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 13, 2004

                         REPORT OF INDEPENDENT AUDITORS

The Members
Green Tree Investment Holdings III, LLC

We have audited the accompanying consolidated balance sheet of Green Tree Investment Holdings III, LLC (the Company) as of December 31, 2003, and the related consolidated statements of operations, members' equity, and cash flows for the period from May 20, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003, and the consolidated results of its operations and its cash flows for the period from May 20, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 13, 2004

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 55,767   $ 55,375
  Certificates of deposit...................................     4,072      4,021
  Receivable from affiliate.................................       120        526
  Other current assets......................................       152        204
                                                              --------   --------
          Total current assets..............................    60,111     60,126
Partially owned equity affiliates...........................    91,839     67,983
Other assets................................................       499        500
                                                              --------   --------
          Total assets......................................  $152,449   $128,609
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    437   $    418
  Accrued taxes.............................................       625        625
  Income taxes payable......................................     2,562      5,595
                                                              --------   --------
          Total current liabilities.........................     3,624      6,638
Deferred income taxes.......................................     1,766        741
Deferred compensation.......................................       695        561
Other liabilities...........................................       432        420
                                                              --------   --------
          Total liabilities.................................     6,517      8,360
                                                              --------   --------
Commitments and contingencies (Note 4)
Minority interest...........................................    11,449         --
                                                              --------   --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,908,104 shares issued at December 31,
     2003 and 2002, respectively)...........................        59         59
  Additional paid-in capital................................   188,591    188,425
  Deferred compensation of partially owned equity
     affiliate..............................................      (284)      (583)
  Accumulated other comprehensive income from partially
     owned equity affiliates, net...........................       669        126
  Accumulated deficit.......................................   (48,742)   (61,968)
  Treasury stock, at cost (442,351 shares)..................    (5,810)    (5,810)
                                                              --------   --------
          Total shareholders' equity........................   134,483    120,249
                                                              --------   --------
          Total liabilities and shareholders' equity........  $152,449   $128,609
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
Interest income..........................................  $      821   $    1,499   $    3,258
Earnings of partially owned equity affiliates............      15,860       28,621        2,105
Gain on sale of B-Line...................................       3,256           --           --
Other income.............................................         484          608           --
General and administrative expenses......................      (3,105)      (3,130)      (3,490)
                                                           ----------   ----------   ----------
Income before income taxes, minority interest and
  cumulative effect of a change in accounting
  principle..............................................      17,316       27,598        1,873
Income taxes.............................................      (2,987)      (6,072)        (299)
                                                           ----------   ----------   ----------
Income before minority interest and cumulative effect of
  a change in accounting principle.......................      14,329       21,526        1,574
Minority interest........................................      (1,103)          --           --
                                                           ----------   ----------   ----------
Income before cumulative effect of a change in accounting
  principle..............................................      13,226       21,526        1,574
Cumulative effect of a change in accounting principle,
  net of income taxes of $13.............................          --          967           --
                                                           ----------   ----------   ----------
Net income...............................................  $   13,226   $   22,493   $    1,574
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- basic.............   5,465,753    5,465,753    5,277,808
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution...............................................   5,881,410    5,753,553    5,449,627
                                                           ==========   ==========   ==========
Income per common share before change in accounting
  principle -- basic.....................................  $     2.42   $     3.94   $      .30
Cumulative effect of a change in accounting principle,
  net of income taxes -- basic...........................          --          .18           --
                                                           ----------   ----------   ----------
Net income per common share -- basic.....................  $     2.42   $     4.12   $      .30
                                                           ==========   ==========   ==========
Income per common share before change in accounting
  principle -- assuming dilution.........................  $     2.25   $     3.74   $      .29
Cumulative effect of a change in accounting principle,
  net of income taxes -- assuming dilution...............          --          .17           --
                                                           ----------   ----------   ----------
Net income per common share -- assuming dilution.........  $     2.25   $     3.91   $      .29
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003      2002      2001
                                                              -------   -------   ------
Net income..................................................  $13,226   $22,493   $1,574
Other comprehensive income (loss) of partially owned equity
  affiliates:
  Unrealized holding gains (losses) on investments, net of
     income tax expense (benefit) of $(364), $15 and $0.....     (586)      353     (150)
  Reclassification adjustment for (gains) losses included in
     net income, net of income taxes of $548, $0 and $0.....      882      (178)
  Unrealized gain on hedge assets, net of income taxes of
     $41....................................................       66
  Currency translation adjustment, net of income taxes of
     $112, $63 and $0.......................................      181        83       18
                                                              -------   -------   ------
Other comprehensive income (loss)...........................      543       258     (132)
                                                              -------   -------   ------
Comprehensive income........................................  $13,769   $22,751   $1,442
                                                              =======   =======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                          ACCUMULATED
                                                                             OTHER
                                                            DEFERRED     COMPREHENSIVE
                                                          COMPENSATION   INCOME (LOSS)
                                             ADDITIONAL   OF PARTIALLY   OF PARTIALLY
                                    COMMON    PAID-IN     OWNED EQUITY   OWNED EQUITY    ACCUMULATED   TREASURY
                                    STOCK     CAPITAL      AFFILIATES     AFFILIATES       DEFICIT      STOCK      TOTAL
                                    ------   ----------   ------------   -------------   -----------   --------   --------
Balance at January 1, 2001........   $57      $183,191                                    $(86,035)    $(5,810)   $ 91,403
  Net income......................                                                           1,574                   1,574
  Unrealized holding losses on
    investments...................                                           $(150)                                   (150)
  Currency translation
    adjustment....................                                              18                                      18
  Common stock issued.............     2         4,578                                                               4,580
  Issuance of officers' stock
    options.......................                 232                                                                 232
                                     ---      --------                       -----        --------     -------    --------
Balance at December 31, 2001......    59       188,001                        (132)        (84,461)     (5,810)     97,657
  Net income......................                                                          22,493                  22,493
  Deferred compensation...........                           $(583)                                                   (583)
  Unrealized holding gains on
    investments...................                                             353                                     353
  Reclassification adjustment for
    gains included in net
    income........................                                            (178)                                   (178)
  Currency translation
    adjustment....................                                              83                                      83
  Issuance of officers' stock
    options.......................                 424                                                                 424
                                     ---      --------       -----           -----        --------     -------    --------
Balance at December 31, 2002......    59       188,425        (583)            126         (61,968)     (5,810)    120,249
  Net income......................                                                          13,226                  13,226
  Deferred compensation...........                             299                                                     299
  Unrealized holding losses on
    investments...................                                            (586)                                   (586)
  Reclassification adjustment for
    losses included in net
    income........................                                             882                                     882
  Unrealized gain on hedge
    assets........................                                              66                                      66
  Currency translation
    adjustment....................                                             181                                     181
  Issuance of officers' stock
    options.......................                 166                                                                 166
                                     ---      --------       -----           -----        --------     -------    --------
Balance at December 31, 2003......   $59      $188,591       $(284)          $ 669        $(48,742)    $(5,810)   $134,483
                                     ===      ========       =====           =====        ========     =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 13,226   $ 22,493   $  1,574
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Earnings of partially owned equity affiliates, net of
       dividends received...................................     5,066    (25,321)     4,206
     Minority interest in earnings of JCF CFN...............     1,103         --         --
     Gain on sale of B-Line.................................    (3,256)        --         --
     Cumulative effect of a change in accounting principle
       from partially owned equity affiliate, net of income
       taxes................................................        --       (967)        --
     Noncash compensation expense...........................       166        424      1,087
     Deferred income taxes..................................       688        512        (87)
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................    (3,014)     5,683         11
     Other, net.............................................       605        215       (172)
                                                              --------   --------   --------
       Net cash provided by operating activities............    14,584      3,039      6,619
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of B-Line..............................     7,766         --         --
  Capital contribution to Castlewood Holdings Limited.......    (7,169)   (21,000)        --
  Investment in Castlewood Holdings Limited.................        --         --    (12,037)
  Investment of JCF CFN in Green Tree.......................   (24,744)        --         --
  Purchase of certificates of deposit.......................   (10,213)    (8,020)    (7,914)
  Maturities of certificates of deposit.....................    10,162      7,990      7,721
                                                              --------   --------   --------
       Net cash used in investing activities................   (24,198)   (21,030)   (12,230)
                                                              --------   --------   --------
Cash flows from financing activities:
  Minority interest's capital contribution in JCF CFN,
     net....................................................    10,006         --         --
  Common stock issued.......................................        --         --      3,725
                                                              --------   --------   --------
       Net cash provided by financing activities............    10,006         --      3,725
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............       392    (17,991)    (1,886)
Cash and cash equivalents at the beginning of the year......    55,375     73,366     75,252
                                                              --------   --------   --------
Cash and cash equivalents at the end of the year............  $ 55,767   $ 55,375   $ 73,366
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $  5,332   $     21   $    534
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS

     The Enstar Group, Inc. and Subsidiaries, (the "Company"), is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet its acquisition criteria.

     The Company, through the operations of its partially owned equity affiliates, Castlewood Holdings Limited ("Castlewood Holdings") and B.H. Acquisition Limited ("B.H. Acquisition"), and their subsidiaries, has acquired and manages books of reinsurance business from the international markets. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts.

     The Company consolidates JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities were formed to serve as a member of Green Tree Investment Holdings LLC ("Green Tree"), which, in turn, was formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. ("Conseco Finance").

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enstar Financial Services, Inc., an inactive company. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest for Castlewood Holdings' 40% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (d) Partially Owned Equity Affiliates -- Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the affiliate's income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the affiliate. The Company would resume application of the equity method once the affiliate becomes profitable and the Company's proportionate share of the affiliate's earnings equals the Company's cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

     (e) Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets, principally 3 to 7 years.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     (f) Financial Instruments -- The Company holds certificates of deposit ("CDs") offered by commercial banks. These certificates had a weighted average maturity of approximately six months at December 31, 2003. The estimated fair value of CDs at December 31, 2003 and 2002, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.

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

     (h) Comprehensive Income -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from its partially owned equity affiliates. This other comprehensive income arose from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value, unrealized gains on hedge assets and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

     (i) Deferred Compensation of Partially Owned Equity Affiliates -- The Company recorded its proportionate share of deferred compensation reported by Castlewood Holdings, one of its partially owned equity affiliates. The deferred compensation arose from stock based compensation awards entered into during 2002 with certain senior employees of Castlewood Holdings.

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

     SFAS 142 requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, any deferred credit related to an excess over cost (negative goodwill) and equity method goodwill. Additionally, adjusted per-share amounts are required to be disclosed for all periods presented. The table below reconciles reported net income and earnings per share amounts to

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
adjusted net income and per share amounts exclusive of amortization expense for the years ended December 31, 2003, 2002 and 2001.

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2003         2002         2001
                                                     ----------   ----------   ----------
Reported net income................................  $   13,226   $   22,493   $    1,574
  Goodwill amortization............................          --           --           75
  Negative goodwill amortization (through B.H.
     Acquisition)..................................          --           --         (262)
                                                     ----------   ----------   ----------
Adjusted net income................................  $   13,226   $   22,493   $    1,387
                                                     ==========   ==========   ==========
Earnings per common share -- basic:
  Reported net income..............................  $     2.42   $     4.12   $      .30
  Goodwill amortization............................          --           --          .01
  Negative goodwill amortization...................          --           --         (.05)
                                                     ----------   ----------   ----------
  Adjusted net income..............................  $     2.42   $     4.12   $      .26
                                                     ==========   ==========   ==========
Earnings per common share -- assuming dilution:
  Reported net income..............................  $     2.25   $     3.91   $      .29
  Goodwill amortization............................          --           --          .01
  Negative goodwill amortization...................          --           --         (.05)
                                                     ----------   ----------   ----------
  Adjusted net income..............................  $     2.25   $     3.91   $      .25
                                                     ==========   ==========   ==========
Weighted average shares outstanding -- basic.......   5,465,753    5,465,753    5,277,808
                                                     ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution.........................................   5,881,410    5,753,553    5,449,627
                                                     ==========   ==========   ==========

     In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Interest Entities," as amended by FIN 46R issued in December 2003, which requires consolidation by a business enterprise of variable interest entities if the enterprise is determined to be the primary beneficiary. This interpretation was effective for new variable interests created or obtained after January 31, 2003 and for periods beginning after June 15, 2003 for variable interests that were acquired before February 1, 2003. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying consolidated financial statements, with Castlewood Holdings' 40% interest reflected as minority interest.

     (k) Revenue Recognition -- Revenue consists of interest income earned from cash, cash equivalents and certificates of deposit and the Company's proportionate share of earnings from partially owned equity affiliates. Interest income is recorded when earned. The Company's proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC ("B-Line"). Prior to the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears. In 2003, the Company recorded the results of operations of B-Line through the date of the sale in December 2003.

     (l) Stock-Based Compensation -- For the three years ended December 31, 2003, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan (the "2001 Directors' Plan") and amended certain provisions of the 1997 Amended Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan was further amended by shareholder approval at the Annual Meeting of Shareholders in May 2003. All of these

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
plans are described more fully in Note 7. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense is being recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, the Company's pro forma net income and net income per share for 2003, 2002 and 2001 would have been as follows:

                                                            2003      2002      2001
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Net income, as reported..................................  $13,226   $22,493   $1,574
Add: Stock-based employee compensation expense included
  in reported net income, net of income taxes............      102       396      217
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of income taxes............................     (361)     (374)    (464)
                                                           -------   -------   ------
Pro forma net income.....................................  $12,967   $22,515   $1,327
                                                           =======   =======   ======
Income per common share:
  Basic -- as reported...................................  $  2.42   $  4.12   $  .30
                                                           =======   =======   ======
  Basic -- pro forma.....................................  $  2.37   $  4.12   $  .25
                                                           =======   =======   ======
  Assuming dilution -- as reported.......................  $  2.25   $  3.91   $  .29
                                                           =======   =======   ======
  Assuming dilution -- pro forma.........................  $  2.20   $  3.91   $  .24
                                                           =======   =======   ======

     The fair values for options granted under the Company's stock option plans were calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              2003    2002    2001
                                                              -----   -----   -----
Risk-free interest rate.....................................   3.88%   4.26%   5.16%
Dividend yield..............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  22.58%  23.29%  24.20%
Expected life, in years.....................................   2.35    2.45    2.76

     Based on these assumptions, the estimated weighted average fair value at the date of grant for options vesting during the years ended December 31, 2003, 2002 and 2001 were $5.14, $4.82 and $4.39, respectively.

     (m) Reclassifications -- Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

     (a) B-Line -- In November 1998, the Company purchased membership units of B-Line for $965,000 including $15,000 in expenses. Based in Seattle, Washington, B-Line provides services to credit card issuers

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses. The Company recorded a gain of approximately $3.3 million on the sale.

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

     (c) Castlewood Holdings Limited -- In November 2001, the Company, together with Trident and the shareholders and senior management (the "Castlewood Principals") of Castlewood, completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in "run-off" (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly incorporated Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

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

     Immediately following the closing of the Castlewood Holdings Transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. The Company's capital contribution to Castlewood Holdings was derived from cash on hand. In August 2002, the Company funded an additional $21 million to Castlewood Holdings, which also was derived from cash on hand. The funds were used, in part, to capitalize Fitzwilliam (SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary of Castlewood Holdings. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.2 million (which includes $6.0 million of the original commitment amount plus an amount increasing annually at 5% on the unfunded portion of the original commitment amount) was funded in March 2003 from

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
cash on hand. The funds were used for the purchase of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based subsidiary of The Toa Reinsurance Company, Limited (described below).

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

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited ("Hudson"), a Bermuda-based subsidiary of Amphion Holdings Inc. for approximately $4.1 million. The acquisition of Hudson has been accounted for by Castlewood Holdings using the purchase method of accounting.

     In March 2003, the Company received a cash dividend of approximately $20.8 million from Castlewood Holdings.

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Castlewood Holdings' share of the transaction was funded from cash on hand. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining 49.9% interest reflected as minority interest. Mr. Flowers is a director of Shinsei.

     (d) Green Tree -- In January 2003, the Company announced a $10 million commitment to the JCF CFN Entities. The JCF CFN Entities are controlled by JCF Associates I LLC, the managing member of which is J. Christopher Flowers ("Mr. Flowers"), a member of the Company's board of directors and the Company's largest shareholder. Approximately $3 million of the Company's commitment was funded in January 2003 from cash on hand. In June 2003, the Company increased its commitment to $15.3 million, resulting in the Company holding a 60% interest in the JCF CFN Entities. In addition, in June, 2003 Castlewood Holdings became a member of the JCF CFN Entities and made a $10.2 million commitment, in exchange for a 40% interest. Both the Company and Castlewood Holdings have fully funded their commitments to the JCF CFN Entities.

     In June 2003, the JCF CFN Entities invested in Green Tree (formerly known as CFN Investment Holdings LLC), together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. The JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance for approximately $630 million in cash plus certain assumed liabilities. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. The JCF CFN Entities also invested in FPS DIP LLC, a second limited liability company formed by the members of Green Tree to provide, together with one of Conseco Finance's existing lenders, up to $125 million of debtor-in-possession financing to Conseco Finance. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The JCF CFN Entities account for these investments under the equity method of accounting. Because the JCF CFN Entities are

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
consolidated, Green Tree is treated as a partially owned equity affiliate of the Company.

     (e) Summarized Financial Information -- In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003. Summarized financial information for B-Line is presented as of December 2002, for the years ended December 31, 2002 and 2001, and from January 1, 2003 through December 23, 2003 (date of sale). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their audited financial statements. Prior to the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears. In 2003, the Company recorded the results of operations of B-Line through the date of the sale. The summarized information presented below for B-Line has been derived from the unaudited quarterly financial statements. The summarized financial information presented below for Green Tree is derived from its 2003 audited financial statements.

                                                             DECEMBER 31, 2003
                                            ---------------------------------------------------
                                               B.H.       CASTLEWOOD                  COMBINED
                                            ACQUISITION    HOLDINGS     GREEN TREE     TOTAL
                                            -----------   -----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Total assets..............................   $120,474      $632,347     $1,020,514   $1,773,335
Total liabilities.........................     82,167       456,436        399,457      938,060
Minority interest.........................         --        28,295             --       28,295
Total equity..............................     38,307       147,616        621,057      806,980

                                                              DECEMBER 31, 2002
                                                ---------------------------------------------
                                                             B.H.       CASTLEWOOD   COMBINED
                                                B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                                -------   -----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Total assets..................................  $58,036    $125,428      $514,597    $698,061
Total liabilities.............................   30,771      88,009       347,124     465,904
Total equity..................................   27,265      37,419       167,473     232,157

                                                     YEAR ENDED DECEMBER 31, 2003
                                      ----------------------------------------------------------
                                                   B.H.       CASTLEWOOD
                                      B-LINE    ACQUISITION    HOLDINGS    GREEN TREE    TOTAL
                                      -------   -----------   ----------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Revenue/underwriting income
  (loss)............................  $67,958      $(230)      $48,790      $244,758    $361,276
Operating income (loss).............   20,215        (47)       33,208       100,699     154,075
Net income..........................   20,215        888        30,592        96,318     148,013

                                                        YEAR ENDED DECEMBER 31, 2002
                                                ---------------------------------------------
                                                             B.H.       CASTLEWOOD   COMBINED
                                                B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                                -------   -----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Revenue/underwriting income...................  $31,105     $19,824      $69,385     $120,314
Operating income..............................   12,274      21,066       46,128       79,468
Net income....................................   12,274      25,367       60,619       98,260

                                                         YEAR ENDED DECEMBER 31, 2001
                                                 ---------------------------------------------
                                                              B.H.       CASTLEWOOD   COMBINED
                                                 B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                                 -------   -----------   ----------   --------
                                                            (DOLLARS IN THOUSANDS)
Revenue/underwriting income (loss).............  $18,741     $(2,402)     $ 1,073     $17,412
Operating income...............................    7,900       2,493          (56)     10,337
Net income.....................................    7,975       4,798         (407)     12,366

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     The results of B.H. Acquisition, Castlewood Holdings and Green Tree are presented from their respective dates of ownership. The acquisitions of River Thames, Overseas Reinsurance, Hudson and Hillcot by Castlewood Holdings are recorded as purchases in accordance with SFAS 141, "Business Combinations."

     The Company's consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $22.7 million and approximately $28.8 million at December 31, 2003 and 2002, respectively.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

     In June 2002, the Company signed a two year lease renewal option on an office building which serves as the corporate headquarters. The Company expects to renew this lease for an additional two year period in June 2004. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,750 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

NOTE 5:  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                               2003     2002    2001
                                                              ------   ------   ----
                                                              (DOLLARS IN THOUSANDS)
Current tax expense.........................................  $2,299   $5,573   $386
Deferred taxes..............................................     688      512    (87)
                                                              ------   ------   ----
                                                              $2,987   $6,085   $299
                                                              ======   ======   ====

     The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

                                                             2003      2002      2001
                                                            -------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
Federal income taxes at statutory rate....................  $ 5,887   $ 9,716   $   637
State income taxes, net of federal benefit................      291        16       132
Minority interest.........................................     (375)       --        --
Expiration of tax credit carryforwards....................       --        --     1,045
Noncash compensation expense..............................       --        --       370
Change in valuation allowance.............................   (2,818)   (3,649)   (1,877)
Other.....................................................        2         2        (8)
                                                            -------   -------   -------
                                                            $ 2,987   $ 6,085   $   299
                                                            =======   =======   =======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company's deferred taxes at December 31, 2003 and 2002:

                                                                  2003         2002
                                                               ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Deferred income tax assets:
  Alternative minimum tax credit carryforwards..............    $ 4,055      $ 5,376
  Losses of partially owned equity affiliates...............      6,227        5,785
  Other.....................................................      1,408        1,361
                                                                -------      -------
  Deferred tax assets.......................................     11,690       12,522
  Valuation allowance.......................................     (7,173)      (9,991)
                                                                -------      -------
                                                                  4,517        2,531
Deferred income tax liabilities:
  Undistributed earnings of partially owned equity
     affiliates.............................................     (5,868)      (3,194)
  Other.....................................................       (415)         (78)
                                                                -------      -------
                                                                 (6,283)      (3,272)
                                                                -------      -------
          Net deferred tax liabilities......................    $ 1,766      $   741
                                                                =======      =======

     The company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries and tax credits for the years 2003 and 2002, respectively. During 2003, 2002 and 2001, the Company decreased the valuation allowance by approximately $2.8 million, $3.6 million and $1.9 million, respectively to approximately $7.2 million, $10.0 million and $13.6 million, respectively, to reflect the utilization of credits.

NOTE 6:  SHAREHOLDERS' EQUITY

     (a) Share Purchase Rights Plan -- In January 1997, the Board of Directors of the Company adopted a Share Purchase Rights Plan (the "Rights Plan"). The Rights Plan entitles shareholders to purchase one share of common stock for each outstanding share of common stock of the Company (a "Right"). Until the occurrence of a "Distribution Triggering Event" as described below, all future issuances of common stock by the Company will also carry the Rights. The Rights will have no dividend or voting rights and will expire on the tenth anniversary of their issuance unless exercised or redeemed prior to that time.

     Rights may not be exercised and are not detached from the common stock until ten days after the occurrence of a Distribution Triggering Event. The exercise price of the Rights is fixed at $40. The Rights generally are redeemable by the Board of Directors of the Company at a nominal price of $.01 per Right at any time prior to the time that they are detached from the common stock and separate certificates evidencing the Rights are delivered. As of December 31, 2003, no Rights were exercised.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     (b) Treasury Stock -- In April 1998, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. The Company repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan. Through this plan and a similar plan completed in the first quarter of 1998, the Company has repurchased a total of 442,351 shares for approximately $5.8 million as of December 31, 2003.

     (c) Deferred Compensation of Partially Owned Equity Affiliates -- The Company recorded its proportionate share of deferred compensation reported by Castlewood Holdings, one of its partially owned equity affiliates. The deferred compensation arose from stock based compensation awards entered into during 2002 with certain senior employees of Castlewood Holdings.

NOTE 7:  STOCK COMPENSATION

     (a) Deferred Compensation and Stock Plan for Non-Employee Directors -- In September 1997, the Company adopted a Deferred Compensation and Stock Plan for Non-Employee Directors. The purposes of this plan are to enable the Company to attract and retain qualified persons to serve as non-employee directors, to solidify the common interests of its non-employee directors and shareholders by enhancing the equity interest of non-employee directors in the Company, and to encourage the highest level of non-employee director performance by providing such non-employee directors with a proprietary interest in the Company's performance and progress by permitting non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units. Approximately $695,000 and $561,000 in stock compensation have been deferred under this plan as of December 31, 2003, and 2002, respectively.

     (b) Long-Term Incentive Program -- In January 1997, the Company adopted a long-term incentive program made up of three stock option/incentive plans. Under the program, the Company established the 1997 Amended CEO Stock Option Plan (the "CEO Plan"), the 1997 Amended Outside Directors' Stock Option Plan (the "1997 Directors' Plan"), and the Incentive Plan. In May 2001, the Company adopted the 2001 Directors' Plan and amended certain provisions of the Incentive Plan. (Note
2).

     Under the CEO Plan, Nimrod T. Frazer, the Company's Chief Executive Officer and Chairman, was granted options for 150,000 shares of common stock with an exercise price of $10.50 in 1997. The options granted under the CEO Plan vested in four equal installments of 37,500 options through January 1, 2000, and expire in January 2007.

     Under the 1997 Directors' Plan, each of the Company's four outside directors was granted options for 25,000 shares of common stock in 1997. The options have an exercise price of $10.8125 and vested in five equal installments of 5,000 options through January 1, 2001. The options granted under the 1997 Directors' Plan expire in January 2007.

     The Incentive Plan was established for the benefit of key employees and directors which provides generally for stock appreciation awards, incentive stock options and nonqualified stock options. In March 2000, John J. Oros, the Company's President and Chief Operating Officer, was granted options for 100,000 shares of common stock with an exercise price of $12.75. These options vested in three installments: 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003. These options expire in February 2010.

     In connection with the consummation of the River Thames Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $18.00 per share. These options vest on various dates through July 2004 and will expire in June 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2003, 2002 and 2001 of $95,000,

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

$243,000 and $133,000, respectively. The Company will recognize an additional charge to earnings totaling approximately $19,000 in 2004 relating to these options.

     In connection with the consummation of the Castlewood Holdings Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $19.25 per share. These options vest on various dates through July 2004 and will expire in September 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2003, 2002 and 2001 of $71,000, $181,000 and $99,000, respectively. The Company will recognize an additional charge to earnings totaling approximately $14,000 in 2004 relating to these options.

     Under the 2001 Directors' Plan, the Company's then current outside (non-employee) directors were each granted options in June 2001 for 15,000 shares of common stock with an exercise price of $18.90 per share. Options granted to each of the three outside directors under the plan vest in three equal installments of 5,000 shares in each of January 2002, January 2003 and January 2004. The options granted under this plan must be exercised no later than January 2011, or 60 days after the director ceases to be a director of the Company other than by reason of death, mandatory retirement or disability.

     In May 2003, the Company's shareholders approved certain amendments to the Company's Incentive Plan. The amendments increased the total number of shares of common stock available to be granted under the plan from 322,500 to 522,500, and increased the aggregate number of shares of common stock that may be granted to any individual participant from 200,000 to 300,000.

     In August 2003, under the Incentive Plan, the Company granted 60,000 options to Mr. Frazer, 100,000 options to Mr. Oros, and 5,000 options to Gregory
L. Curl, the Company's recently elected director. The options granted to Messrs. Frazer and Oros vest in four equal annual installments starting January 1, 2005. The options granted to Mr. Curl vest on August 19, 2004. All options have an exercise price of $40.00, the closing market price on the date of grant, and expire in August 2013.

     Transactions under the Company's stock option/incentive plans as of and for the three years ended December 31, 2003 are as follows:

                                                           2003       2002       2001
                                                         --------   --------   --------
Under option, January 1................................   595,000    595,000    350,000
Granted................................................   165,000         --    245,000
                                                         --------   --------   --------
Under option, December 31..............................   760,000    595,000    595,000
                                                         ========   ========   ========
Exercisable, December 31...............................   540,000    426,000    343,000
                                                         ========   ========   ========
Available to be granted, December 31...................    57,500     22,500     22,500
                                                         ========   ========   ========
Weighted average exercise prices per share:
  Under option, January 1..............................  $  14.30   $  14.30   $  11.23
  Granted..............................................     40.00         --      18.68
  Under option, December 31............................     19.88      14.30      14.30
  Exercisable, December 31.............................     13.85      12.91      11.94

     Stock options outstanding and exercisable under these plans as of December 31, 2003 were:

                          OUTSTANDING                                    EXERCISABLE
---------------------------------------------------------------  ----------------------------
  RANGES OF                                    WEIGHTED AVERAGE
   EXERCISE     NUMBER OF   WEIGHTED AVERAGE      REMAINING      NUMBER OF   WEIGHTED AVERAGE
    PRICES       OPTIONS     EXERCISE PRICE    CONTRACTUAL LIFE   OPTIONS     EXERCISE PRICE
  ---------     ---------   ----------------   ----------------  ---------   ----------------
   $10 - 20      595,000         $14.30           5.4 years       540,000         $13.85
    20 - 40      165,000          40.00           9.6 years            --           --

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     In addition, the Company entered into agreements with Messrs. Frazer and Oros to sell a total of 100,000 shares (50,000 per individual) of the Company's common stock at $19.25 per share, the closing trading price on September 28, 2001, to Messrs. Frazer and Oros, subject to the consummation of the Castlewood Holdings Transaction on or before December 31, 2001. After the closing of the Castlewood Holdings Transaction in November 2001, the Company received $962,500 each from Messrs. Frazer and Oros in payment of their shares. Since the market price per share of the Company's common stock on the closing date of the transaction exceeded the selling price, the Company recognized a charge to earnings in 2001 of approximately $365,000 relating to these shares.

NOTE 8:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for 2003, 2002 and 2001. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans (Note 7).

                                                        2003         2002         2001
                                                     ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Income before cumulative effect of a change in
  accounting principle.............................  $   13,226   $   21,526   $    1,574
Cumulative effect of a change in accounting
  principle, net of income taxes...................          --          967           --
                                                     ----------   ----------   ----------
Net income.........................................  $   13,226   $   22,493   $    1,574
                                                     ==========   ==========   ==========
Income per common share before change in accounting
  principle -- basic...............................  $     2.42   $     3.94   $      .30
Cumulative effect of a change in accounting
  principle, net of income taxes -- basic..........          --          .18           --
                                                     ----------   ----------   ----------
Net income per common share -- basic...............  $     2.42   $     4.12   $      .30
                                                     ==========   ==========   ==========
Income per common share before change in accounting
  principle -- assuming dilution...................  $     2.25   $     3.74   $      .29
Cumulative effect of a change in accounting
  principle, net of income taxes -- assuming
  dilution.........................................          --          .17           --
                                                     ----------   ----------   ----------
Net income per common share -- assuming dilution...  $     2.25   $     3.91   $      .29
                                                     ==========   ==========   ==========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                        2003         2002         2001
                                                     ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Weighted average shares outstanding -- basic.......   5,465,753    5,465,753    5,277,808
Common share equivalents...........................     415,657      287,800      171,819
                                                     ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution.........................................   5,881,410    5,753,553    5,449,627
                                                     ==========   ==========   ==========

     There were 165,000 antidilutive common stock equivalents for the year ended December 31, 2003. There were no antidilutive common stock equivalents for the years ended December 31, 2002 and 2001.

NOTE 9:  SEGMENT INFORMATION

     The Company separately evaluates the performance of Castlewood Holdings, B.H. Acquisition and B-Line based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities' results of operations. The Company also reviews separate financial results for JCF CFN and Enstar's corporate activity.

     B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. B.H. Acquisition, through its wholly owned subsidiaries, Brittany and CEAI, is principally engaged in the active management of books of reinsurance business from international markets. Castlewood Holdings acquires and manages insurance and reinsurance companies, including companies in "run-off," and provides management, consulting and other services to the insurance and reinsurance industry. The JCF CFN Entities were formed to serve as a member of Green Tree which, in turn, was formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and associated servicing businesses from Conseco Finance.

     The consolidated results of operations for B-Line are reported for all years presented through the date of the sale of the Company's membership units in December 2003. Prior to the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears. In 2003 the Company recorded the results of operations of B-Line through the date of the sale in December 2003 to properly reflect the gain on that sale. The consolidated financial information for B.H. Acquisition is reported for all years presented. The consolidated financial information for Castlewood Holdings is reported from November 29, 2001, the date of acquisition by the Company. The summarized information presented below for B-Line has been derived from unaudited quarterly financial statements. A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003 is as follows:

                                                          DECEMBER 31, 2003
                                      ---------------------------------------------------------
                                                     B.H.       CASTLEWOOD
                                      CORPORATE   ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                                      ---------   -----------   ----------   -------   --------
                                                       (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity
     affiliates.....................                $12,722      $49,385     $29,732   $ 91,839
  Corporate assets..................   $60,610                                           60,610
                                       -------      -------      -------     -------   --------
     Total..........................   $60,610      $12,722      $49,385     $29,732   $152,449
                                       =======      =======      =======     =======   ========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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
                                         =======    ======     =======      =======     ========

                                                 YEAR ENDED DECEMBER 31, 2003
                              -------------------------------------------------------------------
                                                        B.H.       CASTLEWOOD
                              CORPORATE    B-LINE    ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                              ---------   --------   -----------   ----------   -------   -------
                                                    (DOLLARS IN THOUSANDS)
Net underwriting income
  (loss)....................                           $  (230)     $ 24,044
Revenue.....................              $ 67,958                    24,746
Net investment income.......                             1,331         7,072
Interest income.............   $   821
Share of net income of
  partly-owned companies....                                           1,623    $4,236
General and administrative
  expenses..................    (3,105)    (38,890)     (1,648)      (22,654)
Amortization of run-off
  provision.................                               500
Interest expense............                (8,853)
Gain on sale of B-Line......     3,256
Other income................       484                       8
Foreign exchange gain.......                               927         2,362
                               -------    --------     -------      --------    ------
Income (loss) before income
  taxes.....................  1,456...      20,215         888        37,193     4,236
Minority interest...........    (1,103)                               (5,111)
Income taxes................    (2,987)                               (1,490)
                               -------    --------     -------      --------    ------
Net income (loss)...........   $(2,634)   $ 20,215     $   888      $ 30,592    $4,236
                               =======
Company's economic ownership
  %.........................                  8.34%         33%       33 1/3%
                                          --------     -------      --------    ------
                                                                      10,197
Company's portion of
  earnings from JCF CFN.....                                            (552)
                                                                    --------
Earnings of partially owned
  equity affiliates.........              $  1,686     $   293      $  9,645    $4,236    $15,860
                                          ========     =======      ========    ======    =======

     The Company's ownership percentage in the JCF CFN Entities changed from 100% to 60% in June 2003 when Castlewood Holdings became a 40% member. A minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities is reported in the Corporate column.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                     YEAR ENDED DECEMBER 31, 2002
                                       ---------------------------------------------------------
                                                                 B.H.       CASTLEWOOD
                                       CORPORATE    B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                       ---------   --------   -----------   ----------   -------
                                                        (DOLLARS IN THOUSANDS)
Net underwriting income..............                           $19,824      $ 48,758
Revenue..............................              $ 31,105                    20,627
Net investment income................                             2,194         8,527
Interest income......................   $ 1,499
Share of net income of partly-owned
  company............................                                          10,079
General and administrative expenses      (3,130)    (16,383)     (3,202)      (31,784)
Amortization of run-off provision....                             2,250
Interest expense.....................                (2,448)
Other income.........................       608                      27
Foreign exchange gain................                             1,305         4,930
                                        -------    --------     -------      --------
Income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle...............    (1,023)     12,274      22,398        61,137
Income taxes.........................    (6,085)                                 (518)
                                        -------    --------     -------      --------
Income (loss) before cumulative
  effect of a change in accounting
  principle..........................    (7,108)     12,274      22,398        60,619
Cumulative effect of a change in
  accounting principle...............                             2,969
                                        -------    --------     -------      --------
Net income (loss)....................   $(7,108)   $ 12,274     $25,367      $ 60,619
                                        =======
Company's economic ownership %.......                  8.34%         33%       33 1/3%
                                                   --------     -------      --------
Earnings of partially owned equity
  affiliates before cumulative effect
  of a change in accounting
  principle..........................              $  1,024     $ 7,391      $ 20,206    $28,621
Cumulative effect of a change in
  accounting principle...............                               980                      980
                                                   --------     -------      --------    -------
Earnings of partially owned equity
  affiliates.........................              $  1,024     $ 8,371      $ 20,206    $29,601
                                                   ========     =======      ========    =======

     The income tax amount of $6,085,000 included in the corporate segment for the year ended December 31, 2002 includes $13,000 which is netted against the Company's proportionate share of a cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                      YEAR ENDED DECEMBER 31, 2001
                                         -------------------------------------------------------
                                                                  B.H.       CASTLEWOOD
                                         CORPORATE   B-LINE    ACQUISITION    HOLDINGS    TOTAL
                                         ---------   -------   -----------   ----------   ------
                                                         (DOLLARS IN THOUSANDS)
Net underwriting income (loss).........                          $(2,402)     $    90
Revenue................................              $18,741                      983
Net investment income..................                            4,716          990
Interest income........................   $ 3,258
Share of net income of partly-owned
  company..............................                                           389
General and administrative expenses....    (3,490)    (7,498)     (2,919)      (2,119)
Amortization of negative goodwill......                              848
Amortization of run-off provision......                            2,250
Interest expense.......................               (3,343)
Other income...........................                               91
Foreign exchange gain (loss)...........                            2,214         (595)
                                          -------    -------     -------      -------
Income (loss) before income taxes......      (232)     7,900       4,798         (262)
Income taxes...........................      (299)                               (145)
                                          -------    -------     -------      -------
Net income (loss) before extraordinary
  item.................................      (531)     7,900       4,798         (407)
Extraordinary item -- gain on early
  retirement of debt...................                   75
                                          -------    -------     -------      -------
Net income (loss)......................   $  (531)   $ 7,975     $ 4,798      $  (407)
                                          =======
Company's economic ownership %.........                 8.24%         33%      33 1/3%
                                                     -------     -------      -------
Earnings (loss) of partially owned
  equity affiliates....................              $   657     $ 1,584      $  (136)    $2,105
                                                     =======     =======      =======     ======

     The Company's ownership percentage in B-Line has varied between 7.99% and 8.34% from October 1, 2000 to the date of sale in December 2003, the periods reported in the above tables. The Company's ownership percentage for B-Line used in the above table for 2001 represents a weighted average.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 10:  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     A summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 is as follows:

                                                                    QUARTER
                                                      -----------------------------------
                                                      FIRST    SECOND    THIRD    FOURTH
                                                      ------   -------   ------   -------
                                                            (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
YEAR ENDED DECEMBER 31, 2003:
Interest income.....................................  $  237   $   242   $  176   $   166
Earnings of partially owned equity affiliates.......   1,025     3,360    2,520     8,955
Gain on sale of B-Line..............................                                3,256
Other income........................................     100       183      100       101
General and administrative expenses.................    (790)     (823)    (714)     (778)
                                                      ------   -------   ------   -------
Income before income taxes and minority interest....     572     2,962    2,082    11,700
Income taxes........................................    (503)     (740)    (634)   (1,110)
                                                      ------   -------   ------   -------
Income before minority interest.....................      69     2,222    1,448    10,590
Minority interest...................................              (119)    (631)     (353)
                                                      ------   -------   ------   -------
Net income..........................................  $   69   $ 2,103   $  817   $10,237
                                                      ======   =======   ======   =======
Net income per common share -- basic................  $ 0.01   $  0.38   $ 0.15   $  1.88
                                                      ======   =======   ======   =======
Net income per common share -- assuming dilution....  $ 0.01   $  0.36   $ 0.14   $  1.74
                                                      ======   =======   ======   =======
YEAR ENDED DECEMBER 31, 2002:
Interest income.....................................  $  418   $   414   $  382   $   285
Earnings of partially owned equity affiliates.......   1,886    10,592    2,022    14,121
Other income........................................                                  608
General and administrative expenses.................    (728)     (698)    (704)   (1,000)
                                                      ------   -------   ------   -------
Income before income taxes and cumulative effect of
  a change in accounting principle..................   1,576    10,308    1,700    14,014
Income taxes........................................     (38)     (319)     (51)   (5,664)
                                                      ------   -------   ------   -------
Income before cumulative effect of a change in
  accounting principle..............................   1,538     9,989    1,649     8,350
Cumulative effect of a change in accounting
  principle, net of income taxes....................     967        --       --        --
                                                      ------   -------   ------   -------
Net income..........................................  $2,505   $ 9,989   $1,649   $ 8,350
                                                      ======   =======   ======   =======
Income per common share before change in accounting
  principle -- basic................................  $ 0.28   $  1.83   $ 0.30   $  1.53
Cumulative effect of a change in accounting
  principle, net of income taxes -- basic...........    0.18        --       --        --
                                                      ------   -------   ------   -------
Net income per common share -- basic................  $ 0.46   $  1.83   $ 0.30   $  1.53
                                                      ======   =======   ======   =======
Income per common share before change in accounting
  principle -- assuming dilution....................  $ 0.27   $  1.75   $ 0.29   $  1.43
Cumulative effect of a change in accounting
  principle, net of income taxes -- assuming
  dilution..........................................    0.17        --       --        --
                                                      ------   -------   ------   -------
Net income per common share -- assuming dilution....  $ 0.44   $  1.75   $ 0.29   $  1.43
                                                      ======   =======   ======   =======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     The Company recorded a minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities in the second, third and fourth quarters of 2003.

     In the first quarter of 2002, the Company reported income of $967,000, net of income taxes, as its proportionate share of a cumulative effect of a change in accounting principle incurred by B.H. Acquisition associated with the implementation of SFAS 142.

     The Company reported a significant increase in earnings of partially owned equity affiliates in the second and fourth quarters of 2002. In the second quarter of 2002, CEAI, a wholly owned subsidiary of B.H. Acquisition, recorded a reserve reduction based on a re-evaluation of required insurance reserves as conducted by an independent actuarial review. In the fourth quarter of 2002 and 2003 certain insurance subsidiaries of Castlewood Holdings recorded reserve reductions based on re-evaluations of required insurance reserves also conducted by independent actuarial reviews.

     The Company incurred a substantial increase in income taxes in the fourth quarter of 2002 as a result of an increase in earnings from partially owned equity affiliates and insufficient remaining NOLs to offset 2002 income.

NOTE 11:  SUBSEQUENT EVENTS

     In March 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, signed a definitive agreement for the sale of their entire interests in Green Tree for cash to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, or its assigns. In exchange for their entire interest, the JCF CFN Entities will receive approximately $40 million in cash. Of this amount, the Company will receive approximately $24 million and Castlewood Holdings will receive approximately $16 million. A partial distribution of approximately $6.2 million has been received by the JCF CFN Entities. This and any additional distributions which may be made by Green Tree prior to closing of the sale will reduce the amount to be received at closing. The sale is expected to close in the third quarter of 2004. The Company anticipates a realized gain on the sale. Enstar owns a one-third economic interest in Castlewood Holdings and 50% of its voting stock. The Company and Castlewood Holdings expect to receive approximately $3.7 million and approximately $2.5 million, respectively, as their proportionate shares of the $6.2 million partial distribution.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission ("SEC") rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no changes to the Company's internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting subsequent to the date of their evaluation.

     Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant is included under the sections entitled "Election of Directors", "Executive Officers" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement") and such sections are deemed incorporated herein by reference.

CODE OF ETHICS

     In March 2004, the Company adopted a Code of Ethics for Senior Executive and Financial Officers (the "Code of Ethics") that applies to our chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the sections entitled "Employment Agreements", "Executive Compensation", "Stock Option Grants", "Stock Option Exercises", "Election of Directors -- Compensation of Directors", and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement and such sections are deemed incorporated herein by reference.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included under the sections entitled "Common Stock Ownership by Management", "Principal Shareholders" and "Equity Compensation Plan Information" appearing in the Proxy Statement and such sections are deemed incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the sections entitled "Employment Agreements", "Certain Transactions", "Election of Directors -- Compensation of Directors" and "Executive Compensation" appearing in the Proxy Statement and such sections are deemed incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is included under the section entitled "Principal Accountant Fees and Services" appearing in the Proxy Statement and such section is deemed incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

          The following financial statements included in Item 8 of this Annual Report are for the fiscal period ended December 31, 2003 and are incorporated herein by reference.

        Independent Auditors' Reports.
        Consolidated Balance Sheets as of December 31, 2003 and 2002. Consolidated Statements of Income for the years ended December 31, 2003,
         2002 and 2001.
        Consolidated Statements of Comprehensive Income for the years ended
         December 31, 2003, 2002 and 2001.
        Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2003, 2002 and 2001.
        Consolidated Statements of Cash Flows for the years ended December 31,
         2003, 2002 and 2001.
        Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

     The following financial statements of Castlewood Holdings included in this Annual Report are for the fiscal period ended December 31, 2003.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................  F-2
Consolidated Statements of Earnings and Comprehensive Income
  for the years ended December 31, 2003 and 2002 and for the period from August 16, 2001 to December 31, 2001..........  F-3
Statements of Changes in Shareholders' Equity for the years
  ended December 31, 2003 and 2002 and for the period from
  August 16, 2001 to December 31, 2001......................  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003 and 2002 and for the period from August
  16, 2001 to December 31, 2001.............................  F-5
Notes to the Consolidated Financial Statements..............  F-7

     The following financial statements of B.H. Acquisition included in this Annual Report are for the fiscal period ended December 31, 2003.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-21
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................  F-22
Consolidated Statements of Earnings and Retained Earnings
  for the years ended December 31, 2003, 2002 and 2001......  F-23
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................  F-24
Notes to the Consolidated Financial Statements..............  F-25

          3. Exhibits

REFERENCE
NUMBER                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
   2.1      Shareholders Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.1 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.2      Investment Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.2 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.3      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A. and B.H. Acquisition Limited
            (incorporated by reference to Exhibit 2.3 to the Current
            Report on Form 8-K, dated July 18, 2000).
   2.4      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A., Brittany Holdings Limited and
            B.H. Acquisition Limited (incorporated by reference to
            Exhibit 2.4 to the Current Report on Form 8-K, dated July
            18, 2000).
   2.5      Share Purchase and Capital Commitment Agreement, dated as of
            October 1, 2001, between the Company, Castlewood Holdings,
            Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
            Marsh & McLennan Employees' Securities Company, L.P. and the
            other parties thereto (incorporated by reference to Exhibit
            2.1 to the Current Report on Form 8-K, dated December 13,
            2001).
   2.6      Amendment No. 1 and Waiver of Certain Closing Conditions to
            the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
            Exhibit 2.2 to the Current Report on Form 8-K, dated
            December 13, 2001).

REFERENCE
NUMBER                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
   3.1      Articles of Incorporation of the Company, as amended on June
            10, 1998 (incorporated by reference to Exhibit 3.1 to the
            Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      Bylaws of the Company, as amended on May 20, 1999
            (incorporated by reference to Exhibit 3.2 to the Quarterly
            Report on Form 10-Q, dated August 6, 1999).
   4.1      Rights Agreement between the Company and American Stock
            Transfer & Trust Company, as Rights Agent, dated as of
            January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
            dated March 27, 1997).
   4.2      Amendment Agreement, dated as of October 20, 1998, to the
            Rights Agreement, dated as of January 20, 1997, between the
            Company and American Stock Transfer & Trust Company
            (incorporated by reference to Exhibit 10.2 to the Current
            Report on Form 8-K dated October 20, 1998).
  10.1      1997 Amended CEO Stock Option Plan (incorporated by
            reference to Appendix A to the Proxy Statement for the
            Annual Meeting of Shareholders, dated May 23, 1997).
  10.2      1997 Amended Outside Directors' Stock Option Plan
            (incorporated by reference to Appendix B to the Proxy
            Statement for the Annual Meeting of Shareholders, dated May
            23, 1997).
  10.3      1997 Amended Omnibus Incentive Plan (incorporated by
            reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 2001).
  10.4      Amendment to 1997 Amended Omnibus Incentive Plan
            (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders, dated April 22,
            2003).
  10.5      2001 Outside Directors' Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual
            Meeting of Shareholders, dated May 8, 2001).
  10.6      Revolving Credit Note, dated July 31, 1997, made by the
            Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
  10.7      Stock Pledge Agreement between the Company and First Union
            National Bank, dated July 31, 1997 (incorporated by
            reference to Exhibit 10.2 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
  10.8      Deferred Compensation and Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 99.1 to the
            Quarterly Report on Form 10-Q, dated October 30, 1997).
  10.9      Investment Agreement, dated October 20, 1998, between the
            Company and J. Christopher Flowers, together with certain
            exhibits thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 1998).
  10.10     Form of Severance Benefits Agreement between the Company and each of Nimrod T. Frazer, Cheryl D. Davis and Amy M.
            Dunaway, each dated May 21, 1998 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated
            March 29, 1999).
  10.11     Amended and Restated Employment Agreement between the
            Company and John Oros dated March 2, 2000 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated March 22, 2000).
  10.12     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and Nimrod T. Frazer
            (incorporated by reference to Exhibit 10.1 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).

REFERENCE
NUMBER                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
  10.13     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and John Oros
            (incorporated by reference to Exhibit 10.2 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).
  10.14     Limited Liability Company Agreement of JCF CFN LLC, dated as of December 19, 2002, between JCF Associates I, LLC and the
            Company (incorporate by reference to Exhibit 10.13 to the
            Annual Report on Form 10-K, dated March 31, 2003).
  10.15     Agreement Relating to the Sale and Purchase of the Entire
            Issued Share Capital of Toa-UK, dated as of March 27, 2003, between The Toa Reinsurance Company, Limited, Hillcot,
            Castlewood Holdings and Shinsei (incorporated by reference to the Amended Current Report on Form 8-K/A, dated June 12,
            2003).
  10.16     Amendment No. 1, dated as of June 20, 2003, to the Limited
            Liability Company Agreement of JCF CFN LLC, dated as of
            December 19, 2002 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated July 2, 2003).
  10.17     Limited Liability Company Agreement of JCF CFN II, LLC,
            dated as of June 20, 2003, between JCF Associates I, LLC,
            the Company and Castlewood Holdings Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated July 2, 2003).
  14        Code of Ethics.
  21        Subsidiaries of The Enstar Group, Inc. as of March 31, 2004.
  31.1      Certification of Chief Executive Officer pursuant to Rule
            13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
            Act of 1934 as adopted under Section 302 of the
            Sarbanes-Oxley Act of 2002.
  31.2      Certification of Chief Financial Officer pursuant to Rule
            13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
            Act of 1934 as adopted under Section 302 of the
            Sarbanes-Oxley Act of 2002.
  32.1      Certification of Chief Executive Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2      Certification of Chief Financial Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.1      The Enstar Group, Inc. Private Securities Litigation Reform
            Act of 1995 Safe Harbor Compliance Statement For
            Forward-Looking Statements.

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ENSTAR GROUP, INC.

                                          By:     /s/ NIMROD T. FRAZER
                                            ------------------------------------
                                                      Nimrod T. Frazer
                                             Chairman of the Board of Director,
                                                and Chief Executive Officer

March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/ NIMROD T. FRAZER                    Chairman of the Board of          March 15, 2004
  ----------------------------------------------------      Directors and Chief Executive
                    Nimrod T. Frazer                        Officer (Principal Executive
                                                            Officer)

                  /s/ CHERYL D. DAVIS                     Chief Financial Officer, Vice     March 15, 2004
  ----------------------------------------------------      President and Secretary
                    Cheryl D. Davis                         (Principal Financial and
                                                            Accounting Officer)

                    /s/ JOHN J. OROS                      President and Chief Operating     March 15, 2004
  ----------------------------------------------------      Officer
                      John J. Oros

                 /s/ T. WHIT ARMSTRONG                    Director                          March 15, 2004
  ----------------------------------------------------
                   T. Whit Armstrong

                  /s/ GREGORY L. CURL                     Director                          March 15, 2004
  ----------------------------------------------------
                    Gregory L. Curl

                   /s/ T. WAYNE DAVIS                     Director                          March 15, 2004
  ----------------------------------------------------
                     T. Wayne Davis

               /s/ J. CHRISTOPHER FLOWERS                 Director                          March 15, 2004
  ----------------------------------------------------
                 J. Christopher Flowers

                  /s/ JEFFREY S. HALIS                    Director                          March 15, 2004
  ----------------------------------------------------
                    Jeffrey S. Halis

                          CASTLEWOOD HOLDINGS LIMITED

       CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
            AND THE PERIOD FROM AUGUST 16, 2001 TO DECEMBER 31, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
  Castlewood Holdings Limited

We have audited the accompanying consolidated balance sheets of Castlewood Holdings Limited and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of earnings and comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2003 and 2002 and the period from August 16, 2001 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Castlewood Holdings Limited and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the period from August 16, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 3, 2004
March 11, 2004 as to Note 7

                          CASTLEWOOD HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                2003       2002
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents (Note 4)..........................  $127,228   $ 85,916
Investments at fair value (Note 5)..........................   268,417    258,429
Accrued interest............................................       200      1,860
Accounts receivable.........................................     8,459      5,149
Reinsurance balances receivable (Note 6)....................   175,091    122,937
Investment in partly-owned companies (Note 7)...............    28,808     16,838
Goodwill....................................................    21,222     21,222
Other assets................................................     2,922      2,246
                                                              --------   --------
          Total assets......................................  $632,347   $514,597
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses (Note 8)................  $381,531   $284,409
Reinsurance balances payable (Note 9).......................    51,392     39,810
Accounts payable and accrued liabilities (Note 13)..........    18,490     19,575
Income taxes payable........................................     1,109        597
Other liabilities...........................................     3,914      2,733
                                                              --------   --------
          Total liabilities.................................   456,436    347,124
                                                              --------   --------
Minority interest...........................................    28,295         --
                                                              --------   --------
Share capital (Note 10)
Authorized issued and fully paid, par value $1 each
  (Authorized 2003: 99,000,000; 2002: 99,000,000)
  Ordinary voting shares (Issued 2003: 18,153; 2002:
     18,153)................................................        18         18
  Ordinary non-voting redeemable shares (Issued 2003:
     27,511,852; 2002: 40,501,552)..........................    27,512     40,502
Additional paid-in capital (Note 11)........................    82,216     67,878
Deferred compensation.......................................      (852)    (1,748)
Accumulated other comprehensive income......................     1,719        611
Retained earnings...........................................    37,003     60,212
                                                              --------   --------
Total shareholders' equity..................................   147,616    167,473
                                                              --------   --------
Total liabilities and shareholders' equity..................  $632,347   $514,597
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
          AND FOR THE PERIOD FROM AUGUST 16, 2001 TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2003      2002      2001
                                                              -------   -------   ------
Income
  Underwriting income (Note 12).............................  $24,044   $48,758   $   90
  Consulting fees (Note 13).................................   24,746    20,627      983
  Net investment income (Note 5)............................    7,072     8,527      990
                                                              -------   -------   ------
                                                               55,862    77,912    2,063
                                                              -------   -------   ------
Expenses
  Salaries and benefits.....................................   15,661    24,222      690
  General and administrative expenses (Note 18).............    6,993     7,562    1,429
  Foreign exchange (gain) loss..............................   (2,362)   (4,930)     595
                                                              -------   -------   ------
                                                               20,292    26,854    2,714
                                                              -------   -------   ------
Earnings (loss) before income taxes, minority interest and
  share of net earnings of partly-owned companies...........   35,570    51,058     (651)
Income taxes................................................   (1,490)     (518)    (145)
Minority interest...........................................   (5,111)       --       --
Share of net earnings of partly-owned companies (Note 7)....    1,623    10,079      389
                                                              -------   -------   ------
Net earnings (loss).........................................   30,592    60,619     (407)
                                                              -------   -------   ------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on investments arising
     during the period......................................   (4,400)    1,102     (450)
  Unrealized gains on investments of partially-owned equity
     affiliate arising during the year......................      340        --       --
  Reclassification adjustment for net realized losses
     (gains) included in net earnings.......................    4,289      (533)      --
  Currency translation adjustment...........................      879       439       53
                                                              -------   -------   ------
Other comprehensive income (loss):..........................    1,108     1,008     (397)
                                                              -------   -------   ------
Comprehensive income (loss).................................  $31,700   $61,627   $ (804)
                                                              =======   =======   ======

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
          AND FOR THE PERIOD FROM AUGUST 16, 2001 TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                   ACCUMULATED
                                      ADDITIONAL                      OTHER       RETAINED
                            SHARE      PAID-IN       DEFERRED     COMPREHENSIVE   EARNINGS/
                           CAPITAL     CAPITAL     COMPENSATION   INCOME (LOSS)   (DEFICIT)    TOTAL
                           --------   ----------   ------------   -------------   ---------   --------
Subscription for common
  stock..................  $     12    $    --       $    --         $   --       $     --    $     12
Issued for purchase of
  Castlewood Limited.....    39,500         --            --             --             --      39,500
Contribution of
  capital................        --     24,988            --             --             --      24,988
Loss.....................        --         --            --             --           (407)       (407)
Other comprehensive
  loss...................        --         --            --           (397)            --        (397)
                           --------    -------       -------         ------       --------    --------
December 31, 2001........    39,512     24,988            --           (397)          (407)     63,696
Deferred compensation
  granted................     1,008        890        (1,898)            --             --          --
Amortization of deferred
  compensation...........        --         --           150             --             --         150
Contribution of
  capital................        --     42,000            --             --             --      42,000
Net earnings.............        --         --            --             --         60,619      60,619
Other comprehensive
  income.................        --         --            --          1,008             --       1,008
                           --------    -------       -------         ------       --------    --------
December 31, 2002........    40,520     67,878        (1,748)           611         60,212     167,473
Redemption of Class E
  shares.................   (12,990)        --            --             --             --     (12,990)
Amortization of deferred
  compensation...........        --         --           896             --             --         896
Contribution of
  capital................        --     14,338            --             --             --      14,338
Dividend paid............        --         --            --             --        (53,801)    (53,801)
Net earnings.............        --         --            --             --         30,592      30,592
Other comprehensive
  income.................        --         --            --          1,108             --       1,108
                           --------    -------       -------         ------       --------    --------
December 31, 2003........  $ 27,530    $82,216       $  (852)        $1,719       $ 37,003    $147,616
                           ========    =======       =======         ======       ========    ========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
          AND FOR THE PERIOD FROM AUGUST 16, 2001 TO DECEMBER 31, 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2003        2002        2001
                                                             ---------   ---------   --------
Operating activities:
  Net earnings (loss)......................................  $  30,592   $  60,619   $   (407)
  Adjustments to reconcile net earnings (loss) to net cash
     flows provided by operating activities:
     Minority interest.....................................      5,111          --         --
     Share of net earnings of partly-owned companies.......     (1,623)    (10,079)      (389)
     Dividend received from partly-owned companies.........         --       4,500         --
     Depreciation and amortization.........................        375         317         12
     Amortization of deferred compensation.................        896         150         --
     Amortization of bond premiums or discounts............        581       1,421         89
     Net realized losses on sale of debt securities........         98          --         --
                                                             ---------   ---------   --------
                                                                36,030      56,928       (695)
  Changes in assets and liabilities:
     Accrued interest......................................      3,531       1,635      1,199
     Accounts receivable...................................     (2,906)     (1,930)     2,365
     Reinsurance balances receivable.......................     13,030     122,922      2,036
     Other assets..........................................       (167)      2,942        544
     Losses and loss adjustment expenses...................    (31,262)   (170,821)     5,751
     Reinsurance balances payable..........................      9,776       5,008      5,010
     Accounts payable and accrued liabilities..............     (5,560)     16,443     (1,375)
     Due to shareholders...................................         --      (1,581)    (1,954)
     Interest portion of notes payable to shareholders.....         --          65         13
     Income taxes payable..................................        406         235         94
     Other liabilities.....................................        726      (1,021)       (62)
                                                             ---------   ---------   --------
          Net cash flows provided by operating
            activities.....................................     23,604      30,825     12,926
                                                             ---------   ---------   --------
Investing activities:
  Cash acquired on purchase of subsidiaries................     25,734      32,800     54,367
  Cash used for acquisition of subsidiaries................    (46,426)     (4,108)   (16,636)
  Cash used for acquisition of partly-owned company........    (10,200)         --         --
  Return of capital from partly-owned company..............        193          --         --
  Proceeds from sale of debt securities
     available-for-sale....................................    234,565     172,579         --
  Purchase of debt securities available-for-sale...........   (210,151)   (264,692)   (10,266)
  Maturity of debt securities available-for-sale...........     53,042       7,900      7,000
  Purchase of fixed assets.................................       (441)       (496)      (537)
                                                             ---------   ---------   --------
          Net cash flows provided by (used in) investing
            activities.....................................     46,316     (56,017)    33,928
                                                             ---------   ---------   --------

                                                               2003        2002        2001
                                                             ---------   ---------   --------
Financing activities:
  Repayment of notes payable to shareholders...............         --      (3,078)        --
  Proceeds on issuance of common stock.....................         --          --         12
  Contribution of capital..................................     14,338      42,000     24,988
  Repayment of Class E shares..............................    (12,990)         --         --
  Dividend paid............................................    (53,801)         --         --
  Acquisition of shares and contribution to surplus of
     subsidiary by minority interest.......................     23,184          --         --
                                                             ---------   ---------   --------
          Net cash flows (used in) provided by financing
            activities.....................................    (29,269)     38,922     25,000
                                                             ---------   ---------   --------
Translation adjustment.....................................        661         280         52
                                                             ---------   ---------   --------
Net increase in cash and cash equivalents..................     41,312      14,010     71,906
Cash and cash equivalents, beginning of year...............     85,916      71,906         --
                                                             ---------   ---------   --------
Cash and cash equivalents, end of year.....................  $ 127,228   $  85,916   $ 71,906
                                                             =========   =========   ========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS

     Castlewood Holdings Limited ("Castlewood Holdings") was incorporated under the laws of Bermuda on August 16, 2001 and on November 29, 2001 acquired 100% of the common shares of Castlewood Limited ("Castlewood") for consideration of $46,637 in shares, cash and notes payable. Castlewood Holdings did not operate prior to November 29, 2001 (see note 3).

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

  BASIS OF CONSOLIDATION

     The consolidated financial statements include the assets, liabilities and results of operations of the Company for the years ended December 31, 2003 and 2002 and for the period from August 16, 2001 to December 31, 2001. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

  CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash and cash equivalents.

  INVESTMENTS

     Debt securities are classified as available-for-sale securities and are carried at fair value, with unrealized holding gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Mutual funds whose underlying assets consist of investments having maturities of greater than six and less than twelve months when purchased are carried at their fair value.

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

                          CASTLEWOOD HOLDINGS LIMITED

  INVESTMENT IN PARTLY-OWNED COMPANIES

     Investments in partly-owned companies are carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company's share of after-tax earnings or losses and reduced by dividends received.

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

  REINSURANCE

     Reinsurance premiums ceded are accounted for on a pro-rata basis over the terms of the respective reinsurance contracts. Commissions on reinsurance ceded are deferred and amortized over the terms of the contracts of reinsurance to which they relate. Amounts receivable from reinsurers are estimated in a manner consistent with the loss reserve associated with the underlying policy.

  CONSULTING FEE INCOME

     Fixed fee income is recognized on a straight-line basis over the term of the agreement. Fees based on hourly charge rates are recognized as services are provided. Performance fees are recognized upon completion of all the requirements as specified in the agreement.

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

                          CASTLEWOOD HOLDINGS LIMITED

  DERIVATIVE INSTRUMENTS

     The Company accounts for its derivative instruments using FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with movements in fair value reflected in earnings. The Company uses investment derivatives to manage currency exposures and will also enter into such instruments to obtain exposure to a specific transaction. None of these derivatives are designated as hedges, and accordingly, financial options and foreign currency forward contracts entered into during 2003 were carried at fair value, with the corresponding realized and unrealized gains and losses included in net investment income in the consolidated statements of earnings.

  RECLASSIFICATIONS

     Certain balances of the 2002 and 2001 figures have been reclassified to conform to the 2003 presentation.

  GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of the net assets received related to the acquisition of Castlewood by Castlewood Holdings. FAS No. 142 "Goodwill and Other Intangible Assets" requires that the Company perform an initial valuation of its goodwill assets and to update this analysis on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is written down in the period in which the determination is made. An annual impairment valuation has concluded that there is no impairment to the value of the Company's goodwill asset.

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

     The shares vest over a period of 4 years. The Company has charged compensation expense of $896 and $150 relating to these restricted share awards in 2003 and 2002, respectively. Had the Company applied SFAS No. 123 "Accounting for Stock-Based Compensation" in accounting for its restricted share awards, its compensation expense and net earnings would not have changed in 2003 and 2002.

                          CASTLEWOOD HOLDINGS LIMITED

3.  ACQUISITIONS

  CASTLEWOOD

     The acquisition of Castlewood by Castlewood Holdings was accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

     The purchase price and fair value of assets acquired were as follows:

Purchase price:
Castlewood Holdings Class C voting shares...................  $     6
Castlewood Holdings Class E non-voting redeemable shares....   39,494
Notes payable bearing interest at 5%, payable after May 1,
  2002......................................................    3,000
Cash........................................................    1,275
Direct costs of the acquisition.............................    2,862
                                                              -------
Total purchase price........................................   46,637
                                                              -------
Net tangible assets acquired at fair value..................   25,415
                                                              -------
Excess of purchase price over net tangible assets
  (Goodwill)................................................  $21,222
                                                              =======

     The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of Castlewood.

Cash and investments........................................  $10,259
Accounts receivable.........................................    5,358
Other assets................................................    1,996
Investment in partly-owned company..........................   10,868
Accounts payable and accrued liabilities....................   (3,066)
                                                              -------
Net tangible assets acquired at fair value..................  $25,415
                                                              =======

  RIVER THAMES

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

                          CASTLEWOOD HOLDINGS LIMITED

     The purchase price and fair value of assets acquired were as follows:

Purchase price..............................................  $ 15,075
Direct costs of the acquisition.............................       148
                                                              --------
Total purchase price........................................  $ 15,223
                                                              ========
Net tangible assets (liabilities) acquired at fair value:
River Thames................................................  $ 37,753
Overseas Re.................................................   (22,570)
Regis.......................................................        40
                                                              --------
Total net tangible assets acquired at fair value............  $ 15,223
                                                              ========

     The following summarizes the combined estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of River Thames, Overseas Re and Regis.

Cash and investments........................................  $ 216,307
Reinsurance balances receivable.............................    212,944
Losses and loss adjustment expenses.........................   (411,594)
Accounts payable and accrued liabilities....................     (2,434)
                                                              ---------
Net tangible assets acquired at fair value..................  $  15,223
                                                              =========

  HUDSON

     On August 19, 2002, a wholly owned subsidiary of Castlewood Holdings, Kenmare Holdings Limited, completed the acquisition of Hudson Reinsurance Company Limited, a reinsurance company based in Bermuda.

     The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

     The purchase price and fair value of assets acquired were as follows:

Purchase price..............................................  $4,000
Direct costs of the acquisition.............................     108
                                                              ------
Total purchase price........................................  $4,108
                                                              ======
Net tangible assets acquired at fair value..................  $4,108
                                                              ======

     The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of Hudson.

Cash and investments........................................  $ 33,003
Reinsurance balances receivable.............................     7,697
Losses and loss adjustment expenses.........................   (35,513)
Accounts payable and accrued liabilities....................    (1,079)
                                                              --------
Net tangible assets acquired at fair value..................  $  4,108
                                                              ========

                          CASTLEWOOD HOLDINGS LIMITED

  HILLCOT

     On March 31, 2003, a 50.1% owned subsidiary of Castlewood Holdings, Hillcot Holdings Ltd., completed the acquisition of 100% of the outstanding shares of Toa-Re Insurance Company (UK) Limited, a reinsurance company based in London England, for L29,000,000. Castlewood Holdings common shares have 50% of Hillcot's voting rights. Subsequent to the acquisition, the company's name was changed to Hillcot Reinsurance Company Limited. The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record assets and liabilities acquired at their estimated fair value.

     The purchase price and fair value of assets acquired were as follows:

Purchase price..............................................  $45,820
Direct costs of acquisition.................................      606
                                                              -------
Total purchase price........................................  $46,426
                                                              =======
Net tangible assets acquired at fair value..................  $46,426
                                                              =======

     The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of Hillcot.

Cash and investments........................................  $ 113,967
Reinsurance balances receivable.............................     65,184
Losses and loss adjustment expenses.........................   (128,384)
Accounts payable and accrued liabilities....................     (4,341)
                                                              ---------
Net tangible assets acquired at fair value..................  $  46,426
                                                              =========

4.  PLEDGED ASSETS

     Cash and cash equivalents in the amount of $11,208 and $6,558 as of December 31, 2003 and 2002 respectively are pledged as collateral against letters of credit. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

5.  INVESTMENTS

     The amortized cost and estimated fair value of investments in debt securities available-for-sale are as follows:

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                                             AMORTIZED    HOLDING      HOLDING
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
As at December 31, 2003
Corporate debt securities..................  $ 12,577      $   9        $  --       $ 12,586
Mutual funds...............................   255,831         --           --        255,831
                                             --------      -----        -----       --------
                                             $268,408      $   9        $  --       $268,417
                                             ========      =====        =====       ========

                          CASTLEWOOD HOLDINGS LIMITED

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                                             AMORTIZED    HOLDING      HOLDING
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
As at December 31, 2002
Corporate debt securities..................  $ 44,324       $ 63         $(15)      $ 44,372
Foreign government securities..............    21,077         12          (26)        21,063
Mutual funds...............................   192,909         85           --        192,994
                                             --------       ----         ----       --------
                                             $258,310       $160         $(41)      $258,429
                                             ========       ====         ====       ========

     Mutual funds invest in fixed income and money market securities denominated in U.S. dollars, with average target duration of nine months. The mutual funds can be redeemed on a single trading day's notice.

     The amortized cost and estimated fair values of debt securities classified as available-for-sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED    FAIR
                                                                COST       VALUE
                                                              ---------   -------
Due within one year.........................................   $12,577    $12,586
                                                               =======    =======

     Major categories of net investment income are summarized as follows:

                                                               2003     2002     2001
                                                              ------   -------   ----
Interest from debt securities and mutual funds..............  $7,007   $ 7,643   $867
Interest on cash and cash equivalents.......................   1,875     2,705    212
Net realized losses on sales of debt securities.............     (98)       --     --
Net realized loss on derivative instruments.................    (862)       --     --
Amortization of bond premiums or discounts..................    (581)   (1,421)   (89)
Investment expenses (Note 13)...............................    (269)     (400)    --
                                                              ------   -------   ----
                                                              $7,072   $ 8,527   $990
                                                              ======   =======   ====

     During the years ended December 31, 2003 and 2002 and for the period from August 16, 2001 to December 31, 2001 gross realized gains on sale of debt securities were $64, $Nil and $Nil, respectively and gross realized losses on sale of debt securities were $162, $Nil and $Nil, respectively.

6.  REINSURANCE BALANCES RECEIVABLE

                                                                2003       2002
                                                              --------   --------
Recoverable from reinsurers on:
  Paid losses...............................................  $ 23,715   $ 23,046
  Outstanding losses........................................    57,383     35,092
  Losses incurred but not reported..........................    93,993     64,799
                                                              --------   --------
                                                              $175,091   $122,937
                                                              ========   ========

                          CASTLEWOOD HOLDINGS LIMITED

     The Company uses retrocessional agreements to reduce its exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $43,550 and $38,908 at December 31, 2003 and 2002, respectively.

     At December 31, 2003 and 2002, reinsurance receivables with a carrying value of $45,450 and $45,053 respectively were associated with a single reinsurer which represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

7.  INVESTMENT IN PARTLY-OWNED COMPANIES

                                                               2003      2002
                                                              -------   -------
Investment in BH as at end of year..........................  $17,237   $16,838
Investment in JCF CFN Entities as at end of year............   11,571        --
                                                              -------   -------
Total investments in partly-owned companies at end of
  year......................................................  $28,808   $16,838
                                                              =======   =======

     Castlewood Holdings holds 45% of the common shares of BH Acquisition Ltd. ("BH"). The common shares held by Castlewood Holdings have 33% of BH's voting rights. BH wholly owns two insurance companies in run-off, Brittany Insurance Company Ltd., incorporated in Bermuda, and Compagnie Europeenne d'Assurances Industrielles S.A., incorporated in Belgium.

                                                               2003      2002
                                                              -------   -------
Investment in BH as at beginning of year....................  $16,838   $11,259
Share of net earnings.......................................      399    10,079
Dividends received..........................................       --    (4,500)
                                                              -------   -------
Investment in BH as at end of year..........................  $17,237   $16,838
                                                              =======   =======

     On June 23, 2003, Castlewood Holdings purchased a 40% interest in each of JCF CFN LLC and JCF CFN II LLC (collectively, the "JCF CFN Entities") for a total of $10,200.

     JCF CFN Entities have invested in Green Tree Investment Holdings LLC and related entities, (collectively "Green Tree") who have completed the purchase of certain assets and operations of Conseco Finance Corporation for $630,000.

Investment in the JCF CFN Entities as at beginning of
  year......................................................  $    --
Acquisition of partly-owned company.........................   10,200
Share of net earnings.......................................    1,224
Share of other comprehensive income.........................      340
Returns of capital..........................................     (193)
                                                              -------
Investment in the JCF CFN Entities as at end of year........  $11,571
                                                              =======

     As of December 31, 2003 and 2002, consolidated retained earnings include $7,398 and $5,968, respectively of undistributed earnings of companies accounted for by the equity method.

     On March 11, 2004, the JCF CFN Entities signed a definitive agreement for the sale of their interests in Green Tree for cash to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC. In exchange for their entire interest, the JCF CFN Entities will receive approximately $40,000 in cash. Of this amount, Castlewood Holdings will receive approximately $16,000. A partial distribution of approximately $6,200 was

                          CASTLEWOOD HOLDINGS LIMITED
received on March 11, 2004 by the JCF CFN Entities, Castlewood Holdings proportionate share of which is approximately $2,500. This and any additional distributions which may be made by Green Tree prior to the closing of the sale will reduce the amount to be received at closing. The sale is expected to close in the third quarter of 2004. Castlewood Holdings anticipates a realized gain on the sale.

8.  LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                2003       2002
                                                              --------   --------
Outstanding.................................................  $161,310   $140,850
Incurred but not reported...................................   220,221    143,559
                                                              --------   --------
                                                              $381,531   $284,409
                                                              ========   ========

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                2003       2002
                                                              --------   --------
Balance as at January 1.....................................  $284,409   $419,717
  Less reinsurance recoverables.............................    99,891    195,210
                                                              --------   --------
                                                               184,518    224,507
  Effect of exchange rate movement..........................    10,575      6,774
  Incurred related to prior years...........................   (23,336)   (51,375)
  Paid related to prior years...............................    (4,802)   (29,655)
  Acquired on purchase of subsidiaries......................    63,200     34,267
                                                              --------   --------
  Net balance as at December 31.............................   230,155    184,518
  Plus reinsurance recoverables.............................   151,376     99,891
                                                              --------   --------
  Balance as at December 31.................................  $381,531   $284,409
                                                              ========   ========

     The Company's liability for unpaid losses and loss adjustment expenses as of December 31, 2003 and 2002 included $90,259 and $45,994, respectively that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2003 and 2002 was $196,217 and $154,856, respectively.

     In establishing the liability for losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures.

     Reductions in estimates of ultimate losses arise from loss settlements below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.

                          CASTLEWOOD HOLDINGS LIMITED

9.  REINSURANCE BALANCES PAYABLE

     Under the terms of certain of the Company's acquisitions, distributions from certain acquired companies in excess of their purchase price are shared with the sellers, subject to aggregate caps. The provision reflected in the financial statements as at December 31, 2003 and 2002 was $19,953 and $17,239, respectively.

10.  SHARE CAPITAL

     Authorized shares of par value $1 each

                                                                 2003         2002
                                                              ----------   ----------
Class A ordinary voting shares..............................       6,000        6,000
Class B ordinary voting shares..............................       6,000        6,000
Class C ordinary voting shares..............................       6,153        6,153
Class E ordinary non-voting redeemable shares...............  40,501,552   40,501,552
Shares not allocated to a class.............................  58,480,295   58,480,295
                                                              ----------   ----------
                                                              99,000,000   99,000,000
                                                              ==========   ==========

     Issued and fully paid shares of par value $1 each

                                                               2003      2002
                                                              -------   -------
Class A ordinary voting shares..............................  $     6   $     6
Class B ordinary voting shares..............................        6         6
Class C ordinary voting shares..............................        6         6
Class E ordinary non-voting redeemable shares...............   27,512    40,502
                                                              -------   -------
                                                              $27,530   $40,520
                                                              =======   =======

     Class E non-voting redeemable shares are held by Class C shareholders and are redeemed based upon distributions to Class A and Class B shareholders.

     On March 3, 2004 the Company designated 2,043,000 Class E shares as redeemable. On March 18, 2003, the Company designated 15,282,000 Class E shares as redeemable.

     During the year ended December 31, 2003, 12,989,700 Class E shares were redeemed for a total consideration of $12,990.

11.  ADDITIONAL PAID-IN CAPITAL

     During the years ended December 31, 2003 and 2002, shareholders of the Company have made contributions in the amount of $14,338 and $42,000, respectively. The contribution made in 2003 included $2,326 of accretion on the original $79,000 commitment.

     As part of the acquisition of Castlewood Limited in 2001, certain of the shareholders of the Company made commitments to contribute capital of $79,000 upon request of the Board of Directors of the Company. As of December 31, 2003 and 2002, the undrawn capital commitments of these shareholders were $Nil and $12,012, respectively.

                          CASTLEWOOD HOLDINGS LIMITED

12.  UNDERWRITING INCOME

     Underwriting income is summarized as follows:

                                                             2003       2002     2001
                                                           --------   --------   ----
Net written and earned premiums..........................  $   (567)  $ (1,907)  $ --
                                                           --------   --------   ----
Losses and loss adjustment expenses......................   (12,953)   (89,850)    --
Reinsurance recoveries...................................    10,383    (38,475)    --
                                                           --------   --------   ----
Net losses and loss adjustment expenses..................   (23,336)   (51,375)    --
Commissions and brokerage................................    (1,275)       710    (90)
                                                           --------   --------   ----
                                                            (24,611)   (50,665)   (90)
                                                           --------   --------   ----
Net underwriting income..................................  $ 24,044   $ 48,758   $ 90
                                                           ========   ========   ====

     Net underwriting income primarily arises from settlement of losses below carried reserves and net reductions in actuarial estimates of losses incurred but not reported. Net loss and loss adjustment expense reductions are net of increases, a portion of which are recoverable from reinsurers.

13.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2003 and 2002 and for the period from August 16, 2001 to December 31, 2001, Castlewood earned consulting fees of $1,250, $1,250 and $104, respectively from subsidiaries of BH.

     During the years ended December 31, 2003 and 2002 and for the period from August 16, 2001 to December 31, 2001, Castlewood incurred investment fee and other expenses of $276, $425 and $Nil, respectively from a shareholder. As at December 31, 2003 and 2002, investment fees and other payables to this shareholder were $Nil and $400, respectively.

14.  LITIGATION

     Castlewood Holdings and its reinsurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2003 the Company was not a party to any material litigation or arbitration.

15.  TAXATION

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

                          CASTLEWOOD HOLDINGS LIMITED

     United Kingdom non-insurance subsidiaries have recorded income taxes based upon their graduated statutory rate of 30%. Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. Such differences result from differing bases of depreciation and amortization for tax and book purposes.

     As of December 31, 2003 and 2002, UK insurance subsidiaries had tax loss carry-forwards, which do not expire, and deductions available for tax purposes of approximately $122,005 and $62,133, respectively. A valuation allowance has been provided for the tax benefit of these items as follows:

                                                               2003       2002
                                                              -------   --------
Benefit of loss carry-forward...............................  $36,601   $ 18,640
Valuation allowance.........................................  (36,601)   (18,640)
                                                              -------   --------
                                                              $    --   $     --
                                                              =======   ========

16.  STATUTORY REQUIREMENTS

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis"), and maintain minimum levels of solvency and liquidity. As at December 31, 2003 and 2002, the reinsurance subsidiaries' solvency and liquidity were in excess of the minimum levels required.

     Retained earnings of reinsurance subsidiaries are not restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital. As at December 31, 2003 and 2002, retained earnings of $7,367 and $6,605 of one of BH's subsidiaries requires regulatory approval prior to distribution.

17.  COMMITMENTS

     The Company leases office space under operating leases expiring in various years through 2011. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2003:

2004........................................................   $ 1,859
2005........................................................     1,765
2006........................................................     1,482
2007........................................................     1,096
2008........................................................       968
2009 through 2011...........................................     3,016
                                                               -------
                                                               $10,186
                                                               =======

     Rent expense for the years ended December 31, 2003 and 2002 and for the period from August 16, 2001 to December 31, 2001 was $1,272, $708 and $50, respectively.

18.  PENSIONS

     The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans. Pension expense for the years ended December 31, 2003 and 2002 and for the period from August 16, 2001 to December 31, 2001 was $835, $550 and $64, respectively.

                          CASTLEWOOD HOLDINGS LIMITED

     Hillcot Re has a defined benefit pension plan (the "Plan") which the Plan Trustees resolved to wind up effective January 1, 2003. At December 31, 2003, based upon an actuarial valuation, the plan was fully funded and the Plan actuary has reported that there is no regulatory requirement for Hillcot Re to further fund the plan prior to its liquidation. During 2003 Plan liabilities reduced by $3,106 as a result of an actuarial surplus and the impact of a cap on liabilities arising from the termination of the plan, which has been treated as a reduction in general and administrative expenses in the statement of earnings.

19.  SUBSEQUENT EVENT

     On March 3, 2004 the Company declared a dividend to its Class A and B shareholders of $7,750.

                             B.H. ACQUISITION LTD.

       CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
  B.H. Acquisition Ltd.

     We have audited the accompanying consolidated balance sheets of B.H. Acquisition Ltd. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings and retained earnings and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B.H. Acquisition Ltd. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill pursuant to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 3, 2004

                             B.H. ACQUISITION LTD.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2003       2002
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents (Note 3)..........................  $ 42,269   $ 55,956
Investments at fair value (Notes 3 and 4)...................    39,411     28,274
Reinsurance balances receivable (Note 5)....................    36,353     38,404
Funds withheld by ceding companies..........................     2,441      2,794
                                                              --------   --------
          Total assets......................................  $120,474   $125,428
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses (Note 6)................  $ 71,217   $ 72,421
Reinsurance balances payable................................    10,232     15,260
Accounts payable and accrued liabilities (Note 8)...........       718        328
                                                              --------   --------
          Total liabilities.................................    82,167     88,009
                                                              --------   --------
Share capital
  Authorized, issued and fully paid 12,000 common shares of
     par value $l each......................................        12         12
Additional paid-in capital..................................    17,242     17,242
Retained earnings...........................................    21,053     20,165
                                                              --------   --------
Total shareholders' equity..................................    38,307     37,419
                                                              --------   --------
Total liabilities and shareholders' equity..................  $120,474   $125,428
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2003      2002      2001
                                                              -------   -------   -------
Income
Underwriting (loss) income (Note 7).........................  $  (230)  $19,824   $(2,402)
Net investment income (Note 4)..............................    1,331     2,194     4,716
Other income................................................        8        27        91
                                                              -------   -------   -------
                                                                1,109    22,045     2,405
                                                              -------   -------   -------
Expenses
General and administrative expenses (Note 8)................    1,648     3,202     2,919
Foreign exchange gain.......................................     (927)   (1,305)   (2,214)
Amortization of negative goodwill (Note 2)..................       --        --      (848)
Amortization of run-off provision...........................     (500)   (2,250)   (2,250)
                                                              -------   -------   -------
                                                                  221      (353)   (2,393)
                                                              -------   -------   -------
Earnings before cumulative effect of change in accounting
  principle.................................................      888    22,398     4,798
Cumulative effect of change in accounting principle (Note
  2)........................................................       --     2,969        --
                                                              -------   -------   -------
Net earnings................................................      888    25,367     4,798
Retained earnings, beginning of year........................   20,165     4,798    19,123
Dividends...................................................       --   (10,000)  (19,123)
                                                              -------   -------   -------
Retained earnings, end of year..............................  $21,053   $20,165   $ 4,798
                                                              =======   =======   =======

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2003       2002       2001
                                                              --------   --------   --------
Operating activities:
  Net earnings..............................................  $    888   $ 25,367   $  4,798
  Adjustments to reconcile net earnings to net cash flows
     provided by operating activities:
     Amortization of negative goodwill......................        --         --       (848)
     Amortization of run-off provision......................      (500)    (2,250)    (2,250)
     Amortization of fair value adjustment..................     3,153      3,149        266
     Net unrealized gain on trading securities..............        --        201       (170)
     Net realized gains on sale of securities...............        --         --        (38)
     Cumulative effect of change in accounting principle....        --     (2,969)        --
                                                              --------   --------   --------
                                                                 3,541     23,498      1,758
Changes in assets and liabilities:
  Purchase of trading securities............................   (15,167)   (27,877)      (532)
  Proceeds on sale of trading securities....................     4,030     10,439        585
  Accrued interest receivable...............................        --         --        141
  Reinsurance balances receivable...........................     3,061      7,788      5,359
  Funds withheld by ceding companies........................       353       (600)        43
  Losses and loss adjustment expenses.......................    (4,867)   (30,178)   (12,278)
  Reinsurance balances payable..............................    (5,028)     5,239      2,942
  Accounts payable and accrued liabilities..................       390         (5)        95
  Unearned premiums.........................................        --        (75)         6
  Due to shareholders.......................................        --         --       (212)
                                                              --------   --------   --------
     Net cash flows (used in) operating activities..........   (13,687)   (11,771)    (2,093)
                                                              --------   --------   --------
Financing activity
  Dividends paid, being net cash flow used in financing
     activity...............................................        --    (10,000)   (19,123)
                                                              --------   --------   --------
Net decrease in cash and cash equivalents...................   (13,687)   (21,771)   (21,216)
Cash and cash equivalents, beginning of year................    55,956     77,727     98,943
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 42,269   $ 55,956   $ 77,727
                                                              ========   ========   ========

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

1.  DESCRIPTION OF BUSINESS

     B.H. Acquisition Ltd. ("B.H.") was incorporated under the laws of Bermuda on April 3, 2000, and on July 3, 2000, acquired 100% of the common shares of Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI") (collectively "the Company") for cash consideration of $20,500 and $8,000, respectively. B.H. did not operate prior to July 3, 2000.

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

  CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

  INVESTMENTS

     Trading investments are carried at fair value with unrealized gains and losses included in net earnings. Realized gains and losses on sales of securities are recognized in net earnings on the specific identification basis.

  RUN-OFF PROVISION

     Run-off provision is amortized over the period estimated to complete the run-off.

                             B.H. ACQUISITION LTD.

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

  RECLASSIFICATIONS

     Certain balances of the 2002 and 2001 figures have been reclassified to conform to the 2003 presentation.

  GOODWILL

     FAS No. 142 "Goodwill and Other Intangible Assets" changed the accounting for goodwill from an amortization method to an impairment-only approach. Further, the accounting for negative goodwill changed from an amortization method to immediate recognition as an extraordinary gain. The adoption of FAS 142 resulted in the recognition of a gain of $2,969 on January 1, 2002.

3.  PLEDGED ASSETS

     Cash equivalents and investments in the amount of $10,152 and $11,668 as of December 31, 2003 and 2002, respectively, are pledged as collateral against letters of credit and trust funds in the amount of $8,041 and $10,718 as of December 31, 2003 and 2002, respectively. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers. As at December 31, 2003 and 2002 $5,000 and $5,000, respectively was held in a trust fund established by the Company for the benefit of ceding insurers domiciled in the U.S.A.

4.  INVESTMENTS

     Trading investments with estimated fair values of $39,411 and $28,274 as of December 31, 2003 and 2002, respectively, consist of mutual funds.

     The mutual funds invest in US Treasury, US Government Agency, corporate debt, asset backed securities and money market instruments.

                             B.H. ACQUISITION LTD.

     Major categories of net investment income are summarized as follows:

                                                              2003     2002     2001
                                                             ------   ------   ------
Interest from debt securities and mutual funds.............  $  624   $  551   $  581
Interest on cash and cash equivalents......................     881    1,652    3,979
Investment expenses........................................    (174)      (9)     (51)
Net realized gains on sales of securities..................      --       --       38
Change in net unrealized holdings gain on trading
  activities...............................................      --       --      169
                                                             ------   ------   ------
                                                             $1,331   $2,194   $4,716
                                                             ======   ======   ======

5.  REINSURANCE BALANCES RECEIVABLE

                                                               2003      2002
                                                              -------   -------
Paid losses recoverable.....................................  $ 7,848   $14,562
Losses and loss adjustment expenses recoverable.............   32,806    29,153
Fair value adjustment.......................................   (4,301)   (5,311)
                                                              -------   -------
                                                              $36,353   $38,404
                                                              =======   =======

     The fair value adjustment, determined on acquisition of the reinsurance subsidiaries is based upon the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate of 3.5%, is amortized over the estimated recovery period, as adjusted for accelerations on commutation settlements, using the constant yield method.

     The Company used retrocessional agreements to reduce its exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $4,981 and $7,212 at December 31, 2003 and 2002, respectively.

     At December 31, 2003 and 2002, reinsurance receivables with a carrying value of $19,356 and $13,368, respectively, were associated with two and one reinsurers, respectively, who represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                2003       2002
                                                              --------   --------
Outstanding.................................................  $ 40,356   $ 50,300
Incurred but not reported...................................    43,825     40,821
Run-off costs provision.....................................     6,073      4,500
Fair value adjustment.......................................   (19,037)   (23,200)
                                                              --------   --------
                                                              $ 71,217   $ 72,421
                                                              ========   ========

                             B.H. ACQUISITION LTD.

     Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                                                2003       2002
                                                              --------   --------
Balance as at January 1.....................................  $ 72,421   $100,635
Less reinsurance recoverables...............................    23,842     28,095
                                                              --------   --------
                                                                48,579     72,540
Effect of exchange rate movement............................     2,191      2,697
Incurred related to prior years.............................       494    (21,337)
Paid related to prior years.................................   (10,125)    (3,071)
Increase in run-off provision...............................     2,073         --
Amortization of run-off provision...........................      (500)    (2,250)
                                                              --------   --------
Net balance as at December 31...............................    42,712     48,579
  Plus reinsurance recoverables.............................    28,505     23,842
                                                              --------   --------
Balance as at December 31...................................  $ 71,217   $ 72,421
                                                              ========   ========

     The Company's reserve for unpaid losses and loss adjustment expenses as of December 31, 2003 and 2002 included $12,072 and $9,124 respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2003 and 2002 was $34,552 and $21,061, respectively.

     In establishing the liability for unpaid losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures.

     The fair value adjustment, determined on acquisition of the reinsurance subsidiaries was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 3.5%, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method.

     Run-off costs provision represents the Company's estimate of the future administrative costs of managing the run-off of Brittany and CEAI.

                             B.H. ACQUISITION LTD.

7.  UNDERWRITING (LOSS) INCOME

     Underwriting income is summarized as follows:

                                                           2003      2002      2001
                                                          ------   --------   -------
Net written and earned premiums.........................  $  347   $     (8)  $    23
                                                          ------   --------   -------
Losses and loss adjustment expenses.....................   1,308    (23,159)    6,479
Reinsurance recoveries..................................     814     (3,203)    4,149
                                                          ------   --------   -------
Net losses and loss adjustment expenses.................     494    (19,956)    2,330
Commissions and brokerage...............................      83        124        95
                                                          ------   --------   -------
                                                             577    (19,832)    2,425
                                                          ------   --------   -------
Net underwriting (loss) income..........................  $ (230)  $ 19,824   $(2,402)
                                                          ======   ========   =======

     Net underwriting income primarily arises from settlement of losses below carried reserves and reductions in actuarial estimates of losses incurred but not reported.

8.  RELATED PARTY TRANSACTIONS

     The Company was charged by two of its shareholders administration fees and expenses for the years ended December 31, 2003, 2002 and 2001 amounting to $1,424, $1,250 and $104, respectively. As at December 31, 2003, 2002 and 2001 amounts included in accounts payable and accrued liabilities were $174, $Nil and $Nil, respectively.

9.  LITIGATION

     BH and its reinsurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2003 the Company was not a party to any material litigation or arbitration other than described below.

     On or about July 8, 1997, Brittany was informed by correspondence that an underwriting agency company who provided underwriting agency and run-off services has claimed that they are owed run-off remuneration totaling $2,321 for the period January 1, 1984 to December 31, 1996. The parent of the underwriting agency is currently in liquidation. Brittany continues to deny any liability under this claim, and will vigorously defend this position.

10.  TAXATION

     Under current Bermuda law, B.H. and Brittany are not required to pay taxes in Bermuda on either income or capital gains. B.H. and Brittany have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2016.

                             B.H. ACQUISITION LTD.

     CEAI's effective tax rate is approximately 40%. CEAI has tax loss carry-forwards at December 31, 2003 and 2002 of approximately $9,119 and $6,600, respectively, which do not expire. A valuation allowance has been provided for the tax benefit of these loss carry-forwards as follows:

                                                               2003      2002
                                                              -------   -------
Benefit of loss carry-forward...............................  $ 3,648   $ 2,640
Valuation allowance.........................................   (3,648)   (2,640)
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

11.  STATUTORY REQUIREMENTS

     B.H.'s ability to pay dividends and its operating expenses is dependent on cash dividends from its reinsurance subsidiaries Brittany and CEAI.

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis") and maintain minimum levels of solvency and liquidity. As of December 31, 2003 and 2002, the reinsurance subsidiaries' solvency and liquidity amounts were in excess of the minimum levels required.

     Retained earnings of reinsurance subsidiaries are not restricted as minimum capital solvency margins are covered by share capital and additional paid-in capital. As of December 31, 2003 and 2002 retained earnings of $16,371 and $14,678 requires regulatory approval prior to distribution.