Form 10-Q
period 2004-03-31
ENSTAR GROUP INC
filed 2004-05-10
CIK 55820

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at May 10, 2004 was 5,465,753.

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE ENSTAR GROUP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, AND ARE HEREBY INCORPORATED BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 59,228      $ 55,767
  Certificates of deposit...................................     4,072         4,072
  Receivable from affiliate.................................        --           120
  Other current assets......................................       125           152
                                                              --------      --------
       Total current assets.................................    63,425        60,111
Partially owned equity affiliates...........................    88,840        91,839
Other assets................................................       497           499
                                                              --------      --------
       Total assets.........................................  $152,762      $152,449
                                                              ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    430      $    437
  Accounts payable to affiliates............................       138            --
  Accrued taxes.............................................       625           625
  Income taxes payable......................................     2,807         2,562
                                                              --------      --------
       Total current liabilities............................     4,000         3,624
Deferred income taxes.......................................     2,248         1,766
Deferred compensation.......................................       745           695
Other liabilities...........................................       435           432
                                                              --------      --------
       Total liabilities....................................     7,428         6,517
                                                              --------      --------
Commitments and contingencies (Note 4)
Minority interest...........................................     9,620        11,449
                                                              --------      --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares                   59            59
     authorized, 5,908,104 shares issued at March 31, 2004
     and December 31, 2003).................................
  Additional paid-in capital................................   188,608       188,591
  Deferred compensation of partially owned equity                 (244)         (284)
     affiliate..............................................
  Accumulated other comprehensive income of partially owned        745           669
     equity affiliates, net.................................
  Accumulated deficit.......................................   (47,644)      (48,742)
  Treasury stock, at cost (442,351 shares)..................    (5,810)       (5,810)
                                                              --------      --------
       Total shareholders' equity...........................   135,714       134,483
                                                              --------      --------
       Total liabilities and shareholders' equity...........  $152,762      $152,449
                                                              ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                  2004            2003
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
                                                                       (UNAUDITED)
Interest income.............................................   $      177      $      237
Earnings of partially owned equity affiliates...............        3,000           1,025
Other income................................................          100             100
General and administrative expenses.........................         (727)           (790)
                                                               ----------      ----------
Income before income taxes and minority interest............        2,550             572
Income taxes................................................         (829)           (503)
                                                               ----------      ----------
Income before minority interest.............................        1,721              69
Minority interest...........................................         (623)             --
                                                               ----------      ----------
Net income..................................................   $    1,098      $       69
                                                               ==========      ==========
Weighted average shares outstanding -- basic................    5,465,753       5,465,753
                                                               ==========      ==========
Weighted average shares outstanding -- assuming dilution....    5,934,877       5,842,116
                                                               ==========      ==========
Net income per common share -- basic........................   $     0.20      $     0.01
                                                               ==========      ==========
Net income per common share -- assuming dilution............   $     0.19      $     0.01
                                                               ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2004     2003
                                                              -------   -----
                                                                (DOLLARS IN
                                                                THOUSANDS)
                                                                (UNAUDITED)
Net income..................................................  $1,098    $ 69
Other comprehensive income (loss) of partially owned equity
  affiliates:
  Unrealized holding gains on investments, net of income
     taxes of $47 and $7....................................      77       1
  Reclassification adjustment for gains included in net
     income, net of income taxes of $0......................      --     (12)
  Unrealized loss on cash flow hedge, net of income tax
     benefit of $32.........................................     (53)     --
  Currency translation adjustment, net of income tax expense
  (benefit) of $33 and $(9).................................      52     (14)
                                                              ------    ----
Other comprehensive income (loss)...........................      76     (25)
                                                              ------    ----
Comprehensive income........................................  $1,174    $ 44
                                                              ======    ====

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $ 1,098     $     69
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Earnings of partially owned equity affiliates..........    (3,000)      (1,025)
     Dividends and distributions received from partially
      owned equity affiliates...............................     6,185       20,826
     Minority interest in earnings of JCF CFN...............       623           --
     Noncash compensation expense...........................        17           66
     Deferred income taxes..................................       434          471
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................       495          107
     Other, net.............................................        83          (70)
                                                               -------     --------
       Net cash provided by operating activities............     5,935       20,444
                                                               -------     --------
Cash flows from investing activities:
  Capital contribution to Castlewood Holdings Limited.......        --       (7,169)
  Investment in JCF CFN LLC.................................        --       (2,996)
  Purchases of certificates of deposit......................        --       (1,410)
  Maturities of certificates of deposit.....................        --        1,397
                                                               -------     --------
       Net cash used in investing activities................        --      (10,178)
                                                               -------     --------
Cash flows from financing activities:
  Distributions to minority interest........................    (2,474)          --
                                                               -------     --------
       Net cash used in financing activities................    (2,474)          --
                                                               -------     --------
Increase in cash and cash equivalents.......................     3,461       10,266
Cash and cash equivalents at the beginning of the period....    55,767       55,375
                                                               -------     --------
Cash and cash equivalents at the end of the period..........   $59,228     $ 65,641
                                                               =======     ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $   150     $     --
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

     The Company consolidates JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings
LLC) and related entities (collectively, "Green Tree"), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. ("Conseco Finance").

     The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition, results of operations and cash flows for the interim period. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004 under the Securities Exchange Act of 1934, as amended.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enstar Financial Services, Inc., an inactive company. Since adoption of Financial Accounting Standards Board Interpretation No 46R, "Consolidation of Variable Interest Entities" in 2003, the Company also consolidates the JCF CFN Entities, recording a minority interest for Castlewood Holdings' 40% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (d) Partially Owned Equity Affiliates -- Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the investee's income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the investee. The Company would resume application of the equity method once the investee becomes profitable and the Company's proportionate share of the investee's earnings equals its cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

     (e) Comprehensive Income -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from its partially owned equity affiliates. This other comprehensive income arose from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value, unrealized loss on cash flow hedge and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

     (f) Revenue Recognition -- Revenue includes interest income earned from cash, cash equivalents and certificates of deposit and the Company's proportionate share of earnings from partially owned equity affiliates. Interest income is recorded when earned. The Company's proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC ("B-Line"). Prior to the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears.

     (g) Stock-Based Compensation -- For the three months ended March 31, 2004 and 2003, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense is being recognized

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for the three months ended March 31, 2004 and 2003 would have been as follows:

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                              ------------------
                                                                2004      2003
                                                              --------   -------
                                                                 (DOLLARS IN
                                                              THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
                                                                 (UNAUDITED)
Net income, as reported.....................................   $1,098     $  69
Add: Stock-based employee compensation expense included in
  reported net income, net of income taxes..................       10        41
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of income taxes.......................................     (118)      (88)
                                                               ------     -----
Pro forma net income........................................   $  990     $  22
                                                               ======     =====
Income per common share:
     Basic -- as reported...................................   $ 0.20     $0.01
                                                               ======     =====
     Basic -- pro forma.....................................   $ 0.18     $0.00
                                                               ======     =====
     Assuming dilution -- as reported.......................   $ 0.19     $0.01
                                                               ======     =====
     Assuming dilution -- pro forma.........................   $ 0.17     $0.00
                                                               ======     =====

     (h) Reclassifications -- Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation.

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

  B.H. ACQUISITION

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

  CASTLEWOOD HOLDINGS LIMITED

     In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the "Castlewood Principals"), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in "run-off" (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly incorporated Castlewood Holdings, plus

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company received 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each received 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

  PARTIALLY OWNED EQUITY AFFILIATES OF JCF CFN

     During 2003, the Company funded approximately $15.3 million to the JCF CFN Entities in exchange for a 60% interest in such entities. In addition, Castlewood Holdings funded approximately $10.2 million to the JCF CFN Entities in exchange for a 40% interest.

     The JCF CFN Entities invested in Green Tree together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. In June 2003, the JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance for approximately $630 million in cash plus certain assumed liabilities. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The managing member of JCF Associates I LLC is Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The JCF CFN Entities account for these investments under the equity method of accounting. Because the JCF CFN Entities are consolidated, Green Tree is treated as a partially owned equity affiliate of the Company.

     In March 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, signed a definitive agreement for the sale of their entire interests in Green Tree for cash to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, or its assigns. In exchange for their entire interest, the JCF CFN Entities will receive approximately $40 million in cash. Of this amount, Castlewood Holdings will receive approximately $16 million. A partial distribution of approximately $6.2 million has been received by the JCF CFN Entities. This and any additional distributions which may be made by Green Tree prior to closing of the sale will reduce the amount to be received at closing. The sale is expected to close in the third quarter of 2004. The Company anticipates a realized gain on the sale. Castlewood Holdings received approximately $2.5 million as its proportionate share of the $6.2 million partial distribution.

  SUMMARIZED FINANCIAL INFORMATION

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003, respectively. Summarized financial information for Green Tree is presented as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 (Green Tree was acquired in June 2003). Summarized information for B-Line is presented for the three months ended March 31, 2003 (the Company sold its entire interest in B-Line in December 2003). The summarized financial information presented below for B.H. Acquisition, Castlewood Holdings and Green Tree is derived from their respective audited financial

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
statements for December 31, 2003 and their unaudited quarterly financial statements. The summarized financial information presented below for B-Line is derived from its unaudited quarterly financial statements.

                                                           MARCH 31, 2004
                                         --------------------------------------------------
                                            B.H.       CASTLEWOOD                 COMBINED
                                         ACQUISITION    HOLDINGS    GREEN TREE     TOTAL
                                         -----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Total assets...........................   $117,366      $633,329    $1,144,980   $1,895,675
Total liabilities......................     79,317       461,194       596,015    1,136,526
Minority interest......................                   28,751                     28,751
Total equity...........................     38,049       143,384       548,965      730,398

                                                         DECEMBER 31, 2003
                                         --------------------------------------------------
                                            B.H.       CASTLEWOOD                 COMBINED
                                         ACQUISITION    HOLDINGS    GREEN TREE     TOTAL
                                         -----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Total assets...........................   $120,474      $632,347    $1,020,514   $1,773,335
Total liabilities......................     82,167       456,436       399,457      938,060
Minority interest......................                   28,295                     28,295
Total equity...........................     38,307       147,616       621,057      806,980

                                                 THREE MONTHS ENDED MARCH 31, 2004
                                         --------------------------------------------------
                                            B.H.       CASTLEWOOD                 COMBINED
                                         ACQUISITION    HOLDINGS    GREEN TREE     TOTAL
                                         -----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Revenue/underwriting income (loss).....      $(290)       $6,219      $135,187     $141,116
Operating income (loss)................       (414)        2,147        65,038       66,771
Net income (loss)......................       (257)        3,186        55,021       57,950

                                                  THREE MONTHS ENDED MARCH 31, 2003
                                         ---------------------------------------------------
                                                          B.H.       CASTLEWOOD    COMBINED
                                           B-LINE      ACQUISITION    HOLDINGS      TOTAL
                                         -----------   -----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Revenue/underwriting income............    $11,602           $ 2         $6,299      $17,903
Operating income.......................      3,798            96          2,178        6,072
Net income.............................      3,798            70          2,054        5,922

     The Company's consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $17.6 million and approximately $18.9 million at March 31, 2004 and December 31, 2003, respectively.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

NOTE 5:  INCOME TAXES

     Income tax expense was $829,000 for the three months ended March 31, 2004 compared to $503,000 for the same period in 2003. The Company's effective tax rates for 2004 and 2003 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and state income taxes.

     The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries and tax credits for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, the Company increased the valuation allowance from approximately $7.2 million to approximately $7.3 million.

NOTE 6:  SEGMENT INFORMATION

     The Company separately evaluates the performance of B.H. Acquisition and Castlewood Holdings based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities' results of operations. Prior to its sale in December 2003, the Company also separately evaluated the performance of B-Line. The Company also reviews separate financial results for JCF CFN and Enstar's corporate activity.

     B.H. Acquisition, through its wholly owned subsidiaries, Brittany and CEAI, is principally engaged in the active management of books of reinsurance business from international markets. Castlewood Holdings acquires and manages insurance and reinsurance companies, including companies in "run-off," and provides management, consulting and other services to the insurance and reinsurance industry. B-Line provided services to credit card issuers and other holders of similar receivables. B-Line also purchased credit card receivables and recovered payments on these accounts. The JCF CFN Entities were formed to serve as a member of Green Tree which, in turn, was formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and associated servicing businesses from Conseco Finance.

     A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003, respectively, is as follows:

                                                                MARCH 31, 2004
                                           ---------------------------------------------------------
                                                          B.H.       CASTLEWOOD
                                           CORPORATE   ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                                           ---------   -----------   ----------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity affiliates......                $12,637      $50,267     $25,936   $ 88,840
  Corporate assets.......................   $63,922                                           63,922
                                            -------      -------      -------     -------   --------
     Total...............................   $63,922      $12,637      $50,267     $25,936   $152,762
                                            =======      =======      =======     =======   ========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                               DECEMBER 31, 2003
                                           ---------------------------------------------------------
                                                          B.H.       CASTLEWOOD
                                           CORPORATE   ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                                           ---------   -----------   ----------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity affiliates......                $12,722      $49,385     $29,732   $ 91,839
  Corporate assets.......................   $60,610                                           60,610
                                            -------      -------      -------     -------   --------
     Total...............................   $60,610      $12,722      $49,385     $29,732   $152,449
                                            =======      =======      =======     =======   ========

                                                        THREE MONTHS ENDED MARCH 31, 2004
                                             -------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                             CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                             ---------   -----------   ----------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Net underwriting income (loss).............                 $(290)       $1,840
Revenue....................................                               4,379
Net investment income......................                   458         2,206
Interest income............................   $   177
Share of net income of partly-owned
  companies................................                                 684     $2,334
General and administrative expenses........      (727)       (915)       (6,278)
Amortization of run-off provision..........                   333
Other income...............................       100
Foreign exchange gain......................                   157         1,077
                                              -------       -----        ------     ------
Income (loss) before income taxes..........      (450)       (257)        3,908      2,334
Minority interest..........................      (623)                     (456)
Income taxes...............................      (829)                     (266)
                                              -------       -----        ------     ------
Net income (loss)..........................   $(1,902)      $(257)       $3,186     $2,334
                                              =======
Company's economic ownership %.............                    33%       33 1/3%
                                                            -----        ------     ------
                                                                          1,062
Company's portion of earnings from JCF
  CFN......................................                                (311)
                                                                         ------
Earnings (loss) of partially owned equity
  affiliates...............................                 $ (85)       $  751     $2,334    $3,000
                                                            =====        ======     ======    ======

     A minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities is reported in the Corporate column.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                        THREE MONTHS ENDED MARCH 31, 2003
                                             -------------------------------------------------------
                                                                      B.H.       CASTLEWOOD
                                             CORPORATE   B-LINE    ACQUISITION    HOLDINGS    TOTAL
                                             ---------   -------   -----------   ----------   ------
                                                             (DOLLARS IN THOUSANDS)
Net underwriting income....................                           $   2       $   698
Revenue....................................              $11,602                    5,601
Net investment income......................                             470         1,458
Interest income............................    $ 237
Share of net income of partly-owned
  company..................................                                            31
General and administrative expenses........     (790)     (5,976)      (751)       (5,579)
Amortization of run-off provision..........                             375
Interest expense...........................               (1,828)
Other income...............................      100
Foreign exchange loss......................                             (26)          (76)
                                               -----     -------      -----       -------
Income (loss) before income taxes..........     (453)      3,798         70         2,133
Income taxes...............................     (503)                                 (79)
                                               -----     -------      -----       -------
Net income (loss)..........................    $(956)    $ 3,798      $  70       $ 2,054
                                               =====
Company's economic ownership %.............                 8.34%        33%       33 1/3%
                                                         -------      -----       -------
Earnings of partially owned equity
  affiliates...............................              $   317      $  23       $   685     $1,025
                                                         =======      =====       =======     ======

NOTE 7:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three months ended March 31, 2004 and 2003. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Net income..................................................  $    1,098   $       69
                                                              ==========   ==========
Net income per common share -- basic........................  $     0.20   $     0.01
                                                              ==========   ==========
Net income per common share -- assuming dilution............  $     0.19   $     0.01
                                                              ==========   ==========
Weighted average shares outstanding -- basic................   5,465,753    5,465,753
Common share equivalents....................................     469,124      376,363
                                                              ----------   ----------
Weighted average shares outstanding -- assuming dilution....   5,934,877    5,842,116
                                                              ==========   ==========

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries ("Enstar") as of March 31, 2004, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of Enstar's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Enstar as of December 31, 2003 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements, based on our audit and the report of other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                               /s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 10, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through the operations of the Company's partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company has acquired and manages books of reinsurance business from the international markets. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry see "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to The Enstar Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which is hereby incorporated by reference.

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

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at March 31, 2004 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     Loss and Loss Adjustment Expenses -- Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, Castlewood Holdings' and B.H. Acquisition's liability for unpaid losses and loss expenses is based largely upon estimates. Castlewood Holdings' and B.H. Acquisition's management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for losses incurred but not reported. Such reserves are estimated by management based upon reports received from ceding companies, supplemented by Castlewood Holdings' and B.A. Acquisition's own estimates of reserves for which ceding company reports have not been received and independent actuarial estimates of ultimate unpaid losses. These estimates are continually reviewed and Castlewood Holdings' and B.H. Acquisition's ultimate liability may be significantly greater than or less than the amount estimated, with any adjustments in such estimates being reflected in the periods in which they become known.

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

RECENT DEVELOPMENTS

     In March 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, signed a definitive agreement for the sale of their entire interests in Green Tree for cash to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, or its assigns. In exchange for their entire interest, the JCF CFN Entities will receive approximately $40 million in cash. Of this amount, Castlewood Holdings will receive approximately $16 million. A partial distribution of approximately $6.2 million has been received by the JCF CFN Entities. This and any additional distributions which may be made by Green Tree prior to closing of the sale will reduce the amount to be received at closing. The sale is expected to close in the third quarter of 2004. The Company anticipates a realized gain on the sale. Castlewood Holdings received approximately $2.5 million as its proportionate shares of the $6.2 million partial distribution.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary uses of liquidity include, but are not limited to, funding normal operating expenses as well as various expenses incurred in connection with the Company's search for one or more suitable acquisitions. In addition, the Company uses cash on hand to fund commitments made in connection with the purchase of its partially owned equity affiliates. The primary sources of the Company's liquidity include the receipt of dividends and distributions from partially owned equity affiliates.

     Net cash provided by operating activities decreased from approximately $20.4 million for the three months ended March 31, 2003 to approximately $5.9 million for the same period in 2004. This substantial decrease was primarily due to the receipt of approximately $20.8 million in dividends from Castlewood Holdings in March 2003, partially offset by the receipt of a distribution from Green Tree of approximately $6.2 in March 2004.

     Net cash used in investing activities was approximately $10.2 million for the three months ended March 31, 2003. The Company funded capital contributions to Castlewood Holdings of approximately $7.2 million and funded the Company's initial investment in the JCF CFN Entities of approximately $3.0 million in the first quarter of 2003.

     Net cash used in financing activities was approximately $2.5 million for the three months ended March 31, 2004. This amount was distributed to Castlewood Holdings as the minority interest portion of the approximately $6.2 million distribution received from Green Tree in March 2004.

     The Company's assets, aggregating approximately $152.8 million at March 31, 2004, include approximately $59.2 million in cash and cash equivalents and approximately $4.1 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

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

RESULTS OF OPERATIONS

     The Company reported net income of approximately $1.1 million for the three months ended March 31, 2004, compared to net income of $69,000 for the same period in the prior year. The increase in net income from the three months ended March 31, 2004 compared to the same period in the prior year is primarily a result of earnings from Green Tree, a partially owned equity affiliate acquired in June 2003.

     Interest income was $177,000 for the three months ended March 31, 2004 compared to $237,000 for the three months ended March 31, 2003. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased primarily as a result of a reduction of interest rates earned on the Company's cash, cash equivalents and certificates of deposit.

     Earnings of partially owned equity affiliates were approximately $3.0 million for the three months ended March 31, 2004 compared to approximately $1.0 million for the same period in 2003. The Company recorded equity in losses of $85,000 and equity in earnings of $23,000 from B.H. Acquisition for the three months ended March 31, 2004 and 2003, respectively. The Company recorded equity in earnings of $751,000 from Castlewood Holdings for the three months ended March 31, 2004 compared to $685,000 for the three months ended March 31, 2003. The Company's equity in earnings from B-Line was $317,000 for the three months ended March 31, 2003 (the Company sold its entire interest in B-Line in December
2003). The Company recorded approximately $2.3 million in earnings from Green Tree for the three months ended March 31, 2004, with $623,000 reported as a minority interest. For further discussion of the reasons underlying the changes in earnings (losses) from B.H. Acquisition and Castlewood Holdings, see
"-- Results of Operations -- Partially Owned Equity Affiliates".

     Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company's partially owned equity affiliates.

     General and administrative expenses were $727,000 for the three months ended March 31, 2004 compared to $790,000 for the same period in 2003. Of these amounts, $301,000 and $407,000, including non-cash compensation, related to employee expenses in 2004 and 2003, respectively. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were $242,000 in the first quarter of 2004 and $209,000 for the same period in 2003.

     Income tax expense was $829,000 for the three months ended March 31, 2004 compared to $503,000 for the same period in 2003. The Company's effective tax rates for 2004 and 2003 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and state income taxes.

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  CASTLEWOOD HOLDINGS

     Castlewood Holdings reported consolidated net earnings of approximately $3.2 million for the three months ended March 31, 2004 compared to net earnings of $2.1 million for the same period in 2003. The increase in income for the quarter ended March 31, 2004 of approximately $1.1 million compared to the same period in 2003 was primarily a result of an increase in foreign exchange gains and earnings from partly-owned companies.

     Underwriting income was approximately $1.8 million and $698,000 for the three months ended March 31, 2004 and 2003, respectively. The Company establishes a provision at the date of acquisition of acquired insurance and reinsurance companies equal to the anticipated expenses to be incurred over the expected life of those run-offs. For the three months ended March 31, 2004 and 2003 the amortization of these provisions were approximately $1.8 and $698,000, respectively.

     Castlewood Holdings earned consulting fees of approximately $4.4 million for the three months ended March 31, 2004 compared to approximately $5.6 million for the same period in 2003. Castlewood Holdings generates its consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success-based fee arrangements. Included in these amounts was $313,000 in consulting fees charged to B.H. Acquisition, a related party, for each of the three months ended March 31, 2004 and 2003.

     Castlewood Holdings share of equity in earnings of partly-owned companies was $684,000 and $31,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. This amount represents Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition and the JCF CFN entities.

     Net investment income for the three months ended March 31, 2004 was approximately $2.2 million compared to approximately $1.5 million for the same period in 2003. Investment income includes interest income earned from cash, cash equivalents and debt securities and, in 2003, a loss from a currency option of $945,000. During the first quarter of 2003, Castlewood Holdings sold a currency option as an economic hedge on Castlewood Holdings' portion of the purchase price of Toa-UK. The weakening of the British pound from the sale date of the currency option to the completion date of the Toa-UK transaction had an adverse effect on Castlewood Holdings' hedge, resulting in the loss of $945,000.

     Salaries and benefits, which include accrued bonuses, were approximately $4.2 million for the three months ended March 31, 2004 compared to approximately $3.3 million for the same period in 2003. Castlewood Holdings is a service based company and, as such, employee salaries and benefits are its largest cost. The increased cost is mainly attributable to the growth in staff of Castlewood Holdings over the past year.

     General and administrative expenses were approximately $2.1 million for the three months ended March 31, 2004 compared to approximately $2.3 million for the same period in 2003. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda, and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings has recorded foreign exchange gains of approximately $1.1 million for the three months ended March 31, 2004 and foreign exchange losses of $76,000 for the same period in 2003. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.

     Income taxes of $266,000 were recorded for the three months ended March 31, 2004 compared to $79,000 for the same period in 2003. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

     In March 2003, Castlewood Holdings and Shinsei completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. The acquisition was effected through Hillcot, a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Castlewood Holdings recorded a minority interest in subsidiary income of $456,000, representing Shinsei's proportionate share of earnings from Hillcot for the three months ended March 31, 2004.

  B.H. ACQUISITION

     B.H. Acquisition reported a net loss of $257,000 for the three months ended March 31, 2004 compared to net income of $70,000 for the same period in the prior year.

     The Company had an underwriting loss of $290,000 for the three months ended March 31, 2004 compared to net underwriting income of $2,000 for the same period in 2003.

     Net investment income was $458,000 and $470,000 for the three months ended March 31, 2004 and 2003, respectively. Investment income consists primarily of interest income earned from cash, cash equivalents, debt securities and mutual funds.

     Amortization of the run-off provision was $333,000 and $375,000 for the three months ended March 31, 2004 and 2003, respectively. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. In 2003, an additional provision was established and the expected life of the run-off was extended 2 years. This provision is amortized on a straight-line basis over this period.

     General and administrative expenses were $915,000 and $751,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. General and administrative expenses include legal, audit, management and actuarial expenses.

     B.H. Acquisition recorded a foreign exchange gain of $157,000 and a foreign exchange loss of $26,000 for the three months ended March 31, 2004 and 2003, respectively. Through its subsidiaries, BH Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. At March 31, 2004, the Company had cash and cash equivalents of approximately $59.2 million in interest bearing accounts (interest at floating rates) and approximately $4.1 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $633,000 per year. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at March 31, 2004 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission ("SEC") rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no changes to the Company's internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting subsequent to the date of their evaluation.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

REFERENCE
 NUMBER                           DESCRIPTION OF EXHIBITS
---------                         -----------------------
   2.1    --    Shareholders Agreement, dated as of July 3, 2000, among B.H.
                Acquisition Limited, the Company and the other parties
                thereto (incorporated by reference to Exhibit 2.1 to the
                Current Report on Form 8-K, dated July 18, 2000).
   2.2    --    Investment Agreement, dated as of July 3, 2000, among B.H.
                Acquisition Limited, the Company and the other parties
                thereto (incorporated by reference to Exhibit 2.2 to the
                Current Report on Form 8-K, dated July 18, 2000).
   2.3    --    Share Sale and Purchase Agreement, dated as of March 31,
                2000, between PetroFina S.A. and B.H. Acquisition Limited
                (incorporated by reference to Exhibit 2.3 to the Current
                Report on Form 8-K, dated July 18, 2000).
   2.4    --    Share Sale and Purchase Agreement, dated as of March 31,
                2000, between PetroFina S.A., Brittany Holdings Limited and
                B.H. Acquisition Limited (incorporated by reference to
                Exhibit 2.4 to the Current Report on Form 8-K, dated July
                18, 2000).
   2.5    --    Share Purchase and Capital Commitment Agreement, dated as of
                October 1, 2001, between the Company, Castlewood Holdings,
                Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
                Marsh & McLennan Employees' Securities Company, L.P. and the
                other parties thereto (incorporated by reference to Exhibit
                2.1 to the Current Report on Form 8-K, dated December 13,
                2001).
   2.6    --    Amendment No. 1 and Waiver of Certain Closing Conditions to
                the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
                Exhibit 2.2 to the Current Report on Form 8-K, dated
                December 13, 2001).
   2.7    --    Agreement Relating to the Sale and Purchase of the Entire
                Issued Share Capital of Toa-UK, dated as of March 28, 2003, between The Toa Reinsurance Company, Limited, Castlewood
                Holdings and Shinsei (incorporated by reference to Exhibit
                2.1 to the Current Report on Form 8-K, dated April 11,
                2003).
   2.8    --    Purchase and Sale Agreement, dated March 10, 2004, by and
                among J.C. Flowers I L.P., JCF CFN LLC, JCF CFN II LLC, JCF
                AIV II LP, JCF AIV III LP, JCF Associates I LLC and FIT CFN
                Holdings LLC (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated March 23, 2004).
   3.1    --    Articles of Incorporation of the Company, as amended on June
                10, 1998 (incorporated by reference to Exhibit 3.1 to the
                Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2    --    Bylaws of the Company, as amended on May 20, 1999
                (incorporated by reference to Exhibit 3.2 to the Quarterly
                Report on Form 10-Q, dated August 6, 1999).
   4.1    --    Rights Agreement between the Company and American Stock
                Transfer & Trust Company, as Rights Agent, dated as of
                January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
                dated March 27, 1997).
   4.2    --    Amendment Agreement, dated as of October 20, 1998, to the
                Rights Agreement, dated as of January 20, 1997, between the
                Company and American Stock Transfer & Trust Company
                (incorporated by reference to Exhibit 10.2 to the Current
                Report on Form 8-K dated October 20, 1998).
  31.1    --    Certification of Chief Executive Officer pursuant to Rule
                13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
                Act of 1934 as adopted under Section 302 of the
                Sarbanes-Oxley Act of 2002.

REFERENCE
 NUMBER                           DESCRIPTION OF EXHIBITS
---------                         -----------------------
  31.2    --    Certification of Chief Financial Officer pursuant to Rule
                13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
                Act of 1934 as adopted under Section 302 of the
                Sarbanes-Oxley Act of 2002.
  32.1    --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2    --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.1    --    The Enstar Group, Inc. Private Securities Litigation Reform
                Act of 1995 Safe Harbor Compliance Statement For
                Forward-Looking Statements (incorporated by reference to
                Exhibit 99.1 to the Annual Report on Form 10-K, dated March
                15, 2004).

     (b) Reports on Form 8-K

     On March 23, 2004 the Company filed a Current Report on Form 8-K pursuant to Item 2 -- Acquisition or Disposition of Assets and Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits.

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

Date: May 10, 2004