Form 10-Q
period 2004-06-30
ENSTAR GROUP INC
filed 2004-08-09
CIK 55820

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at August 9, 2004 was 5,517,909.

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 62,390     $ 55,767
  Certificates of deposit...................................     4,072        4,072
  Receivable from affiliate.................................        92          120
  Other current assets......................................        76          152
                                                              --------     --------
       Total current assets.................................    66,630       60,111
Partially owned equity affiliates...........................    87,795       91,839
Other assets................................................       503          499
                                                              --------     --------
       Total assets.........................................  $154,928     $152,449
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    411     $    437
  Accrued taxes.............................................       625          625
  Income taxes payable......................................     2,284        2,562
                                                              --------     --------
       Total current liabilities............................     3,320        3,624
Deferred income taxes.......................................     2,422        1,766
Deferred compensation.......................................       565          695
Other liabilities...........................................       438          432
                                                              --------     --------
       Total liabilities....................................     6,745        6,517
                                                              --------     --------
Commitments and contingencies (Note 4)
Minority interest...........................................    10,202       11,449
                                                              --------     --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,960,260 and 5,908,104 shares issued at
     June 30, 2004 and December 31, 2003, respectively).....        60           59
  Additional paid-in capital................................   190,008      188,591
  Deferred compensation of partially owned equity
     affiliate..............................................      (204)        (284)
  Accumulated other comprehensive income of partially owned
     equity affiliates, net.................................       868          669
  Accumulated deficit.......................................   (46,941)     (48,742)
  Treasury stock, at cost (442,351 shares)..................    (5,810)      (5,810)
                                                              --------     --------
       Total shareholders' equity...........................   137,981      134,483
                                                              --------     --------
       Total liabilities and shareholders' equity...........  $154,928     $152,449
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2004         2003         2004         2003
                                               ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Interest income..............................  $      201   $      242   $      378   $      479
Earnings of partially owned equity
  affiliates.................................       1,980        3,360        4,980        4,385
Other income.................................         198          183          298          283
General and administrative expenses..........        (780)        (823)      (1,507)      (1,613)
                                               ----------   ----------   ----------   ----------
Income before income taxes and minority
  interest...................................       1,599        2,962        4,149        3,534
Income taxes.................................        (450)        (740)      (1,279)      (1,243)
                                               ----------   ----------   ----------   ----------
Income before minority interest..............       1,149        2,222        2,870        2,291
Minority interest............................        (446)        (119)      (1,069)        (119)
                                               ----------   ----------   ----------   ----------
Net income...................................  $      703   $    2,103   $    1,801   $    2,172
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic.......................   5,485,240    5,465,753    5,475,496    5,465,753
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming dilution...........   5,778,593    5,887,048    5,773,744    5,864,585
                                               ==========   ==========   ==========   ==========
Net income per common share -- basic.........  $     0.13   $     0.38   $     0.33   $     0.40
                                               ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution...................................  $     0.12   $     0.36   $     0.31   $     0.37
                                               ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              ---------------   ---------------
                                                              2004     2003      2004     2003
                                                              -----   -------   ------   ------
                                                                   (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
                                                                         (UNAUDITED)
Net income..................................................  $703    $2,103    $1,801   $2,172
Other comprehensive income (loss) of partially owned equity
  affiliates:
  Unrealized holding gains (losses) on investments, net of
     income tax expense (benefit) of $103, $(6), $150 and
     $(13)..................................................   163      (130)      240      (42)
  Reclassification adjustment for gains (losses) included in
     net income.............................................    --       119        --       20
  Unrealized loss on cash flow hedge, net of income tax
     benefit of $8 and $41..................................   (13)       --       (66)      --
  Currency translation adjustment, net of income tax
     (benefit) expense of $(17), $38, $15 and $29...........   (27)       62        25       48
                                                              ----    ------    ------   ------
Other comprehensive income..................................   123        51       199       26
                                                              ----    ------    ------   ------
Comprehensive income........................................  $826    $2,154    $2,000   $2,198
                                                              ====    ======    ======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2004         2003
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $ 1,801     $  2,172
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Earnings of partially owned equity affiliates..........    (4,980)      (4,385)
     Dividends and distributions received from partially
      owned equity affiliates...............................     9,586       20,826
     Minority interest in earnings of JCF CFN...............     1,069          119
     Noncash compensation expense...........................        33          133
     Deferred income taxes..................................       532        1,063
     Tax benefit from exercise of stock options and issuance
      of shares from deferred compensation plan.............       606           --
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................      (304)         170
     Other, net.............................................       199           22
                                                               -------     --------
       Net cash provided by operating activities............     8,542       20,120
                                                               -------     --------
Cash flows from investing activities:
  Capital contribution to Castlewood Holdings Limited.......        --       (7,169)
  Investment of JCF CFN in Green Tree.......................        --      (24,685)
  Purchases of certificates of deposit......................    (4,072)      (6,140)
  Maturities of certificates of deposit.....................     4,072        6,105
                                                               -------     --------
       Net cash used in investing activities................        --      (31,889)
                                                               -------     --------
Cash flows from financing activities:
  Minority interest's capital contribution in JCF CFN.......        --       10,200
  Distributions to minority interest........................    (2,474)          --
  Proceeds from exercise of stock options...................       555           --
                                                               -------     --------
       Net cash (used in) provided by financing
        activities..........................................    (1,919)      10,200
                                                               -------     --------
Increase (decrease) in cash and cash equivalents............     6,623       (1,569)
Cash and cash equivalents at the beginning of the period....    55,767       55,375
                                                               -------     --------
Cash and cash equivalents at the end of the period..........   $62,390     $ 53,806
                                                               =======     ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $   420     $     --
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

     The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition, results of operations and cash flows for the interim period. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004 under the Securities Exchange Act of 1934, as amended.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enstar Financial Services, Inc., an inactive company. Since adoption of Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" in 2003, the Company also consolidates the JCF CFN Entities, recording a minority interest for Castlewood Holdings' 40% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (f) Revenue Recognition -- Revenue includes interest income earned from cash, cash equivalents and certificates of deposit and the Company's proportionate share of earnings from partially owned equity affiliates. Interest income is recorded when earned. The Company's proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC ("B-Line"). Prior to its disposal of B-Line in the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears.

     (g) Stock-Based Compensation -- For the three and six months ended June 30, 2004 and 2003, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense is being recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
and net income per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

                                                       THREE MONTHS               SIX MONTHS
                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                   ---------------------    ----------------------
                                                     2004        2003         2004         2003
                                                   --------    ---------    ---------    ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     (UNAUDITED)
Net income, as reported..........................   $ 703       $2,103       $1,801       $2,172
Add: Stock-based employee compensation expense
  included in reported net income, net of income
  taxes..........................................      10           41           20           82
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of income taxes.....    (118)         (57)        (235)        (115)
                                                    -----       ------       ------       ------
Pro forma net income.............................   $ 595       $2,087       $1,586       $2,139
                                                    =====       ======       ======       ======
Income per common share:
  Basic -- as reported...........................   $0.13       $ 0.38       $ 0.33       $ 0.40
                                                    =====       ======       ======       ======
  Basic -- pro forma.............................   $0.11       $ 0.38       $ 0.29       $ 0.39
                                                    =====       ======       ======       ======
  Assuming dilution -- as reported...............   $0.12       $ 0.36       $ 0.31       $ 0.37
                                                    =====       ======       ======       ======
  Assuming dilution -- pro forma.................   $0.10       $ 0.35       $ 0.27       $ 0.36
                                                    =====       ======       ======       ======

     (h) Reclassifications -- Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation.

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

  B.H. ACQUISITION

     In July 2000, the Company, through B.H. Acquisition, a joint venture with Castlewood Limited ("Castlewood") and an entity controlled by Trident II, L.P. ("Trident"), acquired as an operating business two reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI"). Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. The Company owns 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood owns 33% of the voting stock and a 45% economic interest in B.H. Acquisition. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting.

  CASTLEWOOD HOLDINGS LIMITED

     In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the "Castlewood Principals"), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in "run-off" (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). The Castlewood Principals contributed at closing all the shares of Castlewood to Castlewood Holdings and received in exchange a 33 1/3% economic interest in the newly incorporated Castlewood Holdings, plus notes and cash totaling $4.275 million. As part of the transaction, the Company and Trident made capital commitments of $39.5 million each, totaling $79 million, in exchange for their 33 1/3% economic interests in Castlewood Holdings. The Company owns 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each own 25% of Castlewood Holdings' voting stock. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     Immediately following the closing of the Castlewood Holdings Transaction, the Company and Trident each contributed $12.5 million to Castlewood Holdings. Through a subsidiary, Castlewood Holdings completed the acquisition of two reinsurance companies, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda. The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited, a Bermuda-based company, for approximately $4.1 million.

     Also in August 2002, the Company funded an additional $21 million to Castlewood Holdings. The funds were used, in part, to capitalize Fitzwilliam
(SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary of Castlewood Holdings. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The Company's remaining commitment to Castlewood Holdings of approximately $7.2 million was funded in March 2003.

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based company, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining 49.9% interest reflected as minority interest. J. Christopher Flowers ("Mr. Flowers"), a member of the Company's board of directors and the Company's largest shareholder, is a director of Shinsei. Castlewood Holdings' results of operations include the results of Toa-UK from the date of acquisition in March 2003.

  B-LINE

     In November 1998, the Company purchased membership units of B-Line for $965,000. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses.

  PARTIALLY OWNED EQUITY AFFILIATES OF JCF CFN

     During 2003, the Company funded approximately $15.3 million to the JCF CFN Entities in exchange for a 60% interest in such entities. In addition, Castlewood Holdings funded approximately $10.2 million to the JCF CFN Entities in exchange for a 40% interest.

     The JCF CFN Entities invested in Green Tree together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. In June 2003, the JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance for approximately $630 million in cash plus certain assumed liabilities. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. J.C. Flowers I LP is a private investment

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
fund, the general partner of which is JCF Associates I LLC. The managing member of JCF Associates I LLC is Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The JCF CFN Entities account for the investment in Green Tree under the equity method of accounting. Because the JCF CFN Entities are consolidated, Green Tree is treated as a partially owned equity affiliate of the Company.

     In March 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, signed a definitive agreement for the sale of their entire interests in Green Tree to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC and Cerberus Green Tree Investments, LLC and Cerberus JCF Coinvest, LLC, each an affiliate of Cerberus Capital Management L.P. (Note 9).

  SUMMARIZED FINANCIAL INFORMATION

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, respectively. Summarized financial information for Green Tree is presented as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 (Green Tree was acquired in June 2003). Summarized information for B-Line is presented for the three and six months ended June 30, 2003 (the Company sold its entire interest in B-Line in December 2003). The summarized financial information presented below for B.H. Acquisition, Castlewood Holdings and Green Tree is derived from their respective audited financial statements for December 31, 2003 and their unaudited quarterly financial statements. The summarized financial information presented below for B-Line is derived from its unaudited quarterly financial statements.

                                                                 JUNE 30, 2004
                                                     -------------------------------------
                                                        B.H.       CASTLEWOOD
                                                     ACQUISITION    HOLDINGS    GREEN TREE
                                                     -----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Total assets.......................................   $113,340      $618,347    $1,249,801
Total liabilities..................................     75,776       445,962       663,813
Minority interest..................................                   28,707
Total equity.......................................     37,564       143,678       585,988

                                                               DECEMBER 31, 2003
                                                     -------------------------------------
                                                        B.H.       CASTLEWOOD
                                                     ACQUISITION    HOLDINGS    GREEN TREE
                                                     -----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Total assets.......................................   $120,474      $632,347    $1,020,514
Total liabilities..................................     82,167       456,436       399,457
Minority interest..................................                   28,295
Total equity.......................................     38,307       147,616       621,057

                                                        THREE MONTHS ENDED JUNE 30, 2004
                                                      -------------------------------------
                                                         B.H.       CASTLEWOOD
                                                      ACQUISITION    HOLDINGS    GREEN TREE
                                                      -----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Revenue.............................................                  $6,289      $111,183
Underwriting income (loss)..........................     $(290)        2,333
Operating income....................................                                51,511
Net income (loss)...................................      (485)        2,109        38,162

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                         SIX MONTHS ENDED JUNE 30, 2004
                                                      -------------------------------------
                                                         B.H.       CASTLEWOOD
                                                      ACQUISITION    HOLDINGS    GREEN TREE
                                                      -----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Revenue.............................................                 $10,668      $246,370
Underwriting income (loss)..........................     $(580)        4,173
Operating income....................................                               116,548
Net income (loss)...................................      (742)        5,295        93,183

                                                         THREE MONTHS ENDED JUNE 30, 2003
                                                        ----------------------------------
                                                                     B.H.       CASTLEWOOD
                                                        B-LINE    ACQUISITION    HOLDINGS
                                                        -------   -----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Revenue...............................................  $12,358                   $8,348
Underwriting income (loss)............................               $(404)        2,000
Operating income......................................    3,822
Net income (loss).....................................    3,822       (263)        8,194

                                                          SIX MONTHS ENDED JUNE 30, 2003
                                                        ----------------------------------
                                                                     B.H.       CASTLEWOOD
                                                        B-LINE    ACQUISITION    HOLDINGS
                                                        -------   -----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Revenue...............................................  $23,960                  $13,949
Underwriting income (loss)............................               $(403)        2,700
Operating income......................................    7,620
Net income (loss).....................................    7,620       (193)       10,248

     The Company's consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $16.1 million and approximately $18.9 million at June 30, 2004 and December 31, 2003, respectively.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

     The Company is currently negotiating the renewal of its lease of an office building which serves as the corporate headquarters. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,750 and $350 per month, respectively. In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000.

NOTE 5:  INCOME TAXES

     Income tax expense was $450,000 and approximately $1.3 million for the three and six months ended June 30, 2004, respectively, compared to $740,000 and approximately $1.2 million for the same periods in 2003. The Company's effective tax rates for 2004 and 2003 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and state income taxes.

     The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries and tax credits at

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

June 30, 2004 and December 31, 2003. During the six months ended June 30, 2004, the Company increased the valuation allowance from approximately $7.2 million to approximately $7.3 million.

     In the second quarter of 2004 additional paid-in capital increased by $606,000 as a result of an income tax benefit. This income tax benefit resulted from tax deductions triggered by the exercise of stock options and the issuance of shares of common stock from the Deferred Compensation and Stock Plan for Non-Employee Directors.

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

     A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, respectively, is as follows:

                                                                 JUNE 30, 2004
                                           ---------------------------------------------------------
                                                          B.H.       CASTLEWOOD
                                           CORPORATE   ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                                           ---------   -----------   ----------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity affiliates......                $12,477      $47,786     $27,532   $ 87,795
  Corporate assets.......................   $67,133                                           67,133
                                            -------      -------      -------     -------   --------
     Total...............................   $67,133      $12,477      $47,786     $27,532   $154,928
                                            =======      =======      =======     =======   ========

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
                                            =======      =======      =======     =======   ========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                        THREE MONTHS ENDED JUNE 30, 2004
                                             -------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                             CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                             ---------   -----------   ----------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Net underwriting income (loss).............                 $(290)      $ 2,333
Revenue....................................                               6,289
Net investment income......................                    55           481
Interest income............................   $   201
Share of net income of partly-owned
  companies................................                                 342     $1,661
General and administrative expenses........      (780)       (224)       (7,088)
Amortization of run-off provision..........                   333
Other income...............................       198
Foreign exchange loss......................                  (359)         (104)
                                              -------       -----       -------     ------
Income (loss) before income taxes..........      (381)       (485)        2,253      1,661
Income taxes...............................      (450)                     (188)
Minority interest..........................      (446)                       44
                                              -------       -----       -------     ------
Net income (loss)..........................   $(1,277)      $(485)      $ 2,109     $1,661
                                              =======
Company's economic ownership %.............                    33%       33 1/3%
                                                            -----       -------     ------
                                                                            702
Company's portion of earnings from JCF
  CFN......................................                                (223)
                                                                        -------
Earnings (losses) of partially owned equity
  affiliates...............................                 $(160)      $   479     $1,661    $1,980
                                                            =====       =======     ======    ======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                         SIX MONTHS ENDED JUNE 30, 2004
                                             -------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                             CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                             ---------   -----------   ----------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Net underwriting income (loss).............                $  (580)     $  4,173
Revenue....................................                               10,668
Net investment income......................                    513         2,687
Interest income............................   $   378
Share of net income of partly-owned
  companies................................                                1,026    $3,995
General and administrative expenses........    (1,507)      (1,139)      (13,366)
Amortization of run-off provision..........                    666
Other income...............................       298
Foreign exchange gain (loss)...............                   (202)          973
                                              -------      -------      --------    ------
Income (loss) before income taxes..........      (831)        (742)        6,161     3,995
Income taxes...............................    (1,279)                      (454)
Minority interest..........................    (1,069)                      (412)
                                              -------      -------      --------    ------
Net income (loss)..........................   $(3,179)     $  (742)     $  5,295    $3,995
                                              =======
Company's economic ownership %.............                     33%       33 1/3%
                                                           -------      --------    ------
                                                                           1,764
Company's portion of earnings from JCF
  CFN......................................                                 (534)
                                                                        --------
Earnings (losses) of partially owned equity
  affiliates...............................                $  (245)     $  1,230    $3,995    $4,980
                                                           =======      ========    ======    ======

     A minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities is reported in the Corporate column.

                                                   THREE MONTHS ENDED JUNE 30, 2003
                                   -----------------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                   CORPORATE   B-LINE    ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                   ---------   -------   -----------   ----------   -------   ------
                                                        (DOLLARS IN THOUSANDS)
Net underwriting income (loss)...                           $(404)      $ 2,000
Revenue..........................              $12,358                    8,348
Net investment income............                             434         3,314
Interest income..................   $   242
Share of net income (loss) of
  partly-owned company...........                                          (118)     $397
General and administrative
  expenses.......................      (823)    (7,157)      (912)       (3,987)
Amortization of run-off
  provision......................                             375
Interest expense.................               (1,379)
Other income.....................       183
Foreign exchange gain............                             244           888
                                    -------    -------      -----       -------      ----
Income (loss) before income
  taxes..........................      (398)     3,822       (263)       10,445       397
Income taxes.....................      (740)                               (607)
Minority interest................      (119)                             (1,644)
                                    -------    -------      -----       -------      ----
Net income (loss)................   $(1,257)   $ 3,822      $(263)      $ 8,194      $397
                                    =======    -------      -----       -------      ----
Company's economic ownership %...                 8.34%        33%       33 1/3%
                                               -------      -----       -------      ----
Earnings (losses) of partially
  owned equity affiliates........              $   319      $ (87)      $ 2,731      $397     $3,360
                                               =======      =====       =======      ====     ======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                    SIX MONTHS ENDED JUNE 30, 2003
                                  ------------------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                  CORPORATE    B-LINE    ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                  ---------   --------   -----------   ----------   -------   ------
                                                        (DOLLARS IN THOUSANDS)
Net underwriting income
  (loss)........................                           $  (403)     $ 2,700
Revenue.........................              $ 23,960                   13,949
Net investment income...........                               905        4,773
Interest income.................   $   479
Share of net income (loss) of
  partly-owned company..........                                            (87)     $397
General and administrative
  expenses......................    (1,613)    (13,133)     (1,663)      (9,568)
Amortization of run-off
  provision.....................                               750
Interest expense................                (3,207)
Other income....................       283
Foreign exchange gain...........                               218          811
                                   -------    --------     -------      -------      ----
Income (loss) before income
  taxes.........................      (851)      7,620        (193)      12,578       397
Income taxes....................    (1,243)                                (686)
Minority interest...............      (119)                              (1,644)
                                   -------    --------     -------      -------      ----
Net income (loss)...............   $(2,213)   $  7,620     $  (193)     $10,248      $397
                                   =======
Company's economic ownership
  %.............................                  8.34%         33%      33 1/3%
                                              --------     -------      -------      ----
Earnings (losses) of partially
  owned equity affiliates.......              $    636     $   (64)     $ 3,416      $397     $4,385
                                              ========     =======      =======      ====     ======

NOTE 7:  STOCK COMPENSATION

     In May 2004 Mr. Jeffrey S. Halis resigned from the Company's board of directors. Upon his resignation, Mr. Halis exercised 25,000 stock options in connection with the 1997 Amended Outside Directors' Stock Option Plan at an exercise price of $10.8125 per share and 15,000 stock options in connection with the 2001 Outside Directors' Stock Option Plan at an exercise price of $18.90 per share. In addition, 12,156 shares of the Company's common stock were issued to Mr. Halis pursuant to the terms of the Deferred Compensation and Stock Plan for Non-Employee Directors.

NOTE 8:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three and six months ended June 30, 2004 and 2003. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans.

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2004         2003         2004         2003
                                               ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Net income...................................  $      703   $    2,103   $    1,801   $    2,172
                                               ==========   ==========   ==========   ==========
Net income per common share -- basic.........  $     0.13   $     0.38   $     0.33   $     0.40
                                               ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution...................................  $     0.12   $     0.36   $     0.31   $     0.37
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic.......................   5,485,240    5,465,753    5,475,496    5,465,753
Common share equivalents.....................     293,353      421,295      298,248      398,832
                                               ----------   ----------   ----------   ----------
Weighted average shares
  outstanding -- assuming dilution...........   5,778,593    5,887,048    5,773,744    5,864,585
                                               ==========   ==========   ==========   ==========

NOTE 9:  SUBSEQUENT EVENTS

     In July 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, completed the sale of their entire interests in Green Tree to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, and Cerberus Green Tree Investments, LLC and Cerberus JCF Coinvest, LLC, each an affiliate of Cerberus Capital Management L.P. In exchange for their entire interest, the JCF CFN Entities received aggregate sales proceeds of approximately $40 million in cash. Of this amount, Castlewood Holdings received aggregate sales proceeds of approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004. The Company will record a realized gain on the sale in the third quarter of 2004.

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries ("Enstar") as of June 30, 2004, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of Enstar's management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar as of December 31, 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                               /s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 9, 2004

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

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at June 30, 2004 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

  CASTLEWOOD HOLDINGS AND B.H. ACQUISITION

     Certain amounts in Castlewood Holdings' and B.H. Acquisition's consolidated financial statements are the result of transactions that require the use of best estimates and assumptions to determine reported values. These amounts could ultimately be materially different than what has been provided in their consolidated financial statements. The assessment of loss reserves and reinsurance recoverable are considered to be the values requiring the most inherently subjective and complex estimates. In addition, the assessment of the possible impairment of goodwill involves certain estimates and assumptions. As such, the accounting policies for these amounts are of critical importance to their consolidated financial statements.

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

     Goodwill -- On January 1, 2002, Castlewood Holdings and B.H. Acquisition adopted SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill be assessed for impairment on at least an annual basis and that negative goodwill be reversed immediately upon adoption. In assessing the recoverability of Castlewood Holdings' goodwill, Castlewood Holdings must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Castlewood Holdings may be required to record impairment charges for these assets.

RECENT DEVELOPMENTS

     In July 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, completed the sale of their entire interests in Green Tree to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, and Cerberus Green Tree Investments, LLC and Cerberus JCF Coinvest, LLC, each an affiliate of Cerberus Capital Management L.P. In exchange for their entire interest, the JCF CFN Entities received aggregate sales proceeds of approximately $40 million in cash. Of this amount, Castlewood Holdings received aggregate sales proceeds of approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004.

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

     Net cash provided by operating activities decreased from approximately $20.1 million for the six months ended June 30, 2003 to approximately $8.5 million for the same period in 2004. This substantial decrease was primarily due to the receipt of approximately $20.8 million in dividends from Castlewood Holdings in 2003, compared to the receipt of distributions of approximately $6.6 million from Green Tree and a $3.0 million dividend from Castlewood Holdings in 2004.

     Net cash used in investing activities was approximately $31.9 million for the six months ended June 30, 2003. The Company funded capital contributions to Castlewood Holdings of approximately $7.2 million. In addition, the JCF CFN Entities invested approximately $24.7 million in Green Tree in 2003.

     Net cash used in financing activities was approximately $1.9 million for the six months ended June 30, 2004 compared to net cash provided by financing activities of approximately $10.2 million for the same period in 2003. During 2004, approximately $2.5 million was distributed to Castlewood Holdings as the minority interest portion of the approximately $6.2 million distribution received from Green Tree in March 2004. This amount was partially offset by the receipt of $555,000 from the exercise of certain stock options in May 2004. Net cash provided by financing activities of approximately $10.2 million in 2003 represents Castlewood Holdings' minority interest capital contribution in the JCF CFN Entities.

     The Company's assets, aggregating approximately $154.9 million at June 30, 2004, include approximately $62.4 million in cash and cash equivalents and approximately $4.1 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The Company is currently negotiating the renewal of its lease of an office building which serves as the corporate headquarters. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $2,750 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In February 2002, the Company entered into an agreement with J.C. Flowers & Company, LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Company, LLC for an annual payment of $66,000. J.C. Flowers & Company, LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

RESULTS OF OPERATIONS

     The Company reported net income of $703,000 and approximately $1.8 million for the three and six months ended June 30, 2004, respectively, compared to net income of approximately $2.1 million and approximately $2.2 million for the same periods in the prior year. The changes in net income for the three and six month periods ended June 30, 2004 compared to the same periods in the prior year were primarily attributable to increased earnings from Green Tree and decreased earnings from the Company's other partially owned equity affiliates.

     Interest income was $201,000 and $378,000 for the three and six months periods ended June 30, 2004, respectively, compared to $242,000 and $479,000 for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income decreased primarily as a result of a reduction of interest rates earned on the Company's cash, cash equivalents and certificates of deposit.

     Earnings of partially owned equity affiliates were approximately $2.0 million and approximately $5.0 million for the three and six month periods ended June 30, 2004, respectively, compared to approximately $3.4 million and approximately $4.4 million for the same periods in the prior year. The Company recorded equity in losses of $160,000 and $245,000 from B.H. Acquisition for the three and six month periods ended June 30, 2004, respectively, compared to equity in losses of $87,000 and $64,000 for the same periods in 2003. The Company recorded equity in earnings of $479,000 and approximately $1.2 million from Castlewood Holdings for the three and six months ended June 30, 2004, respectively, compared to approximately $2.7 million and approximately $3.4 million for the same periods in 2003. The Company's equity in earnings from B-Line was $319,000 and $636,000 for the three and six months ended June 30, 2003 (the Company sold its entire interest in B-Line in December 2003). The Company reported equity in earnings of approximately $1.7 million and approximately $4.0 million from Green Tree for the three and six months ended June 30, 2004, respectively, compared to $397,000 for the three months ended June 30, 2003 (the Company's made its investment in Green Tree in June 2003). The Company's reported income was reduced by $446,000 and approximately $1.1 million to reflect Castlewood Holdings' minority interest in Green Tree for the three and six months ended June 30, 2004, respectively, compared to $119,000 for the three months ended June 30, 2003. For further discussion of the reasons underlying the changes in earnings (losses) from B.H. Acquisition and Castlewood Holdings, see "-- Results of Operations -- Partially Owned Equity Affiliates".

     Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company's partially owned equity affiliates.

     General and administrative expenses were $780,000 and approximately $1.5 million for the three and six month periods ended June 30, 2004, respectively, compared to $823,000 and approximately $1.6 million for the same periods in 2003. Of these amounts, $291,000 and $593,000, including non-cash compensation, related to employee expenses for the three and six month periods ended June 30, 2004, respectively, compared to $361,000 and $769,000 for the same periods in 2003. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were $332,000 and $574,000 for the three and six months ended June 30, 2004, respectively, compared to $287,000 and $497,000 for the same periods in 2003.

     Income tax expense was $450,000 and approximately $1.3 million for the three and six months ended June 30, 2004, respectively, compared to $740,000 and approximately $1.2 million for the same periods in 2003. The Company's effective tax rates for 2004 and 2003 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and state income taxes.

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  CASTLEWOOD HOLDINGS

     Castlewood Holdings reported consolidated net earnings of $2.1 million and $5.3 million for the three and six months ended June 30, 2004, respectively, compared to net earnings of $8.2 million and $10.2 million for the same periods in 2003. The reduction in earnings of $4.9 million for the six months ended June 30, 2004 compared to the same period in 2003 was due to a combination of reduced consulting fees, increased salaries and benefits cost and a reduction in investment income earned.

     Underwriting income was $2.3 million and $4.2 million for the three and six months ended June 30, 2004, respectively, compared to $2.0 million and $2.7 million for the same periods in 2003. The increase for the six months ended June 2004 over 2003 is due primarily to the inclusion of Hillcot Re results for a full six months versus only three months in 2003.

     Castlewood Holdings earned consulting fees of $6.3 million and $10.7 million for the three and six months ended June 30, 2004, respectively, compared to $8.3 million and $14.0 million for the same periods in 2003. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success based fee arrangements. Included in these amounts were $313,000 and $625,000 in consulting fees charged to B.H. Acquisition, a partly-owned company, for each of the three and six months ended June 30, 2004 and 2003, respectively.

     Castlewood Holdings' share of equity in earnings from its partly-owned companies was $342,000 and $1.0 million for the three and six months ended June 30, 2004, respectively, compared to equity in losses of $118,000 and $87,000 for the same periods in 2003. This amount represents Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition and the JCF CFN Entities.

     Net investment income, excluding unrealized gains and losses, was $481,000 and $2.7 million for the three and six months ended June 30, 2004, respectively, compared to $3.3 million and $4.8 million for the same periods in 2003. Investment income includes interest income earned from cash, cash equivalents, debt securities and cash equivalent mutual funds and, in 2003, a loss from a currency option of $945,000. During the first quarter of 2003, Castlewood Holdings sold a currency option as an economic hedge on Castlewood Holdings' portion of the purchase price of Toa-UK. The weakening of the British pound from the sale date of the currency option to the completion date of the Toa-UK transaction had an adverse effect on Castlewood Holdings' hedge, resulting in the loss of $945,000. The reduction in net investment income for the six months ended June 30, 2004 compared to the same period in 2003 is attributable to the reduction in interest rates along with the lower return earned in the second quarter on one of its cash equivalent mutual funds.

     Salaries and benefits were $4.2 million and $8.4 million for the three and six months ended June 30, 2004, respectively, compared to $1.1 million and $4.4 million for the same periods in 2003. Castlewood Holdings is a service based company and as such employee salaries and benefits are its largest cost. Additionally, Castlewood Holdings has a discretionary bonus plan included as a part of its employee compensation. During the quarter ended June 30, 2003 the bonus plan was amended, resulting in a decrease in bonus accruals and salaries and benefits expense of $2.6 million for the three month period ended June 30, 2003.

     General and administrative expenses were $2.8 million and $5.0 million for the three and six months ended June 30, 2004, respectively, compared to $2.9 million and $5.2 million for the same periods in 2003. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings has recorded a foreign exchange loss of $104,000 and a foreign exchange gain of $1.0 million for the three and six months ended June 30, 2004, respectively, compared to gains of $888,000 and $811,000 for the same periods in 2003. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.

     Income taxes of $188,000 and $454,000 were recorded for the three and six months ended June 30, 2004, respectively, compared to $607,000 and $686,000 for the same periods in 2003. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

     Castlewood Holdings has recorded a minority interest in earnings (losses) of $(44,000) and $412,000 for the three and six months ended June 30, 2004, respectively, compared to $1.6 million and $1.6 million for the same periods in 2003. The minority interest amounts represent Shinsei's proportionate share of earnings from Hillcot.

  B.H. ACQUISITION

     B.H. Acquisition reported net losses of $485,000 and $742,000 for the three and six months ended June 30, 2004, respectively, compared to net losses of $263,000 and $193,000 for the same periods in the prior year.

     The Company had net underwriting losses of $290,000 and $580,000 for the three and six months ended June 30, 2004 compared to net underwriting losses of $404,000 and $403,000 for the same periods in 2003.

     Net investment income was $55,000 and $513,000 for the three and six months ended June 30, 2004, respectively, compared to $434,000 and $905,000 for the same periods in 2003. The principal source of net investment income was interest income earned from cash, cash equivalents and mutual funds. The decrease in income for the current quarter was attributable to a reduced return on one of the mutual funds held by the Company.

     Amortization of the run-off provision was $333,000 and $666,000 for the three and six months ended June 30, 2004, respectively, compared to $375,000 and $750,000 for the same periods in 2003. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. In 2003, an additional provision was established and the expected life of the run-off was extended 2 years. This provision is amortized on a straight-line basis over this period.

     General and administrative expenses were $224,000 and $1.1 million for the three and six months ended June 30, 2004, respectively, compared to $912,000 and $1.7 million for the same periods in 2003. General and administrative expenses include legal, audit, management and actuarial expenses. The recovery reflected in the current quarter relates primarily to the reclassification of claims-related legal expenses from general and administrative expenses to underwriting income.

     B.H. Acquisition recorded foreign exchange losses of $359,000 and $202,000 for the three and six months ended June 30, 2004, respectively, compared to foreign exchange gains of $244,000 and $218,000 for the same periods in 2003. Through its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. At June 30, 2004, the Company had cash and cash equivalents of approximately $62.4 million in interest bearing accounts (interest at floating rates) and approximately $4.1 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $665,000 per year. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at June 30, 2004 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 2004, Mr. Jeffrey S. Halis, a former director of the Company, exercised options to acquire 25,000 shares of the Company's common stock at an exercise price of $10.8125 per share and 15,000 shares of the Company's common stock at an exercise price of $18.90 per share. In addition, 12,156 shares of the Company's common stock were issued to Mr. Halis pursuant to the terms of the Deferred Compensation and Stock Plan for Non-Employee Directors. The foregoing purchases, sales and issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering. The total proceeds from Mr. Halis' option exercises of approximately $555,000 will be used to fund current operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 21, 2004. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

          (1) To consider and act upon a proposal to elect the following nominees to be directors for three year terms until the 2007 annual meeting of shareholders:

                                                                           VOTES
NOMINEE                                                       VOTES FOR   WITHHELD
-------                                                       ---------   --------
J. Christopher Flowers......................................  5,014,816    74,398
Gregory L. Curl.............................................  5,048,621    40,593
Paul J. Collins.............................................  5,048,595    40,619

          In addition to Messrs. Flowers, Curl and Collins, the continuing directors are Nimrod T. Frazer, John J. Oros, T. Whit Armstrong and T. Wayne Davis. Messrs. Frazer and Oros' terms expire in the year 2005 while Messrs. Armstrong and Davis' terms expire in the year 2006.

          (2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2004. Votes cast were: 5,000,095 for, 1,373 against and 87,746 abstentions.

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

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended June 30, 2004.

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

Date: August 9, 2004