Form 10-Q
period 2004-09-30
ENSTAR GROUP INC
filed 2004-11-09
CIK 55820

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at November 9, 2004 was 5,517,909.

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 81,681        $ 55,767
  Certificates of deposit...................................       4,086           4,077
  Receivable from affiliate.................................         101             120
  Other current assets......................................          32             147
                                                                --------        --------
       Total current assets.................................      85,900          60,111
Partially owned equity affiliates...........................      61,679          91,839
Other assets................................................         499             499
                                                                --------        --------
       Total assets.........................................    $148,078        $152,449
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $    328        $    437
  Accrued taxes.............................................         625             625
  Income taxes payable......................................       3,902           2,562
                                                                --------        --------
       Total current liabilities............................       4,855           3,624
Deferred income taxes.......................................       2,297           1,766
Deferred compensation.......................................         600             695
Other liabilities...........................................         441             432
                                                                --------        --------
       Total liabilities....................................       8,193           6,517
                                                                --------        --------
Commitments and contingencies (Note 4)
Minority interest...........................................          --          11,449
                                                                --------        --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,960,260 and 5,908,104 shares issued at
     September 30, 2004 and December 31, 2003,
     respectively)..........................................          60              59
  Additional paid-in capital................................     190,008         188,591
  Deferred compensation of partially owned equity
     affiliate..............................................        (164)           (284)
  Accumulated other comprehensive income of partially owned
     equity affiliates, net.................................         306             669
  Accumulated deficit.......................................     (44,515)        (48,742)
  Treasury stock, at cost (442,351 shares)..................      (5,810)         (5,810)
                                                                --------        --------
       Total shareholders' equity...........................     139,885         134,483
                                                                --------        --------
       Total liabilities and shareholders' equity...........    $148,078        $152,449
                                                                ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------------   -----------------------
                                                  2004         2003         2004         2003
                                               ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Interest income..............................  $      259   $      176   $      637   $      655
Earnings of partially owned equity
  affiliates.................................        (237)       2,520        4,743        6,905
Gain on sale of Green Tree...................       6,911           --        6,911           --
Other income.................................         100          100          398          383
General and administrative expenses..........        (610)        (714)      (2,117)      (2,327)
                                               ----------   ----------   ----------   ----------
Income before income taxes and minority
  interest...................................       6,423        2,082       10,572        5,616
Income taxes.................................      (2,093)        (634)      (3,372)      (1,877)
                                               ----------   ----------   ----------   ----------
Income before minority interest..............       4,330        1,448        7,200        3,739
Minority interest............................      (1,904)        (631)      (2,973)        (750)
                                               ----------   ----------   ----------   ----------
Net income...................................  $    2,426   $      817   $    4,227   $    2,989
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic.......................   5,517,909    5,465,753    5,489,737    5,465,753
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming dilution...........   5,808,920    5,887,388    5,786,621    5,872,191
                                               ==========   ==========   ==========   ==========
Net income per common share -- basic.........  $     0.44   $     0.15   $     0.77   $     0.55
                                               ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution...................................  $     0.42   $     0.14   $     0.73   $     0.51
                                               ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            THREE MONTHS           NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                        --------------------   --------------------
                                                          2004         2003     2004         2003
                                                        --------      ------   -------      -------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
                                                                        (UNAUDITED)
Net income............................................   $2,426        $817    $4,227       $2,989
Other comprehensive income (loss) of partially owned
  equity affiliates:
  Unrealized holding gains on investments, net of
     income tax expense of $0, $68, $0 and $42........       --         108        --           67
  Reclassification adjustment for (gains) losses
     included in net income, net of income tax
     (benefit) expense of $(349), $7, $(199) and
     $19..............................................     (561)         12      (321)          32
  Unrealized gain (loss) on cash flow hedge, net of
     income tax expense (benefit) of $0, $21, $(41)
     and $21..........................................       --          34       (66)          34
  Currency translation adjustment, net of income tax
     expense of $0, $1, $15 and $31...................       (1)          3        24           50
                                                         ------        ----    ------       ------
Other comprehensive income (loss).....................     (562)        157      (363)         183
                                                         ------        ----    ------       ------
Comprehensive income..................................   $1,864        $974    $3,864       $3,172
                                                         ======        ====    ======       ======

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  4,227     $  2,989
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Earnings of partially owned equity affiliates..........     (4,743)      (6,905)
     Dividends and distributions received from partially
      owned equity affiliates...............................     10,216       20,826
     Minority interest in earnings of JCF CFN...............      2,973          750
     Gain on sale of Green Tree.............................     (6,911)          --
     Noncash compensation expense...........................         33          149
     Deferred income taxes..................................        756        1,787
     Tax benefit from exercise of stock options and issuance
      of shares from deferred compensation plan.............        606           --
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................      1,231       (2,414)
     Other, net.............................................        260          509
                                                               --------     --------
       Net cash provided by operating activities............      8,648       17,691
                                                               --------     --------
Cash flows from investing activities:
  Proceeds from sale of Green Tree..........................     32,831           --
  Capital contribution to Castlewood Holdings Limited.......         --       (7,169)
  Investment of JCF CFN in Green Tree.......................         --      (24,744)
  Purchases of certificates of deposit......................     (4,072)      (6,140)
  Maturities of certificates of deposit.....................      4,072        6,105
                                                               --------     --------
       Net cash provided by (used in) investing
        activities..........................................     32,831      (31,948)
                                                               --------     --------
Cash flows from financing activities:
  Minority interest's capital contribution in JCF CFN.......         --       10,200
  Distributions to minority interest........................    (16,120)        (194)
  Proceeds from exercise of stock options...................        555           --
                                                               --------     --------
       Net cash (used in) provided by financing
        activities..........................................    (15,565)      10,006
                                                               --------     --------
Increase (decrease) in cash and cash equivalents............     25,914       (4,251)
Cash and cash equivalents at the beginning of the period....     55,767       55,375
                                                               --------     --------
Cash and cash equivalents at the end of the period..........   $ 81,681     $ 51,124
                                                               ========     ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $    670     $  2,360
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

     The Company consolidates JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings
LLC) and related entities (collectively, "Green Tree"), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. ("Conseco Finance"). In July 2004, the JCF CFN Entities completed the sale of their entire interests in Green Tree.

     The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition, results of operations and cash flows for the interim period. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004 under the Securities Exchange Act of 1934, as amended.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enstar Financial Services, Inc., an inactive company. Since adoption of Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" in 2003, the Company has consolidated the JCF CFN Entities, recording a minority interest for Castlewood Holdings' 40% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (d) Partially Owned Equity Affiliates -- Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the investee's income or loss, additional contributions made

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the investee. The Company would resume application of the equity method once the investee becomes profitable and the Company's proportionate share of the investee's earnings equals its cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

     (e) Comprehensive Income -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from its partially owned equity affiliates. This other comprehensive income arose from unrealized holding gains and losses from debt and equity securities that were classified as available-for-sale and were carried at fair value, an unrealized loss on a cash flow hedge and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

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

     (g) Stock-Based Compensation -- For the three and nine months ended September 30, 2004 and 2003, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for grants under stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

Company's pro forma net income and net income per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

                                                      THREE MONTHS
                                                          ENDED                 NINE MONTHS
                                                      SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                   -------------------    ------------------------
                                                     2004       2003         2004          2003
                                                   --------    -------    ----------    ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     (UNAUDITED)
Net income, as reported..........................   $2,426      $ 817       $4,227        $2,989
Add: Stock-based employee compensation expense
  included in reported net income, net of income
  taxes..........................................       --         10           20            92
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of income taxes.....     (102)       (14)        (337)         (129)
                                                    ------      -----       ------        ------
Pro forma net income.............................   $2,324      $ 813       $3,910        $2,952
                                                    ======      =====       ======        ======
Income per common share:
  Basic -- as reported...........................   $ 0.44      $0.15       $ 0.77        $ 0.55
                                                    ======      =====       ======        ======
  Basic -- pro forma.............................   $ 0.42      $0.15       $ 0.71        $ 0.54
                                                    ======      =====       ======        ======
  Assuming dilution -- as reported...............   $ 0.42      $0.14       $ 0.73        $ 0.51
                                                    ======      =====       ======        ======
  Assuming dilution -- pro forma.................   $ 0.40      $0.14       $ 0.68        $ 0.50
                                                    ======      =====       ======        ======

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     As a result of this transaction, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional 15% indirect economic interest through Castlewood Holdings. The Company's combined voting interest in B.H. Acquisition is limited to 50%.

     Immediately following the closing of the Castlewood Holdings Transaction, Castlewood Holdings completed the acquisition of two reinsurance companies, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited, a Bermuda-based company.

     Also in August 2002, Castlewood Holdings capitalized Fitzwilliam (SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies.

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

     In August 2004, Castlewood Holdings awarded a grant of 744 shares to certain of their senior employees under a stock-based compensation plan. The plan allows total awards up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. Of the shares awarded, 242 shares had vested as of September 30, 2004. The remaining shares granted under the award will vest over various periods through April 2009. As a result of the award in August 2004, the Company's economic interest in Castlewood Holdings of 33 1/3% was diluted by 0.44% to 32.89% as of September 30, 2004. As shares issued under the August 2004 award vest and as additional shares are awarded in the future, the Company's economic interest could decrease to a minimum of 30.83%. The Company's voting interest will remain at 50%.

     In September 2004, Castlewood Holdings, through one of its subsidiaries, invested approximately $5.8 million in exchange for a 27% interest in Cassandra Equity LLC ("Cassandra"). Cassandra was formed to invest in certain marketable securities. J.C. Flowers I LP also owns a 27% interest in Cassandra. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. Mr. Flowers is the managing member of JCF Associates I LLC.

  B-LINE

     The Company owned membership units of B-Line from November 1998 to December 2003. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

  PARTIALLY OWNED EQUITY AFFILIATES OF JCF CFN

     During 2003, the Company funded approximately $15.3 million to the JCF CFN Entities in exchange for a 60% interest in such entities. In addition, Castlewood Holdings funded approximately $10.2 million to the JCF CFN Entities in exchange for a 40% interest.

     The JCF CFN Entities invested in Green Tree together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. In June 2003, the JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance for approximately $630 million in cash plus certain assumed liabilities. The assets consist primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The managing member of JCF Associates I LLC is Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The JCF CFN Entities accounted for the investment in Green Tree under the equity method of accounting. Because the JCF CFN Entities are consolidated, Green Tree was treated as a partially owned equity affiliate of the Company.

     In July 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, completed the sale of their entire interests in Green Tree to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, and Cerberus Green Tree Investments, LLC and Cerberus JCF Coinvest, LLC, each an affiliate of Cerberus Capital Management L.P. In exchange for their entire interest, the JCF CFN Entities received aggregate sales proceeds of approximately $40 million in cash. Of this amount, Castlewood Holdings received aggregate sales proceeds of approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004. The Company recorded a pre-tax realized gain of approximately $6.9 million on the sale.

  SUMMARIZED FINANCIAL INFORMATION

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, respectively. Summarized financial information for Green Tree for 2004 is presented for the period from January 1 to July 15. The information for 2003 is presented as of December 31 and for the three months ended September 30 and the period from June 23 to September 30 (Green Tree was acquired in June 2003 and sold in July 2004). Summarized information for B-Line is presented for the three and nine months ended September 30, 2003 (the Company sold its entire interest in B-Line in December 2003). The summarized financial information presented below for B.H. Acquisition, Castlewood Holdings and Green Tree is derived from their respective audited financial statements for December 31, 2003 and their unaudited quarterly and/or monthly financial statements. The summarized financial information presented below for B-Line is derived from its unaudited quarterly financial statements.

                                                                 SEPTEMBER 30, 2004
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Total assets................................................   $112,362      $619,652
Total liabilities...........................................     74,949       443,666
Minority interest...........................................                   29,191
Total equity................................................     37,413       146,795

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                               DECEMBER 31, 2003
                                                     -------------------------------------
                                                        B.H.       CASTLEWOOD
                                                     ACQUISITION    HOLDINGS    GREEN TREE
                                                     -----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Total assets.......................................   $120,474      $632,347    $1,020,514
Total liabilities..................................     82,167       456,436       399,457
Minority interest..................................                   28,295
Total equity.......................................     38,307       147,616       621,057

                                                                 THREE MONTHS ENDED
                                                                 SEPTEMBER 30, 2004
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Revenue.....................................................                  $4,809
Underwriting income (loss)..................................     $(290)        1,879
Operating income............................................
Net income (loss)...........................................      (151)        1,537

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                      -------------------------------------
                                                         B.H.       CASTLEWOOD
                                                      ACQUISITION    HOLDINGS    GREEN TREE
                                                      -----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Revenue.............................................                 $15,477      $262,327
Underwriting income (loss)..........................     $(871)        6,052
Operating income....................................                               123,842
Net income (loss)...................................      (893)        6,832        99,114

                                                  THREE MONTHS ENDED SEPTEMBER 30, 2003
                                             -----------------------------------------------
                                                          B.H.       CASTLEWOOD
                                             B-LINE    ACQUISITION    HOLDINGS    GREEN TREE
                                             -------   -----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Revenue....................................  $15,306                   $5,956      $128,091
Underwriting income (loss).................               $(341)        2,521
Operating income...........................    5,495                                 70,935
Net income (loss)..........................    5,495       (503)        1,953        63,257

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2003
                                             -----------------------------------------------
                                                          B.H.       CASTLEWOOD
                                             B-LINE    ACQUISITION    HOLDINGS    GREEN TREE
                                             -------   -----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Revenue....................................  $39,266                  $19,905      $138,833
Underwriting income (loss).................               $(744)        5,220
Operating income...........................   13,115                                 78,905
Net income (loss)..........................   13,115       (695)       12,201        70,707

     The Company's consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $15.4 million and approximately $18.9 million at September 30, 2004 and December 31, 2003, respectively.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

NOTE 5:  INCOME TAXES

     Income tax expense was approximately $2.1 million and approximately $3.4 million for the three and nine months ended September 30, 2004, respectively, compared to $634,000 and approximately $1.9 million for the same periods in 2003. The Company's effective tax rates for 2004 and 2003 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and state income taxes.

     The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries and tax credits at September 30, 2004 and December 31, 2003. During the nine months ended September 30, 2004, the Company increased the valuation allowance from approximately $7.2 million to approximately $7.6 million.

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

     A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, respectively, is as follows:

                                                           SEPTEMBER 30, 2004
                                             -----------------------------------------------
                                                            B.H.       CASTLEWOOD
                                             CORPORATE   ACQUISITION    HOLDINGS     TOTAL
                                             ---------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity affiliates........                $12,430      $49,249     $ 61,679
  Corporate assets.........................   $86,399                                 86,399
                                              -------      -------      -------     --------
     Total.................................   $86,399      $12,430      $49,249     $148,078
                                              =======      =======      =======     ========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                       DECEMBER 31, 2003
                                   ---------------------------------------------------------
                                                  B.H.       CASTLEWOOD
                                   CORPORATE   ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                                   ---------   -----------   ----------   -------   --------
                                                    (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity
     affiliates..................                $12,722      $49,385     $29,732   $ 91,839
  Corporate assets...............   $60,610                                           60,610
                                    -------      -------      -------     -------   --------
     Total.......................   $60,610      $12,722      $49,385     $29,732   $152,449
                                    =======      =======      =======     =======   ========

                                                     THREE MONTHS ENDED SEPTEMBER 30, 2004
                                             ------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                             CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                             ---------   -----------   ----------   -------   -----
                                                             (DOLLARS IN THOUSANDS)
Net underwriting income (loss).............                 $(290)      $ 1,879
Revenue....................................                               4,809
Net investment income......................                   519         3,208
Interest income............................   $   259
Share of net income of partly-owned
  companies................................                               1,807      $260
General and administrative expenses........      (610)       (718)       (9,673)
Amortization of run-off provision..........                   333
Gain on sale of Green Tree.................     6,911
Other income...............................       100
Foreign exchange gain......................                     5           282
                                              -------       -----       -------      ----
Income (loss) before income taxes..........     6,660        (151)        2,312       260
Income taxes...............................    (2,093)                     (291)
Minority interest..........................    (1,904)                     (484)
                                              -------       -----       -------      ----
Net income (loss)..........................   $ 2,663       $(151)      $ 1,537      $260
                                              =======
Company's economic ownership %.............                    33%        32.89%
                                                            -----       -------      ----
                                                                            505
Company's portion of earnings from JCF
  CFN......................................                                (952)
                                                                        -------
Earnings (losses) of partially owned equity
  affiliates...............................                 $ (50)      $  (447)     $260     $(237)
                                                            =====       =======      ====     =====

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                             -------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                             CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                             ---------   -----------   ----------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Net underwriting income (loss).............                $  (871)     $  6,052
Revenue....................................                               15,477
Net investment income......................                  1,032         5,895
Interest income............................   $   637
Share of net income of partly-owned
  companies................................                                2,833    $4,255
General and administrative expenses........    (2,117)      (1,857)      (23,039)
Amortization of run-off provision..........                  1,000
Gain on sale of Green Tree.................     6,911
Other income...............................       398
Foreign exchange gain (loss)...............                   (197)        1,255
                                              -------      -------      --------    ------
Income (loss) before income taxes..........     5,829         (893)        8,473     4,255
Income taxes...............................    (3,372)                      (745)
Minority interest..........................    (2,973)                      (896)
                                              -------      -------      --------    ------
Net income (loss)..........................   $  (516)     $  (893)     $  6,832    $4,255
                                              =======
Company's economic ownership %.............                     33%        33.23%
                                                           -------      --------    ------
                                                                           2,270
Company's portion of earnings from JCF
  CFN......................................                               (1,487)
                                                                        --------
Earnings (losses) of partially owned equity
  affiliates...............................                $  (295)     $    783    $4,255    $4,743
                                                           =======      ========    ======    ======

     The Company's economic ownership percentage in Castlewood Holdings decreased from 33 1/3% to 32.89% during the three months ended September 30, 2004. The Company's economic ownership percentage used in the table for the nine months ended September 30, 2004 represents a weighted average for the period (Note 3).

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                 THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   -----------------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                   CORPORATE   B-LINE    ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                   ---------   -------   -----------   ----------   -------   ------
                                                        (DOLLARS IN THOUSANDS)
Net underwriting income (loss)...                           $(341)      $ 2,521
Revenue..........................              $15,306                    5,956
Net investment income............                             277         1,242
Interest income..................   $   176
Share of net income of
  partly-owned companies.........                                           298     $1,576
General and administrative
  expenses.......................      (714)    (8,422)      (883)       (8,233)
Amortization of run-off
  provision......................                             375
Interest expense.................               (1,389)
Other income.....................       100
Foreign exchange gain............                              69           179
                                    -------    -------      -----       -------     ------
Income (loss) before income
  taxes..........................      (438)     5,495       (503)        1,963      1,576
Income taxes.....................      (634)                               (264)
Minority interest................      (631)                                254
                                    -------    -------      -----       -------     ------
Net income (loss)................   $(1,703)   $ 5,495      $(503)      $ 1,953     $1,576
                                    =======    -------      -----       -------     ------
Company's economic ownership %...                 8.34%        33%       33 1/3%
                                               -------      -----       -------     ------
Earnings (losses) of partially
  owned equity affiliates........              $   458      $(165)      $   651     $1,576    $2,520
                                               =======      =====       =======     ======    ======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                 NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  ------------------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                  CORPORATE    B-LINE    ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                  ---------   --------   -----------   ----------   -------   ------
                                                        (DOLLARS IN THOUSANDS)
Net underwriting income
  (loss)........................                           $  (744)     $  5,220
Revenue.........................              $ 39,266                    19,905
Net investment income...........                             1,182         6,015
Interest income.................   $   655
Share of net income of
  partly-owned companies........                                             211    $1,973
General and administrative
  expenses......................    (2,327)    (21,555)     (2,546)      (17,800)
Amortization of run-off
  provision.....................                             1,125
Interest expense................                (4,596)
Other income....................       383
Foreign exchange gain...........                               288           990
                                   -------    --------     -------      --------    ------
Income (loss) before income
  taxes.........................    (1,289)     13,115        (695)       14,541     1,973
Income taxes....................    (1,877)                                 (950)
Minority interest...............      (750)                               (1,390)
                                   -------    --------     -------      --------    ------
Net income (loss)...............   $(3,916)   $ 13,115     $  (695)     $ 12,201    $1,973
                                   =======
Company's economic ownership
  %.............................                  8.34%         33%       33 1/3%
                                              --------     -------      --------    ------
Earnings (losses) of partially
  owned equity affiliates.......              $  1,094     $  (229)     $  4,067    $1,973    $6,905
                                              ========     =======      ========    ======    ======

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

NOTE 8:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three and nine months ended September 30, 2004 and 2003. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------------   -----------------------
                                                  2004         2003         2004         2003
                                               ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Net income...................................  $    2,426   $      817   $    4,227   $    2,989
                                               ==========   ==========   ==========   ==========
Net income per common share -- basic.........  $     0.44   $     0.15   $     0.77   $     0.55
                                               ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution...................................  $     0.42   $     0.14   $     0.73   $     0.51
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic.......................   5,517,909    5,465,753    5,489,737    5,465,753
Common share equivalents.....................     291,011      421,635      296,884      406,438
                                               ----------   ----------   ----------   ----------
Weighted average shares
  outstanding -- assuming dilution...........   5,808,920    5,887,388    5,786,621    5,872,191
                                               ==========   ==========   ==========   ==========

NOTE 9:  SUBSEQUENT EVENTS

     In October 2004, the Company announced that its partially owned equity affiliate, Castlewood Holdings, had reached a definitive agreement and had completed the acquisition of Turegum Insurance Company, a subsidiary of Zurich Insurance Company. The acquisition was effected through Harper Holding Sarl, a newly formed company which is wholly owned by Castlewood Holdings.

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries ("Enstar") as of September 30, 2004, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of Enstar's management.

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

Atlanta, Georgia
November 9, 2004

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

CRITICAL ACCOUNTING POLICIES

  ENSTAR

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates associated with its evaluation of its income tax valuation allowance.

     Income Tax Valuation Allowance -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and other net deferred tax assets. However, utilization of the remaining deferred tax assets at September 30, 2004 is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     Loss and Loss Adjustment Expenses -- Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, Castlewood Holdings' and B.H. Acquisition's liability for unpaid losses and loss expenses is based largely upon estimates. Castlewood Holdings' and B.H. Acquisition's management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for losses incurred but not reported. Such reserves are reviewed and estimated by management quarterly based upon reports received from ceding companies and annually based upon independent actuarial estimates of ultimate unpaid losses. Castlewood Holdings' and B.H. Acquisition's ultimate liability may be significantly greater than or less than the amount estimated, with any adjustments in such estimates being reflected in the periods in which they become known.

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

RECENT DEVELOPMENTS

     In October 2004, the Company announced that its partially owned equity affiliate, Castlewood Holdings, had reached a definitive agreement and had completed the acquisition of Turegum Insurance Company, a subsidiary of Zurich Insurance Company. The acquisition was effected through Harper Holding Sarl, a newly formed company which is wholly owned by Castlewood Holdings.

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

     Net cash provided by operating activities decreased from approximately $17.7 million for the nine months ended September 30, 2003 to approximately $8.6 million for the same period in 2004. This substantial decrease was primarily due to the receipt of approximately $20.8 million in dividends from Castlewood Holdings in 2003, compared to the receipt of distributions of approximately $7.2 million from Green Tree and a $3.0 million dividend from Castlewood Holdings in 2004.

     Net cash provided by investing activities was approximately $32.8 million for the nine months ended September 30, 2004 and consisted of proceeds received from the sale of Green Tree. In July 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, completed the sale of their entire interests in Green Tree to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, and Cerberus Green Tree Investments, LLC and Cerberus JCF Coinvest, LLC, each an affiliate of Cerberus Capital Management L.P. In exchange for their entire interests, the JCF CFN Entities received aggregate sales proceeds of approximately $40.0 million in cash. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by cash distributions of approximately $7.2 million made by Green Tree in 2004 prior to the completion of the sale.

     For the nine months ended September 30, 2003, net cash used in investing activities was approximately $31.9 million. During that period the Company funded capital contributions to Castlewood Holdings of approximately $7.2 million and the JCF CFN Entities invested approximately $24.7 million in Green Tree.

     Net cash used in financing activities was approximately $15.6 million for the nine months ended September 30, 2004 compared to net cash provided by financing activities of approximately $10.0 million for the same period in 2003. During 2004, approximately $16.1 million was distributed to Castlewood Holdings as the minority interest portion of the approximately $40.0 million in distributions received from Green Tree during 2004. This amount was partially offset by the receipt of $555,000 from the exercise of certain stock options in May 2004. Net cash provided by financing activities of approximately $10.0 million in 2003, representing Castlewood Holdings' minority interest capital contribution in the JCF CFN Entities of approximately $10.2 million less minority interest distributions to Castlewood Holdings of $194,000.

     The Company's assets, aggregating approximately $148.1 million at September 30, 2004, include approximately $81.7 million in cash and cash equivalents and approximately $4.1 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

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

RESULTS OF OPERATIONS

     The Company reported net income of approximately $2.4 million and approximately $4.2 million for the three and nine months ended September 30, 2004, respectively, compared to net income of $817,000 and approximately $3.0 million for the same periods in the prior year. The changes in net income for the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year were primarily attributable to the gain on the sale of Green Tree of approximately $6.9 million.

     Interest income was $259,000 and $637,000 for the three and nine months periods ended September 30, 2004, respectively, compared to $176,000 and $655,000 for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased during the three month period ended September 30, 2004 as a result of the receipt of approximately $24.0 million in July 2004, representing the Company's share of proceeds from the sale of Green Tree.

     Earnings (losses) of partially owned equity affiliates were $(237,000) and approximately $4.7 million for the three and nine month periods ended September 30, 2004, respectively, compared to approximately $2.5 million and approximately $6.9 million for the same periods in the prior year. The Company recorded equity in losses of $(50,000) and $(295,000) from B.H. Acquisition for the three and nine month periods ended September 30, 2004, respectively, compared to equity in losses of $(165,000) and $(229,000) for the same periods in 2003. The Company recorded equity in losses of $(447,000) and equity in earnings of $783,000 from Castlewood Holdings for the three and nine months ended September 30, 2004, respectively, compared to equity in earnings of $651,000 and approximately $4.1 million for the same periods in 2003. The Company's equity in earnings from B-Line was $458,000 and approximately $1.1 million for the three and nine months ended September 30, 2003 (the Company sold its entire interest in B-Line in December 2003). The Company reported equity in earnings of $260,000 and approximately $4.3 million from Green Tree for the period from July 1 to July 15, 2004 and for the period from January 1 to July 15, 2004, respectively, (the Company sold its entire interest in Green Tree in July 2004) compared to approximately $1.6 million and approximately $2.0 million for the three months ended September 30, 2003 and for the period from June 23, 2003 to September 30, 2003, respectively (the Company's made its investment in Green Tree in June
2003). The Company's reported income was reduced by approximately $1.9 million and approximately $3.0 million to reflect Castlewood Holdings' minority interest in Green Tree for the three and nine months ended

September 30, 2004, respectively, compared to $631,000 and $750,000 for the same periods in the prior year. For further discussion of the reasons underlying the changes in earnings (losses) from B.H. Acquisition and Castlewood Holdings, see "-- Results of Operations -- Partially Owned Equity Affiliates".

     Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company's partially owned equity affiliates.

     General and administrative expenses were $610,000 and approximately $2.1 million for the three and nine month periods ended September 30, 2004, respectively, compared to $714,000 and approximately $2.3 million for the same periods in 2003. Of these amounts, $315,000 and $908,000 related to employee expenses, including non-cash compensation, for the three and nine month periods ended September 30, 2004, respectively, compared to $340,000 and approximately $1.1 million for the same periods in 2003. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were $153,000 and $727,000 for the three and nine months ended September 30, 2004, respectively, compared to $208,000 and $705,000 for the same periods in 2003.

     Income tax expense was approximately $2.1 million and approximately $3.4 million for the three and nine months ended September 30, 2004, respectively, compared to $634,000 and approximately $1.9 million for the same periods in 2003. The Company's effective tax rates for 2004 and 2003 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and state income taxes.

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  CASTLEWOOD HOLDINGS

     Castlewood Holdings reported net earnings of $1.5 million and $6.8 million for the three and nine months ended September 30, 2004, respectively, compared to net earnings of $2.0 million and $12.2 million for the same periods in 2003. The reduction in earnings of $5.4 million for the nine months ended September 30, 2004 was due to a combination of reduced consulting fees and increased salary and benefit costs.

     Underwriting income was $1.9 million and $6.1 million for the three and nine months ended September 30, 2004, respectively, compared to $2.5 million and $5.2 million for the same periods in 2003. The increase for the nine months ended September 2004 over 2003 is due primarily to the inclusion of Hillcot Re results for a full nine months versus only six months in 2003.

     Castlewood Holdings earned consulting fees of $4.8 million and $15.5 million for the three and nine months ended September 30, 2004, respectively, compared to $6.0 million and $19.9 million for the same periods in 2003. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success based fee arrangements. Included in this amount were $313,000 and $938,000 in consulting fees charged to B.H. Acquisition, a partly-owned company, for each of the three and nine months ended September 30, 2004 and 2003, respectively.

     Castlewood Holdings' share of equity in earnings from its partly-owned companies was $1.8 million and $2.8 million for the three and nine months ended September 30, 2004, respectively, and $298,000 and $211,000 for the same periods in 2003. This amount represents Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition, the JCF CFN Entities, and Cassandra Equity LLC. The increase in 2004 compared to 2003 was primarily due to a substantial increase in equity in earnings from the JCF CFN Entities for the three months ended September 2004. Castlewood Holdings' equity in earnings for this period included $2.6 million resulting from the JCF CFN Entities' gain on the sale of their interest in Green Tree recorded in July 2004.

     Net investment income, excluding unrealized gains and losses, was $3.2 million and $5.9 million for the three and nine months ended September 30, 2004, respectively, compared to net investment income of $1.2 million and $6.0 million for the same periods in 2003. Interest income was earned from cash and cash equivalents and debt securities.

     Salaries and benefits were $6.4 million and $14.8 million for the three and nine months ended September 30, 2004, respectively, compared to $4.5 million and $8.8 million for the same periods in 2003. Castlewood Holdings is a service based company and as such employee salaries and benefits is its largest cost. During the three month period ended September 30, 2004, the Company implemented an employee share plan whereby the Company has the ability to grant shares to employees up to a maximum of 7.5% of the Company's outstanding ordinary shares. During the quarter ended September 30, 2004, the Company granted shares to existing employees comprising 3.82% of the maximum 7.5%. These shares vest over a period of 5 years. The charge for the quarter associated with these shares was $2.0 million. The charge is being amortized to income over the vesting period. Additionally, Castlewood Holdings has a discretionary bonus plan included as a part of its employee compensation. During the quarter ended June 30, 2003 the bonus plan was amended, resulting in a decrease in bonus accruals and salaries and benefits expense of $2.6 million for the nine months ended September 30, 2003.

     General and administrative expenses were $3.3 million and $8.2 million for the three and nine months ended September 30, 2004, respectively, compared to $3.7 million and $9.0 million for the same periods in 2003. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings has recorded a foreign exchange gain of $282,000 and $1.3 million for the three and nine months ended September 30, 2004, respectively, compared to a gain of $179,000 and $1.0 million for the same periods in 2003. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.

     Income taxes of $291,000 and $745,000 were recorded for the three and nine months ended September 30, 2004, respectively, compared to $264,000 and $1.0 million for the same periods in 2003. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carry-forwards.

     Castlewood Holdings has recorded a minority interest in earnings (losses) of $484,000 and $896,000 for the three and nine months ended September 30, 2004, respectively, compared to $(254,000) and $1.4 million for the same periods in 2003. The minority interest amounts represent Shinsei's proportionate share of earnings (losses) from Hillcot.

  B.H. ACQUISITION

     B.H. Acquisition reported net losses of $151,000 and $893,000 for the three months and nine months ended September 30, 2004, respectively, compared to net losses of $503,000 and $695,000 for the same periods ended in 2003.

     B.H. Acquisition had net underwriting losses of $290,000 and $871,000 for the three and nine months ended September 30, 2004 compared to net underwriting losses of $341,000 and $744,000 for the same periods in 2003.

     Net investment income was $519,000 and $1.0 million for the three and nine months ended September 30, 2004, respectively, compared to $277,000 and $1.2 million for the same periods in 2003. The principal source of net investment income was interest income earned from cash, cash equivalents and mutual funds. The increase in income for the current quarter was attributable to an increased return on one of the mutual funds held by B.H. Acquisition.

     Amortization of the run-off provision was $333,000 and $1.0 million for the three and nine months ended September 30, 2004, respectively, compared to $375,000 and $1.1 million for the same periods in 2003. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. In 2003, an additional provision was established and the expected life of the run-off was extended 2 years. This provision is amortized on a straight-line basis over this period.

     General and administrative expenses were $718,000 and $1.9 million for the three and nine months ended September 30, 2004, respectively, compared to $883,000 and $2.5 million for the same periods in 2003. General and administrative expenses include legal, audit, management and actuarial expenses. The decrease between the nine months ended September 2004 and 2003 relates primarily to the reclassification of claims-related legal expenses from general and administrative to underwriting income.

     B.H. Acquisition recorded foreign exchange gains/(losses) of $5,000 and $(197,000) for the three and nine months ended September 30, 2004, respectively, compared to $69,000 and $288,000 for the same periods in 2003. Through its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. At September 30, 2004, the Company had cash and cash equivalents of approximately $81.7 million in interest bearing accounts (interest at floating rates) and approximately $4.1 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $858,000 per year. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at September 30, 2004 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS

REFERENCE
 NUMBER                             DESCRIPTION OF EXHIBITS
- ---------                           -----------------------
   2.1      --    Shareholders Agreement, dated as of July 3, 2000, among B.H.
                  Acquisition Limited, the Company and the other parties
                  thereto (incorporated by reference to Exhibit 2.1 to the
                  Current Report on Form 8-K, dated July 18, 2000).
   2.2      --    Investment Agreement, dated as of July 3, 2000, among B.H.
                  Acquisition Limited, the Company and the other parties
                  thereto (incorporated by reference to Exhibit 2.2 to the
                  Current Report on Form 8-K, dated July 18, 2000).
   2.3      --    Share Sale and Purchase Agreement, dated as of March 31,
                  2000, between PetroFina S.A. and B.H. Acquisition Limited
                  (incorporated by reference to Exhibit 2.3 to the Current
                  Report on Form 8-K, dated July 18, 2000).
   2.4      --    Share Sale and Purchase Agreement, dated as of March 31,
                  2000, between PetroFina S.A., Brittany Holdings Limited and
                  B.H. Acquisition Limited (incorporated by reference to
                  Exhibit 2.4 to the Current Report on Form 8-K, dated July
                  18, 2000).
   2.5      --    Share Purchase and Capital Commitment Agreement, dated as of
                  October 1, 2001, between the Company, Castlewood Holdings,
                  Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
                  Marsh & McLennan Employees' Securities Company, L.P. and the
                  other parties thereto (incorporated by reference to Exhibit
                  2.1 to the Current Report on Form 8-K, dated December 13,
                  2001).
   2.6      --    Amendment No. 1 and Waiver of Certain Closing Conditions to
                  the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
                  Exhibit 2.2 to the Current Report on Form 8-K, dated
                  December 13, 2001).
   2.7      --    Agreement Relating to the Sale and Purchase of the Entire
                  Issued Share Capital of Toa-UK, dated as of March 28, 2003, between The Toa Reinsurance Company, Limited, Castlewood
                  Holdings and Shinsei (incorporated by reference to Exhibit
                  2.1 to the Current Report on Form 8-K, dated April 11,
                  2003).
   2.8      --    Purchase and Sale Agreement, dated March 10, 2004, by and
                  among J.C. Flowers I L.P., JCF CFN LLC, JCF CFN II LLC, JCF
                  AIV II LP, JCF AIV III LP, JCF Associates I LLC and FIT CFN
                  Holdings LLC (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated March 23, 2004).
   2.9      --    Purchase and Sale Agreement, dated October 29, 2004, by and among Zurich Insurance Company, Harper Holding Sarl and
                  Kenmare Holdings Limited (incorporated by reference to
                  Exhibit 99.2 to the Current Report on Form 8-K, dated
                  November 4, 2004).
   3.1      --    Articles of Incorporation of the Company, as amended on June
                  10, 1998 (incorporated by reference to Exhibit 3.1 to the
                  Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      --    Bylaws of the Company, as amended on May 20, 1999
                  (incorporated by reference to Exhibit 3.2 to the Quarterly
                  Report on Form 10-Q, dated August 6, 1999).
   4.1      --    Rights Agreement between the Company and American Stock
                  Transfer & Trust Company, as Rights Agent, dated as of
                  January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
                  dated March 27, 1997).
   4.2      --    Amendment Agreement, dated as of October 20, 1998, to the
                  Rights Agreement, dated as of January 20, 1997, between the
                  Company and American Stock Transfer & Trust Company
                  (incorporated by reference to Exhibit 10.2 to the Current
                  Report on Form 8-K dated October 20, 1998).
  31.1      --    Certification of Chief Executive Officer pursuant to Rule
                  13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
                  Act of 1934 as adopted under Section 302 of the
                  Sarbanes-Oxley Act of 2002.

REFERENCE
 NUMBER                             DESCRIPTION OF EXHIBITS
- ---------                           -----------------------
  31.2      --    Certification of Chief Financial Officer pursuant to Rule
                  13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
                  Act of 1934 as adopted under Section 302 of the
                  Sarbanes-Oxley Act of 2002.
  32.1      --    Certification of Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2      --    Certification of Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.1      --    The Enstar Group, Inc. Private Securities Litigation Reform
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

Date: November 9, 2004