Form 10-K
period 2004-12-31
ENSTAR GROUP INC
filed 2005-03-30
CIK 55820

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                              OR
      ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2004, was $199,926,368 (based on the closing price on such date of the Registrant's Common Stock on The Nasdaq National Market).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at March 30, 2005 was 5,517,909.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated herein by reference in Part II and Part III.

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
1.     Business....................................................     1
2.     Properties..................................................     5
3.     Legal Proceedings...........................................     5
4.     Submission of Matters to a Vote of Security Holders.........     5

                                 PART II
5.     Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................     6
6.     Selected Financial Data.....................................     7
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     9
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................    19
8.     Financial Statements and Supplementary Data.................    20
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................    50
9A.    Controls and Procedures.....................................    50

                                PART III
10.    Directors and Executive Offices of the Registrant...........    50
11.    Executive Compensation......................................    50
12.    Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters..................    51
13.    Certain Relationships and Related Transactions..............    51
14.    Principal Accountant Fees and Services......................    51

                                 PART IV
15.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................    51

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

     Through the operations of its partially owned equity affiliates, Castlewood Holdings Limited ("Castlewood Holdings") and B.H. Acquisition Limited ("B.H. Acquisition"), and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts.

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

     In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the "Castlewood Principals"), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). As part of the transaction, the Company made a capital commitment of $39.5 million for its interest in Castlewood Holdings. The Company owns 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each own 25% of Castlewood Holdings' voting stock. The Company owns a 32.89% economic interest in Castlewood Holdings. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company's ownership in Castlewood Holdings is accounted for using the equity method of accounting.

     As a result of this transaction, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At December 31, 2004, the Company's beneficial ownership in B.H. Acquisition was 47.8%. The Company's combined voting interest in B.H. Acquisition is limited to 50%.

     Immediately following the closing of the Castlewood Holdings Transaction, the Company contributed $12.5 million to Castlewood Holdings. In August 2002, the Company funded an additional $21 million to Castlewood Holdings. The funds were used, in part, to capitalize Fitzwilliam (SAC) Insurance Limited

("Fitzwilliam"), a wholly owned subsidiary. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.2 million was funded in March 2003. The funds were used for the purchase of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based subsidiary of The Toa Reinsurance Company, Limited (described below).

     In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir Limited ("Revir"), a newly-formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies in run-off, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda (collectively, the "River Thames Transaction"). The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited ("Hudson"), a Bermuda-based company, for approximately $4.1 million. Hudson reinsured risks relating to property, casualty and workers' compensation, on a worldwide basis, and is now administering the run-off of its claims.

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of Toa-UK for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. J. Christopher Flowers ("Mr. Flowers"), a member of the Company's board of directors and the Company's largest shareholder, is a director of Shinsei. Castlewood Holdings' results of operations include the results of Toa-UK from the date of acquisition in March 2003.

     In August 2004, Castlewood Holdings awarded a grant of 744 shares of its Class D stock to certain of its employees under a stock-based compensation plan. The plan allows total awards up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. Of the shares awarded, 242 shares had vested as of December 31, 2004. The remaining shares granted under the award will vest over various periods through April 2009. As a result of the award in August 2004, the Company's economic interest in Castlewood Holdings of 33 1/3% was diluted by 0.44% to 32.89% as of December 31, 2004. As shares issued under the August 2004 award vest and as additional shares are awarded in the future, the Company's economic interest could decrease to a minimum of 30.83%. The Company's voting interest will remain at 50%.

     During 2004, Castlewood Holdings, through one of its subsidiaries, invested a total of approximately $9.1 million in Cassandra Equity LLC and Cassandra Equity (Cayman) LP, (collectively, "Cassandra"), for a 27% interest in each. Cassandra was formed to invest in equity shares of a publicly traded international reinsurance company. J.C. Flowers I LP also owns a 27% interest in Cassandra. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. Mr. Flowers is the managing member of JCF Associates I LLC. In March 2005, Cassandra sold all of its holdings for total proceeds of approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

     Also during 2004, Castlewood Holdings, through one of its subsidiaries, completed the acquisition of Mercantile Indemnity Company Ltd., ("Mercantile") Harper Insurance Limited ("Harper")(formerly Turegum Insurance Company) and Longmynd Insurance Company Ltd. ("Longmynd") (formerly Security Insurance (UK) Ltd.) for a total purchase price of approximately $4.5 million. Castlewood Holdings recorded an extraordinary gain of approximately $21.8 million relating to the excess of the fair value of the net assets acquired over the cost of these acquisitions.

OTHER ACTIVITIES

     The Company owned membership units of B-Line LLC ("B-Line") from November 1998 to December 2003. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses, resulting in a pre-tax gain of approximately $3.3 million.

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

     During 2003, the Company funded approximately $15.3 million to JCF CFN LLC and related entities (collectively, the "JCF CFN Entities") in exchange for a 60% interest in such entities. In addition, Castlewood Holdings funded approximately $10.2 million to the JCF CFN Entities in exchange for a 40% interest, which is reflected in the Company's financial statements as a minority interest. The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, "Green Tree"), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. ("Conseco Finance).

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as amended by FIN 46R issued in December 2003, which requires consolidation by a business enterprise of variable interest entities ("VIE") if the enterprise is determined to be the primary beneficiary. In accordance with FIN 46R, the Company has consolidated the JCF CFN Entities since their inception.

     The JCF CFN Entities invested in Green Tree together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. In June 2003, the JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance for approximately $630 million in cash plus certain assumed liabilities. The assets consisted primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The managing member of JCF Associates I LLC is Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The JCF CFN Entities accounted for the investment in Green Tree under the equity method of accounting. Because the JCF CFN Entities are consolidated, Green Tree was treated as a partially owned equity affiliate of the Company.

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

SUBSIDIARIES

     At December 31, 2004, the Company had one wholly-owned subsidiary, Enstar Financial Services, Inc., a Florida corporation, which currently is inactive. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest for Castlewood Holdings' 40% interest. Since the sale of their interests in Green Tree in July 2004, the JCF CFN Entities have been inactive.

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

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located at 401 Madison Avenue, Montgomery, Alabama. In December 2004, the Company signed a one year lease beginning January 1, 2005 on this office building. The lease also provides renewal options for three periods of one year each. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In February 2002, the Company entered into an agreement with J.C. Flowers & Co. LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for an annual payment of $66,000. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The Company does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending litigation and no proceeding was terminated during the fourth quarter of 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the quarter ended December 31, 2004.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock (the "Common Stock") is traded on The Nasdaq National Market ("Nasdaq") under the ticker symbol ESGR. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 2004 and 2003, as reflected in the Nasdaq Trade and Quote Summary
Reports:

                                                             2004            2003
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
First Quarter..........................................  48.40   40.61   36.94   29.50
Second Quarter.........................................  53.98   39.82   42.40   36.89
Third Quarter..........................................  53.00   44.56   42.00   37.88
Fourth Quarter.........................................  63.00   49.25   47.50   39.25

     At March 8, 2005, there were approximately 2,792 holders of record of the Company's Common Stock.

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

     The information required by this Item with respect to securities authorized for issuance under equity compensation plans is included under the section entitled "Equity Compensation Plan Information" of the Proxy Statement for the 2005 Annual Meeting of Shareholders (the "Proxy Statement") and such section is deemed incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 2004 and is derived in part from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the audited consolidated financial statements, including the related notes thereto.

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2004         2003         2002         2001         2000
                                   ----------   ----------   ----------   ----------   ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before extraordinary gain
  and cumulative effect of a
  change in accounting
  principle......................  $    5,977   $   13,226   $   21,526   $    1,574   $    8,305
Extraordinary gain, net of income
  taxes..........................       4,415           --           --           --           --
Cumulative effect of a change in
  accounting principle, net of
  income taxes...................          --           --          967           --           --
                                   ----------   ----------   ----------   ----------   ----------
Net income.......................  $   10,392   $   13,226   $   22,493   $    1,574   $    8,305
                                   ----------   ----------   ----------   ----------   ----------
Income per common share before
  extraordinary gain and change
  in accounting
  principle -- basic.............  $     1.09   $     2.42   $     3.94   $      .30   $     1.58
Extraordinary gain -- basic......         .80           --           --           --           --
Cumulative effect of a change in
  accounting
  principle -- basic.............          --           --         0.18           --           --
                                   ----------   ----------   ----------   ----------   ----------
Net income per common share --
  basic..........................  $     1.89   $     2.42   $     4.12   $      .30   $     1.58
                                   ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic...........   5,496,819    5,465,753    5,465,753    5,277,808    5,265,753
                                   ==========   ==========   ==========   ==========   ==========
Income per common share before
  extraordinary gain and change
  in accounting
  principle -- assuming
  dilution.......................  $     1.03   $     2.25   $     3.74   $      .29   $     1.55
Extraordinary gain -- assuming
  dilution.......................         .76           --           --           --           --
Cumulative effect of a change in
  accounting
  principle -- assuming
  dilution.......................          --           --         0.17           --           --
                                   ----------   ----------   ----------   ----------   ----------
Net income per common share --
  assuming dilution..............  $     1.79   $     2.25   $     3.91   $      .29   $     1.55
                                   ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming
  dilution.......................   5,800,993    5,881,410    5,753,553    5,449,627    5,366,485
                                   ==========   ==========   ==========   ==========   ==========
Balance sheet data:
  Total assets...................  $  158,977   $  152,620   $  128,609   $   99,621   $   93,319
  Total liabilities..............      12,803        6,688        8,360        1,964        1,916
  Minority interest..............          --       11,449           --           --           --
  Shareholders' equity...........     146,174      134,483      120,249       97,657       91,403

     The following tables set forth selected financial information of B.H. Acquisition, Castlewood Holdings, and Green Tree for each year since inception.

     B.H. ACQUISITION:

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2004       2003       2002       2001       2000
                                  --------   --------   --------   --------   --------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before cumulative effect
  of a change in accounting
  principle.....................  $    359   $    888   $ 22,398   $  4,798   $ 19,123
Net income......................       359        888     25,367      4,798     19,123
Total assets....................   110,414    120,474    125,428    136,085    162,607
Total liabilities...............    71,748     82,167     88,009    114,033    126,230
Total equity....................    38,666     38,307     37,419     22,052     36,377

     Net income for B.H. Acquisition for the year 2000 is reported for the period from April 3, 2000 (date of incorporation) to December 31, 2000. The 2002 accounting change for B.H. Acquisition relates to the adoption of Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

     CASTLEWOOD HOLDINGS:

                                                  YEAR ENDED DECEMBER 31,
                                        -------------------------------------------
                                           2004        2003       2002       2001
                                        ----------   --------   --------   --------
                                                  (DOLLARS IN THOUSANDS)
Income (loss) before extraordinary
  gain................................  $   16,535   $ 30,592   $ 60,619   $   (407)
Net income (loss).....................      38,294     30,592     60,619       (407)
Total assets..........................   1,347,853    632,347    514,597    527,845
Total liabilities.....................   1,139,123    456,436    347,124    464,149
Minority interest.....................      31,392     28,295         --         --
Total equity..........................     177,338    147,616    167,473     63,696

     Net income for Castlewood Holdings for the year 2001 is reported for the period August 16, 2001 (date of incorporation) to December 31, 2001. The 2004 extraordinary gain relates to the excess of the net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings.

     GREEN TREE:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                               2004          2003
                                                             ---------   ------------
                                                              (DOLLARS IN THOUSANDS)
Net income.................................................   $99,114     $   96,318
Total assets...............................................        --      1,020,514
Total liabilities..........................................        --        399,457
Total equity...............................................        --        621,057

     Net income for Green Tree for the year 2003 is reported from the date of inception to December 31, 2003. Net income for Green Tree for the year 2004 is reported from January 1 to July 15, 2004, the date of sale of the JCF CFN Entities' entire interest in Green Tree.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data (Item 6) and the audited consolidated financial statements, including the related footnotes thereto. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Income, and any trends which might appear to be inferable therefrom, are not necessarily indicative of trends in operations or the results of operations for any future period.

OVERVIEW

     Through the operations of the Company's partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry see "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to this Form 10-K.

     The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company's acquisition criteria. See Item 1. "Business -- Strategy for Business Acquisitions."

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS 142. This statement is effective for fiscal years beginning after December 15, 2001 and prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment and on an interim basis if certain impairment indicators are present.

     The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2002. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortization of this goodwill. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle. The Company's proportionate share of this reversal was $967,000, net of income taxes, and was presented as a cumulative effect of a change in accounting principle in the consolidated statement of income for the year ended December 31, 2002.

     In January 2003, the FASB issued FIN 46R which requires consolidation by a business enterprise of a VIE if the enterprise is determined to be the primary beneficiary. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying consolidated financial statements, with Castlewood Holdings' 40% interest in the JCF CFN Entities reflected as a minority interest in the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company currently accounts for employee share-based payment awards under the provisions of APB 25. The Company will apply the provisions of SFAS 123R for the first interim reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the implementation of this statement will have on its consolidated financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

  Enstar

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates associated with its evaluation of income tax valuation allowance.

     Income Tax Valuation Allowance -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at December 31, 2004, is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     Goodwill -- On January 1, 2002, Castlewood Holdings and B.H. Acquisition adopted SFAS 142. This statement requires that goodwill be assessed for impairment on at least an annual basis. In determining goodwill, Castlewood Holdings must determine the fair values of the assets of an acquired company. The determination of fair value necessarily involves many assumptions. Fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management run-off strategy. Fair value adjustments are based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate, and are amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method options. If the assumptions made in initially valuing the assets change significantly in the future, Castlewood Holdings may be required to record impairment charges which could have a material impact on the financial statements.

     Castlewood Holdings assessed its recorded goodwill in 2004 in accordance with SFAS 142 and determined that there had been no impairment in its carrying value.

     SFAS 142 also requires that negative goodwill be reversed immediately. Upon adoption of SFAS 142 in 2002, B.H. Acquisition reversed its negative goodwill into earnings and presented it as a cumulative effect of a change in accounting principle. During 2004, Castlewood Holdings also took negative goodwill into earnings upon the acquisition of three companies, and presented it as an extraordinary gain.

RECENT DEVELOPMENTS

     In March 2005, Cassandra sold all of its holdings for approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

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

     Net cash provided by operating activities decreased from approximately $14.6 million in 2003 to approximately $8.6 million in 2004. This substantial decrease was primarily due to the receipt of approximately $20.8 million in dividends from Castlewood Holdings in 2003, compared to the receipt of distributions of approximately $7.2 million from Green Tree and a $3.0 million dividend from Castlewood Holdings in 2004.

     Net cash provided by investing activities was approximately $32.9 million for 2004 and consisted primarily of proceeds received from the sale of Green Tree. In July 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, completed the sale of their entire interests in Green Tree to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, and Cerberus Green Tree Investments, LLC and Cerberus JCF Coinvest, LLC, each an affiliate of Cerberus Capital Management L.P. In exchange for their entire interests, the JCF CFN Entities received aggregate sales proceeds of approximately $40.0 million in cash. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by cash distributions of approximately $7.2 million made by Green Tree in 2004 prior to the completion of the sale.

     For 2003, net cash used in investing activities was approximately $24.2 million. During 2003 the Company funded capital contributions to Castlewood Holdings of approximately $7.2 million and the JCF CFN Entities invested approximately $24.7 million in Green Tree. These amounts were partially offset by the receipt of approximately $7.8 million in proceeds from the sale of B-Line.

     Net cash used in financing activities was approximately $15.6 million in 2004 compared to net cash provided by financing activities of approximately $10.0 million for 2003. During 2004, approximately $16.1 million was distributed to Castlewood Holdings as the minority interest portion of the approximately $40.0 million in distributions received from Green Tree. This amount was partially offset by the receipt of $555,000 from the exercise of certain stock options in May 2004. Net cash provided by financing activities was approximately $10.0 million in 2003, representing Castlewood Holdings' minority interest capital contribution in the JCF CFN Entities of approximately $10.2 million less minority interest distributions to Castlewood Holdings of $194,000.

     The Company's assets, aggregating approximately $159.0 million at December 31, 2004, include approximately $81.7 million in cash and cash equivalents and approximately $4.1 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. The Company incurred rent expense in the amount of $37,200, $37,200 and $35,950 for the three years ended December 31, 2004, 2003 and 2002, respectively. In February 2002, the Company entered into an agreement with J.C. Flowers & Co. LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for an annual payment of $66,000. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

RESULTS OF OPERATIONS

  2004 Compared to 2003

     Interest income was $983,000 in 2004 compared to $821,000 in 2003. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased during 2004 as a result of the receipt of approximately $24.0 million in July 2004, representing the Company's share of proceeds from the sale of Green Tree. In addition, interest rates earned on the Company's cash, cash equivalents and certificates of deposit increased during the last quarter of 2004.

     Earnings of partially owned equity affiliates were approximately $8.3 million in 2004 compared to $15.9 million in 2003. The Company recorded equity in earnings of $118,000 and $293,000 from B.H. Acquisition in 2004 and 2003, respectively. The Company recorded equity in earnings of approximately $4.0 million in 2004 from Castlewood Holdings compared to approximately $9.6 million in 2003. The Company's equity in earnings from B-Line was approximately $1.7 million in 2003 (the Company sold its entire interest in B-Line in December
2003). The Company reported equity in earnings of approximately $4.3 million from Green Tree for the period from January 1 to July 15, 2004 (the Company sold its entire interest in Green Tree in July 2004) compared to approximately $4.2 million for the period from June 23 to December 31, 2003 (the Company made its investment in Green Tree in June 2003). The Company's reported income was reduced by approximately $3.0 million and approximately $1.1 million in 2004 and 2003, respectively, to reflect Castlewood Holdings' minority interest in Green Tree. In addition, the Company reported income of approximately $4.4 million, net of income taxes, as its proportionate share of the excess of the net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings. For further discussion of the reasons underlying the changes in earnings of partially owned equity affiliates, see "-- Results of Operations -- Partially Owned Equity Affiliates".

     In July 2004, the JCF CFN Entities completed the sale of their entire interests in Green Tree. In exchange for their entire interest, the JCF CFN Entities received aggregate sales proceeds of approximately $40 million in cash. Of this amount, Castlewood Holdings received aggregate sales proceeds of approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004. The Company recorded a gain of approximately $6.9 million on the sale.

     Other income was $498,000 in 2004 compared to $484,000 in 2003. The Company recorded a quarterly investment management fee of $100,000 from Castlewood Holdings for each of the four quarters in 2004 and 2003.

     General and administrative expenses were approximately $3.0 million and approximately $3.1 million in 2004 and 2003, respectively. Of these amounts, approximately $1.3 million and $1.4 million, including non-cash compensation, related to employee expenses in 2004 and 2003, respectively. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were approximately $1.0 million and $950,000 in 2004 and 2003, respectively.

     Income tax expense was approximately $4.8 million and approximately $3.0 million in 2004 and 2003, respectively. The Company's effective tax rate for 2004 approximated the statutory rate. The effective tax rate for 2003 differed from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets.

     Consolidated net income was approximately $10.4 million in 2004 compared to approximately $13.2 million in 2003. The change in net income for 2004 compared to 2003 is primarily a result of a decrease in earnings from partially owned equity affiliates of approximately $7.5 million, an increase in the gain on sale of partially owned equity affiliates of approximately $3.7 million, an increase in income taxes of approximately $1.8 million, an increase in minority interest of approximately $1.9 million and an increase from the extraordinary gain, net of income taxes, of approximately $4.4 million.

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

     In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses. The Company recorded a pre-tax gain of approximately $3.3 million on the sale.

     Other income was $484,000 in 2003 compared to $608,000 in 2002. The Company recorded a quarterly investment management fee of $100,000 from Castlewood Holdings for each of the four quarters in 2003 and 2002. In addition, the Company received commitment fees of $82,000 and $208,000 in 2003 and 2002, respectively, in connection with standby purchase commitments entered into by the Company.

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

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, we have provided the following additional summary information with respect to those companies' results of operations. This discussion and analysis should be read in conjunction with the audited consolidated financial statements of the partially owned equity affiliates and related notes that are included in this Annual Report.

  Castlewood Holdings

  2004 Compared to 2003

     Underwriting income for the years ended December 31, 2004 and 2003 was $13.7 million and $24.0 million, respectively. The underwriting income earned for both 2004 and 2003 was attributable to the settlement of losses for amounts below carried reserve balances and the re-evaluation of required insurance reserves for loss and loss adjustment expenses in its subsidiaries. This re-evaluation was made based on an independent actuarial review.

     Castlewood Holdings earned consulting fees of approximately $23.7 million and $24.7 million for the years ended December 31, 2004 and 2003, respectively. Castlewood Holdings generates its consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary depending on the success and timing of completion of success-based fee arrangements. Included in these amounts were approximately $1.3 million in consulting fees charged to B.H. Acquisition, a related party, in both 2004 and 2003.

     Castlewood Holdings' share of equity in earnings of partly-owned companies for the years ended December 31, 2004 and 2003, was $6.9 million and $1.6 million, respectively. This amount represents Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition and JCF CFN in 2004 and 2003 and Cassandra in 2004.

     Net investment income, excluding unrealized gains and losses, for the years ended December 31, 2004 and 2003, was $10.5 million and $7.1 million, respectively. The increase was attributable to the combination of the acquisition of Harper Insurance Limited's investment portfolio of $536.9 million in October 2004 and the increase in the investment yield during 2004. In addition, in 2003, Castlewood Holdings recognized a realized loss on derivative instruments of $862,000. Castlewood Holdings sold a currency option for 14.6 million British pounds as an economic hedge of Castlewood Holdings' portion of the purchase price of Toa Re. Castlewood Holdings completed the transaction at an exchange rate of 1.6474. The pound weakened to a rate of 1.58 to the U.S. dollar, resulting in Castlewood Holdings recognizing the realized loss.

     Castlewood Holdings has recorded foreign exchange gains of $3.7 million and $2.4 million for the years ended December 31, 2004 and 2003, respectively. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds.

At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the year. The resulting exchange gains or losses are included in net income. The foreign exchange gain in 2004 arose primarily as a result of the Company disposing of its surplus Swiss Franc cash balances obtained as part of the Harper acquisition. For 2003, the gain was attributable to the company disposing of its British pound available for sale investment portfolio.

     Salaries and benefits, which include accrued bonuses, were $26.3 million and $15.7 million for the years ended December 31, 2004 and 2003, respectively. Castlewood Holdings is a service based company and, as such, employee salaries and benefits are its largest cost. Castlewood Holdings has in place a discretionary bonus plan. Included as part of the salary cost is an accrual relating to this plan. The increase in 2004 compared to 2003 was primarily due to an increased number of employees, the implementation of an employee share plan and a reduction in the 2003 bonus accrual due to a change in methodology adopted in that year.

     General and administrative expenses were $10.7 million and $7.0 million for the years ended December 31, 2004 and 2003, respectively. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda, and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Income taxes of $1.9 million and $1.5 million were recorded for the years ended December 31, 2004 and 2003, respectively. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

     Castlewood Holdings has recorded a minority interest in earnings of $3.1 million and $5.1 million in 2004 and 2003, respectively, reflecting the remaining 49.9% economic interest in the earnings from Hillcot.

     Negative goodwill of $21.8 million was recorded for the year ended December 31, 2004. This amount represents the excess of the fair value of net assets acquired of $26.2 million over the cost of $4.4 million in the acquisition of Mercantile, Harper and Longmynd. This excess has, in accordance with SFAS 141 "Business Combinations," been recognized as an extraordinary gain in 2004. The fair values of the reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

     Castlewood Holdings reported consolidated net earnings of approximately $38.3 million in 2004 compared to approximately $30.6 million in 2003. The increase in 2004 from 2003 was primarily a result of an extraordinary gain of $21.8 million in 2004, partially offset by a substantial decrease in underwriting income and a substantial increase in salaries and benefit expense.

  2003 Compared to 2002

     Underwriting income for the years ended December 31, 2003 and 2002 was $24.0 million and $48.8 million, respectively. The underwriting income earned for both 2003 and 2002 was attributable to the settlement of losses for amounts below carried reserve balances and the re-evaluation of required insurance reserves for loss and loss adjustment expenses in its subsidiaries. This re-evaluation was made based on an independent actuarial review.

     Castlewood Holdings earned consulting fees of approximately $24.7 million and $20.6 million for the years ended December 31, 2003 and 2002, respectively. Castlewood Holdings generates its consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary depending on the success and timing of completion of success-based fee arrangements. Included in these amounts were approximately $1.3 million in consulting fees charged to B.H. Acquisition, a related party, in both 2003 and 2002.

     Castlewood Holdings' share of equity in earnings of partly-owned companies for the years ended December 31, 2003 and 2002, was $1.6 and $10.1 million, respectively. This amount represents Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition in 2003 and 2002 and JCF CFN in 2003.

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

     Castlewood Holdings recorded foreign exchange gains of $2.4 million and $4.9 million for the years ended December 31, 2003 and 2002, respectively. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the year. The resulting exchange gains or losses are included in net income. The foreign exchange gain in 2003 arose primarily as a result of the Company disposing of its British pound available for sale investment portfolio. For 2002, the gain was attributable to the company, at various points in the year, having a surplus British pound position.

     Salaries and benefits, which include accrued bonuses, were $15.7 million and $24.2 million for the years ended December 31, 2003 and 2002, respectively. Castlewood Holdings is a service based company and, as such, employee salaries and benefits are its largest cost. Castlewood Holdings has in place a discretionary bonus plan. Included as part of the salary cost is an accrual relating to this plan. The decrease in salaries and benefits for 2003 was attributable primarily to a lower bonus accrual recorded as a result of lower income earned for the year ended December 31, 2003.

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

  B.H. Acquisition

  2004 Compared to 2003

     B.H. Acquisition reported net underwriting income of $428,000 for the year ended December 31, 2004 compared to an underwriting loss of $230,000 for the year ended December 31, 2003.

     Net investment income for the year ended December 31, 2004 was $1.5 million compared to $1.3 million for the year ended December 31, 2003. Investment income consists primarily of interest income earned from cash, cash equivalents, debt securities and mutual funds. The increase in net investment income in 2004 was attributable to an increase in interest rates earned on the cash, cash equivalents and investments.

     General and administrative expenses were $2.8 million for the year ended December 31, 2004 compared to $1.6 million for the year ended December 31, 2003. General and administrative expenses include professional fees (legal, audit and actuarial), management and consulting expenses, and provisions for doubtful accounts. In 2003, there was an adjustment to the provision for doubtful accounts associated with reinsurance recoverables of $693,000, resulting in a reduction to general and administrative expenses in that year. There was no such adjustment in 2004. The remaining increase in general and administrative expenses for 2004 was mainly a result of increased legal and audit fees.

     B.H. Acquisition recorded a foreign exchange loss of $142,000 for the year ended December 31, 2004 compared to a gain of $927,000 for the year ended December 31, 2003. Through its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income. In 2004, B.H. Acquisition made an attempt to more closely match its foreign currency exposure, resulting in a small loss for the year. For 2003, the gain generated was attributable to B.H. Acquisition having a surplus Euro position at various points during the year.

     Amortization of the run-off provision was $1.3 million and $500,000 for the years ended December 31, 2004 and 2003, respectively. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. This provision is amortized on a straight-line basis over this period. In 2003 an additional provision of $2.1 million was established and the expected life of the run-off was extended two years.

     Net earnings for the year ended December 31, 2004 were $359,000 compared to $888,000 for the year ended December 31, 2003.

  2003 Compared to 2002

     B.H. Acquisition reported an underwriting loss of $230,000 for the year ended December 31, 2003 compared to income of $19.8 million for the year ended December 31, 2002. The substantial decrease was attributable primarily to the 2002 annual re-evaluation of required insurance reserves for loss and loss adjustment expenses in one of its subsidiaries. This re-evaluation was made based on an independent actuarial review.

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

     General and administrative expenses were $1.6 million for the year ended December 31, 2003 compared to $3.2 million for the year ended December 31, 2002. General and administrative expenses include professional fees (legal, audit and actuarial), management and consulting expenses, and provisions for doubtful accounts. The decrease in general and administrative expenses in 2003 is a result of the positive movement of $1.8 million in the provision for doubtful accounts between this year and that established last year.

     B.H. Acquisition recorded foreign exchange gains of $927,000 for the year ended December 31, 2003 compared to $1.3 million for the year ended December 31, 2002. Through one of its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income. The gains generated in both years were attributable to B.H. Acquisition, at various points in the year, having a surplus Euro position.

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

RELATED PARTY TRANSACTIONS

     In February 2002, the Company entered into an agreement with J.C. Flowers & Co. LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for an annual payment of $66,000. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

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

     During 2003, the Company invested approximately $15.3 million in the JCF CFN Entities. In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree for aggregate sales proceeds of approximately $40 million in cash. Of this amount, Castlewood Holdings' aggregate sales proceeds were approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004. The Company recorded a pre-tax realized gain of approximately $6.9 million on the sale. Each of the JCF CFN Entities is controlled by JCF Associates I LLC, the managing member of which is Mr. Flowers.

     No fees were paid by the Company or will be payable by the Company to J.C. Flowers I LP, JCF Associates I LLC, or Mr. Flowers in connection with the Company's standby purchase commitment to Zurich or the Company's investment in JCF CFN.

     In March 2003, Castlewood Holdings and Shinsei completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based company, for approximately $46 million. The acquisition was effected through Hillcot, a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder, is a director of Shinsei.

     During 2004, Castlewood Holdings, through one of its subsidiaries, invested a total of approximately $9.1 million in Cassandra for a 27% interest. Cassandra was formed to invest in equity shares of a publicly traded international reinsurance company. J.C. Flowers I LP also owns a 27% interest in Cassandra. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. Mr. Flowers is the managing member of JCF Associates I LLC. In March 2005, Cassandra sold all of its holdings for total proceeds of approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. At December 31, 2004, the Company had cash and cash equivalents of approximately $81.7 million in interest bearing accounts (interest at floating rates) and approximately $4.1 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $858,000 per year. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at December 31, 2004 was approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Enstar Group, Inc.'s (the "Company's") management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in a report entitled Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company's internal control over financial reporting is effective as of December 31, 2004.

     The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the Company's consolidated financial statements, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is included herein.


                /s/ NIMROD T. FRAZER                                         /s/ CHERYL D. DAVIS
-----------------------------------------------------       -----------------------------------------------------
                  NIMROD T. FRAZER                                             CHERYL D. DAVIS
         Chairman of the Board of Directors                 Chief Financial Officer, Vice President and Secretary
             and Chief Executive Officer
                                                                               March 30, 2005
                   March 30, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Enstar Group, Inc.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that The Enstar Group, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended, and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
March 30, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Enstar Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the 2003 financial statements of Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $29,731,799 in Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC's net assets at December 31, 2003, and of $4,235,824 in those companies' net income for the year ended December 31, 2003, are included in the accompanying consolidated financial statements. The 2003 financial statements of Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors such consolidated financial statements present fairly, in all material respects, the financial position of The Enstar Group, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill pursuant to Statement of Financial Accounting Standards No. 142.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
March 30, 2005

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 13, 2004

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 81,675   $ 55,767
  Certificates of deposit...................................     4,058      4,077
  Receivable from affiliate.................................        --         57
  Other current assets......................................       132        147
                                                              --------   --------
       Total current assets.................................    85,865     60,048
Partially owned equity affiliates...........................    72,618     91,839
Deferred income tax assets..................................        --        234
Other assets................................................       494        499
                                                              --------   --------
       Total assets.........................................  $158,977   $152,620
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    345   $    374
  Accounts payable to affiliates............................       358         --
  Income taxes payable......................................       639      2,562
  Other current liabilities.................................        --        625
                                                              --------   --------
       Total current liabilities............................     1,342      3,561
Deferred income tax liabilities.............................     7,730         --
Accrued taxes...............................................     2,625      2,000
Deferred compensation.......................................       662        695
Other liabilities...........................................       444        432
                                                              --------   --------
       Total liabilities....................................    12,803      6,688
                                                              --------   --------
Commitments and contingencies (Note 4)
Minority interest...........................................        --     11,449
                                                              --------   --------
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,960,260 and 5,908,104 shares issued at
     December 31, 2004 and 2003, respectively)..............        60         59
  Additional paid-in capital................................   190,008    188,591
  Deferred compensation of partially owned equity
     affiliate..............................................      (125)      (284)
  Accumulated other comprehensive income from partially
     owned equity affiliates, net...........................       391        669
  Accumulated deficit.......................................   (38,350)   (48,742)
  Treasury stock, at cost (442,351 shares)..................    (5,810)    (5,810)
                                                              --------   --------
     Total shareholders' equity.............................   146,174    134,483
                                                              --------   --------
     Total liabilities and shareholders' equity.............  $158,977   $152,620
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
Interest income..........................................  $      983   $      821   $    1,499
Earnings of partially owned equity affiliates............       8,348       15,860       28,621
Gain on sale of partially owned equity affiliates........       6,911        3,256           --
Other income.............................................         498          484          608
General and administrative expenses......................      (2,981)      (3,105)      (3,130)
                                                           ----------   ----------   ----------
Income before income taxes, minority interest,
  extraordinary gain and cumulative effect of a change in
  accounting principle...................................      13,759       17,316       27,598
Income taxes.............................................      (4,809)      (2,987)      (6,072)
                                                           ----------   ----------   ----------
Income before minority interest, extraordinary gain and
  cumulative effect of a change in accounting
  principle..............................................       8,950       14,329       21,526
Minority interest........................................      (2,973)      (1,103)          --
                                                           ----------   ----------   ----------
Income before extraordinary gain and cumulative effect of
  a change in accounting principle.......................       5,977       13,226       21,526
Extraordinary gain, net of income taxes of $2,741........       4,415           --           --
Cumulative effect of a change in accounting principle,
  net of income taxes of $13.............................          --           --          967
                                                           ----------   ----------   ----------
Net income...............................................  $   10,392   $   13,226   $   22,493
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- basic.............   5,496,819    5,465,753    5,465,753
                                                           ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution...............................................   5,800,993    5,881,410    5,753,553
                                                           ==========   ==========   ==========
Income per common share before extraordinary gain and
  change in accounting principle -- basic................  $     1.09   $     2.42   $     3.94
Extraordinary gain, net of income taxes -- basic.........         .80           --           --
Cumulative effect of a change in accounting principle,
  net of income taxes -- basic...........................          --           --          .18
                                                           ----------   ----------   ----------
Net income per common share -- basic.....................  $     1.89   $     2.42   $     4.12
                                                           ==========   ==========   ==========
Income per common share before extraordinary gain and
  change in accounting principle -- assuming dilution....  $     1.03   $     2.25   $     3.74
Extraordinary gain, net of income taxes -- assuming
  dilution...............................................         .76           --           --
Cumulative effect of a change in accounting principle,
  net of income taxes -- assuming dilution...............          --           --          .17
                                                           ----------   ----------   ----------
Net income per common share -- assuming dilution.........  $     1.79   $     2.25   $     3.91
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
Net income..................................................  $10,392   $13,226   $22,493
Other comprehensive income (loss) of partially owned equity
  affiliates:
  Unrealized holding gains (losses) on investments, net of
     income tax expense (benefit) of $0, $(364) and $15.....       --      (586)      353
  Reclassification adjustment for (gains) losses included in net income, net of income tax benefit (expense) of
     $(199), $548 and $0....................................     (321)      882      (178)
  Unrealized gain (loss) on cash flow hedge, net of income
     tax expense (benefit) of $(41) and $41.................      (66)       66        --
  Currency translation adjustment, net of income tax expense
     of $68, $112 and $63...................................      109       181        83
                                                              -------   -------   -------
Other comprehensive income (loss)...........................     (278)      543       258
                                                              -------   -------   -------
Comprehensive income........................................  $10,114   $13,769   $22,751
                                                              =======   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                             ACCUMULATED
                                                                                OTHER
                                                               DEFERRED     COMPREHENSIVE
                                                             COMPENSATION   INCOME (LOSS)
                                                ADDITIONAL   OF PARTIALLY   OF PARTIALLY
                                       COMMON    PAID-IN     OWNED EQUITY   OWNED EQUITY    ACCUMULATED   TREASURY
                                       STOCK     CAPITAL      AFFILIATES     AFFILIATES       DEFICIT      STOCK      TOTAL
                                       ------   ----------   ------------   -------------   -----------   --------   --------
Balance at January 1, 2002...........   $59      $188,001                       $(132)       $(84,461)    $(5,810)   $ 97,657
  Net income.........................                                                          22,493                  22,493
  Deferred compensation granted......                           $(583)                                                   (583)
  Unrealized holding gains on
    investments......................                                             353                                     353
  Reclassification adjustment for
    gains included in net income.....                                            (178)                                   (178)
  Currency translation adjustment....                                              83                                      83
  Issuance of officers' stock
    options..........................                 424                                                                 424
                                        ---      --------       -----           -----        --------     -------    --------
Balance at December 31, 2002.........    59       188,425        (583)            126         (61,968)     (5,810)    120,249
  Net income.........................                                                          13,226                  13,226
  Amortization of deferred
    compensation.....................                             299                                                     299
  Unrealized holding losses on
    investments......................                                            (586)                                   (586)
  Reclassification adjustment for
    losses included in net income....                                             882                                     882
  Unrealized gain on hedge assets....                                              66                                      66
  Currency translation adjustment....                                             181                                     181
  Issuance of officers' stock
    options..........................                 166                                                                 166
                                        ---      --------       -----           -----        --------     -------    --------
Balance at December 31, 2003.........    59       188,591        (284)            669         (48,742)     (5,810)    134,483
  Net income.........................                                                          10,392                  10,392
  Amortization of deferred
    compensation.....................                             159                                                     159
  Reclassification adjustment for
    gains included in net income.....                                            (321)                                   (321)
  Unrealized loss on hedge assets....                                             (66)                                    (66)
  Currency translation adjustment....                                             109                                     109
  Exercise of stock options..........     1           554                                                                 555
  Issuance of shares from deferred
    compensation plan................                 224                                                                 224
  Tax benefit from exercise of stock
    options and issuance of shares
    from deferred compensation
    plan.............................                 606                                                                 606
  Issuance of officers' stock
    options..........................                  33                                                                  33
                                        ---      --------       -----           -----        --------     -------    --------
Balance at December 31, 2004.........   $60      $190,008       $(125)          $ 391        $(38,350)    $(5,810)   $146,174
                                        ===      ========       =====           =====        ========     =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 10,392   $ 13,226   $ 22,493
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Earnings of partially owned equity affiliates..........    (8,348)   (15,860)   (28,621)
     Dividends and distributions received from partially
       owned equity affiliates..............................    10,216     20,826      3,300
     Minority interest in earnings of JCF CFN...............     2,973      1,103         --
     Gain on sale of partially owned equity affiliates......    (6,911)    (3,256)        --
     Extraordinary gain, net of income taxes................    (4,415)        --         --
     Cumulative effect of a change in accounting principle
       from partially owned equity affiliate, net of income
       taxes................................................        --         --       (967)
     Noncash compensation expense...........................        33        166        424
     Deferred income taxes..................................     5,395        688        512
     Tax benefit from exercise of stock options and issuance
       of shares from deferred compensation plan............       606         --         --
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................    (1,594)    (3,014)     5,683
     Other, net.............................................       270        705        215
                                                              --------   --------   --------
       Net cash provided by operating activities............     8,617     14,584      3,039
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of partially owned equity affiliates...    32,831      7,766         --
  Capital contribution to Castlewood Holdings Limited.......        --     (7,169)   (21,000)
  Investment of JCF CFN in Green Tree.......................        --    (24,744)        --
  Purchase of certificates of deposit.......................    (8,120)   (10,213)    (8,020)
  Maturities of certificates of deposit.....................     8,145     10,162      7,990
                                                              --------   --------   --------
       Net cash provided by (used in) investing
          activities........................................    32,856    (24,198)   (21,030)
                                                              --------   --------   --------
Cash flows from financing activities:
  Minority interest's capital contribution in JCF CFN,
     net....................................................        --     10,006         --
  Distributions to minority interest........................   (16,120)        --         --
  Proceeds from exercise of stock options...................       555         --         --
                                                              --------   --------   --------
       Net cash provided by (used in) financing
          activities........................................   (15,565)    10,006         --
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............    25,908        392    (17,991)
Cash and cash equivalents at the beginning of the year......    55,767     55,375     73,366
                                                              --------   --------   --------
Cash and cash equivalents at the end of the year............  $ 81,675   $ 55,767   $ 55,375
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $    731   $  5,332   $     21
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

     The Company, through the operations of its partially owned equity affiliates, Castlewood Holdings Limited ("Castlewood Holdings") and B.H. Acquisition Limited ("B.H. Acquisition"), and their subsidiaries, acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts.

     The Company consolidates JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings
LLC) and related entities (collectively, "Green Tree"), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. ("Conseco Finance"). In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree. See Note 3 for further discussion of this transaction.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enstar Financial Services, Inc., an inactive company. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest in its financial statements for Castlewood Holdings' 40% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

Company's cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

     (e) Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets, principally 3 to 7 years.

     (f) Financial Instruments -- The Company holds certificates of deposit ("CDs") offered by commercial banks. These certificates had a weighted average maturity of approximately six months at December 31, 2004. The estimated fair value of CDs at December 31, 2004 and 2003, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.

     (g) Income Taxes -- The Company computes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.

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

     The components of accumulated other comprehensive income are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Unrealized holding gains on investments, net of income tax
  expense of $199...........................................    --    $321
Unrealized gain on cash flow hedge, net of income tax
  expense of $41............................................    --      66
Currency translation adjustment, net of income tax expense
  of $243 and $175..........................................  $391     282
                                                              ----    ----
Total accumulated other comprehensive income................  $391    $669
                                                              ====    ====

     (i) Deferred Compensation of Partially Owned Equity Affiliates -- The Company records its proportionate share of deferred compensation reported by Castlewood Holdings, one of its partially owned equity affiliates. The deferred compensation arises from stock based compensation awards entered into with certain senior employees of Castlewood Holdings.

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

     The Company had approximately $552,000 of unamortized goodwill related to B-Line classified as a component of partially owned equity affiliates at December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortization of this goodwill. In addition, B.H. Acquisition had negative goodwill of approximately $3.0 million recorded on its financial statements as of December 31, 2001. In accordance with SFAS 142, B.H. Acquisition reversed this negative goodwill into earnings upon adoption of SFAS 142 and presented it as a cumulative effect of a change in accounting principle. The Company's proportionate share of this reversal was $967,000, net of income taxes, and has been presented as a cumulative

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
effect of a change in accounting principle in the consolidated statement of income for the year ended December 31, 2002.

     In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Interest Entities," as amended by FIN 46R issued in December 2003, which requires consolidation by a business enterprise of variable interest entities ("VIE") if the enterprise is determined to be the primary beneficiary. This interpretation was effective for new variable interests created or obtained after January 31, 2003 and for periods beginning after June 15, 2003 for variable interests that were acquired before February 1, 2003. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying consolidated financial statements, with Castlewood Holdings' 40% interest in the JCF CFN Entities reflected as a minority interest in the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company currently accounts for employee share-based payment awards under the provisions of APB 25. The Company will apply the provisions of SFAS 123R for the first interim reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the implementation of this statement will have on its consolidated financial position and results of operations.

     (k) Revenue Recognition -- Revenue includes interest income earned from cash, cash equivalents and certificates of deposit and the Company's proportionate share of earnings from partially owned equity affiliates. Interest income is recorded when earned. The Company's proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC ("B-Line"). Prior to its sale of B-Line in the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears.

     (l) Stock-Based Compensation -- For the three years ended December 31, 2004, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan (the "2001 Directors' Plan") and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB 25 and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for grants under stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

Company's pro forma net income and net income per share for 2004, 2003 and 2002 would have been as follows:

                                                           2004      2003      2002
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net income, as reported.................................  $10,392   $13,226   $22,493
Add: Stock-based employee compensation expense included
  in reported net income, net of income taxes...........      138       102       396
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of income taxes...........................     (555)     (361)     (374)
                                                          -------   -------   -------
Pro forma net income....................................  $ 9,975   $12,967   $22,515
                                                          =======   =======   =======
Income per common share:
  Basic -- as reported..................................  $  1.89   $  2.42   $  4.12
                                                          =======   =======   =======
  Basic -- pro forma....................................  $  1.81   $  2.37   $  4.12
                                                          =======   =======   =======
  Assuming dilution -- as reported......................  $  1.79   $  2.25   $  3.91
                                                          =======   =======   =======
  Assuming dilution -- pro forma........................  $  1.72   $  2.20   $  3.91
                                                          =======   =======   =======

     The pro forma stock-based employee compensation reflected above is based on the application of Emerging Issues Task Force No. 00-23, "Issues Related to the Accounting for Stock Compensation Under APB 25 and FASB Interpretation No. 44," to the pro rata vesting of such awards.

     The fair values for options granted under the Company's stock option plans were calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              2004    2003    2002
                                                              -----   -----   -----
Risk-free interest rate.....................................   3.08%   3.88%   4.26%
Dividend yield..............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  20.46%  22.58%  23.29%
Expected life, in years.....................................   2.12    2.35    2.45

     Based on these assumptions, the estimated weighted average fair value at the date of grant for options vesting during the years ended December 31, 2004, 2003 and 2002 were $5.15, $5.14 and $4.82, respectively.

     (m) Reclassifications -- Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 3:  PARTIALLY OWNED EQUITY AFFILIATES

     (a) B.H. Acquisition -- In July 2000, the Company, through B.H. Acquisition, a joint venture with Castlewood Limited ("Castlewood") and an entity controlled by Trident II, L.P. ("Trident"), acquired as an operating business two reinsurance companies, Brittany Insurance Company Ltd. ("Brittany") and Compagnie Europeenne d'Assurances Industrielles S.A. ("CEAI"). Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. The Company owns 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood owns 33% of the voting stock and a 45% economic interest in B.H. Acquisition. The Company's ownership in B.H. Acquisition is accounted for using the equity method of accounting.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     (b) Castlewood Holdings Limited -- In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the "Castlewood Principals"), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). As part of the transaction, the Company made a capital commitment of $39.5 million for its interest in Castlewood Holdings. The Company owns 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each own 25% of Castlewood Holdings' voting stock. The Company owns a 32.89% economic interest in Castlewood Holdings. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company's ownership in Castlewood Holdings is accounted for using the equity method of accounting.

     As a result of this transaction, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At December 31, 2004, the Company's beneficial ownership in B.H. Acquisition was 47.8%. The Company's combined voting interest in B.H. Acquisition is limited to 50%.

     Immediately following the closing of the Castlewood Holdings Transaction, the Company contributed $12.5 million to Castlewood Holdings. In August 2002, the Company funded an additional $21 million to Castlewood Holdings. The funds were used, in part, to capitalize Fitzwilliam (SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies. The remaining commitment of approximately $7.2 million was funded in March 2003. The funds were used for the purchase of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based subsidiary of The Toa Reinsurance Company, Limited (described below).

     In conjunction with the closing of the Castlewood Holdings Transaction, the Company also transferred its shares in Revir Limited ("Revir"), a newly-formed Bermuda holding company, at cost to Castlewood Holdings. Revir then completed the acquisition of two reinsurance companies in run-off, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda (collectively, the "River Thames Transaction"). The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited ("Hudson"), a Bermuda-based company, for approximately $4.1 million. Hudson reinsured risks relating to property, casualty and workers' compensation, on a worldwide basis, and is now administering the run-off of its claims.

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of Toa-UK for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. J. Christopher Flowers ("Mr. Flowers"), a member of the Company's board of directors and the Company's largest shareholder, is a director of Shinsei. Castlewood Holdings' results of operations include the results of Toa-UK from the date of acquisition in March 2003.

     In August 2004, Castlewood Holdings awarded a grant of 744 shares of its Class D stock to certain of its employees under a stock-based compensation plan. The plan allows total awards up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. Of the shares awarded, 242 shares had vested as of

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

December 31, 2004. The remaining shares granted under the award will vest over various periods through April 2009. As a result of the award in August 2004, the Company's economic interest in Castlewood Holdings of 33 1/3% was diluted by 0.44% to 32.89% as of December 31, 2004. As shares issued under the August 2004 award vest and as additional shares are awarded in the future, the Company's economic interest could decrease to a minimum of 30.83%. The Company's voting interest will remain at 50%.

     During 2004, Castlewood Holdings, through one of its subsidiaries, invested a total of approximately $9.1 million in Cassandra Equity LLC and Cassandra Equity (Cayman) LP, (collectively, "Cassandra"), for a 27% interest in each. Cassandra was formed to invest in equity shares of a publicly traded international reinsurance company. J.C. Flowers I LP also owns a 27% interest in Cassandra. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. Mr. Flowers is the managing member of JCF Associates I LLC. In March 2005, Cassandra sold all of its holdings for total proceeds of approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

     Also during 2004, Castlewood Holdings, through one of its subsidiaries, completed the acquisition of Mercantile, Harper and Longmynd for a total purchase price of approximately $4.5 million. Castlewood Holdings recorded an extraordinary gain of approximately $21.8 million relating to the excess of the fair value of the net assets acquired over the cost of these acquisitions.

     (c) B-Line -- The Company owned membership units of B-Line from November 1998 to December 2003. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses, resulting in a pre-tax gain of approximately $3.3 million.

     (d) Green Tree -- During 2003, the Company funded approximately $15.3 million to the JCF CFN Entities in exchange for a 60% interest in such entities. In addition, Castlewood Holdings funded approximately $10.2 million to the JCF CFN Entities in exchange for a 40% interest.

     The JCF CFN Entities invested in Green Tree together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. In June 2003, the JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance for approximately $630 million in cash plus certain assumed liabilities. The assets consisted primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The managing member of JCF Associates I LLC is Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The JCF CFN Entities accounted for the investment in Green Tree under the equity method of accounting. Because the JCF CFN Entities are consolidated, Green Tree was treated as a partially owned equity affiliate of the Company.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     (e) Summarized Financial Information -- In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of December 31, 2004 and 2003 and for each of the three years ended December 31, 2004. Summarized financial information for Green Tree for 2004 is presented for the period from January 1 to July 15. The information for 2003 is presented as of December 31 and for the period from June 23 to December 31 (Green Tree was acquired in June 2003 and sold in July 2004). Summarized financial information for B-Line is presented for the year ended December 31, 2002 and from January 1, 2003 through December 23, 2003 (date of sale). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their audited financial statements. The summarized financial information presented below for Green Tree is derived from its 2003 audited financial statements and 2004 quarterly financial statements. Prior to the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears. In 2003, the Company recorded the results of operations of B-Line through the date of the sale. The summarized information presented below for B-Line has been derived from its unaudited quarterly financial statements.

                                                                 DECEMBER 31, 2004
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Total assets................................................   $110,414     $1,347,853
Total liabilities...........................................     71,748      1,139,123
Minority interest...........................................         --         31,392
Total equity................................................     38,666        177,338

                                                                DECEMBER 31, 2003
                                                      --------------------------------------
                                                         B.H.       CASTLEWOOD
                                                      ACQUISITION    HOLDINGS     GREEN TREE
                                                      -----------   -----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Total assets........................................   $120,474      $632,347     $1,020,514
Total liabilities...................................     82,167       456,436        399,457
Minority interest...................................         --        28,295             --
Total equity........................................     38,307       147,616        621,057

                                                             YEAR ENDED DECEMBER 31, 2004
                                                        --------------------------------------
                                                           B.H.       CASTLEWOOD
                                                        ACQUISITION    HOLDINGS     GREEN TREE
                                                        -----------   -----------   ----------
                                                                (DOLLARS IN THOUSANDS)
Revenue...............................................                  $23,703      $262,327
Underwriting income...................................     $428          13,706
Operating income......................................                                123,842
Net income............................................      359          38,294        99,114

                                                         YEAR ENDED DECEMBER 31, 2003
                                               ------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                               H-LINE    ACQUISITION    HOLDINGS     GREEN TREE
                                               -------   -----------   -----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Revenue......................................  $67,958                   $24,746      $244,758
Underwriting income (loss)...................              $  (230)       24,044
Operating income.............................   20,215                                 100,699
Net income...................................   20,215         888        30,592        96,318

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                             YEAR ENDED DECEMBER 31, 2002
                                                        --------------------------------------
                                                                         B.H.       CASTLEWOOD
                                                          B-LINE      ACQUISITION    HOLDINGS
                                                        -----------   -----------   ----------
                                                                (DOLLARS IN THOUSANDS)
Revenue...............................................    $31,105                    $20,627
Underwriting income...................................                  $19,824       48,758
Operating income......................................     12,274
Net income............................................     12,274        25,367       60,619

     The results of B.H. Acquisition, Castlewood Holdings and Green Tree are presented from their respective dates of ownership. The acquisitions of River Thames, Overseas Reinsurance, Hudson, Hillcot, Harper, Mercantile and Longmynd by Castlewood Holdings are recorded as purchases in accordance with SFAS 141, "Business Combinations."

     The Company's consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $26.1 million and approximately $18.9 million at December 31, 2004 and 2003, respectively.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. The Company incurred rent expense in the amount of $37,200, $37,200 and $35,950 for the three years ended December 31, 2004, 2003 and 2002, respectively. In February 2002, the Company entered into an agreement with J.C. Flowers & Co. LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for an annual payment of $66,000. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

NOTE 5:  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                               2004     2003     2002
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Current tax expense (benefit)...............................  $ (586)  $2,299   $5,573
Deferred taxes..............................................   5,395      688      499
                                                              ------   ------   ------
                                                              $4,809   $2,987   $6,072
                                                              ======   ======   ======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

                                                             2004      2003      2002
                                                            -------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
Federal income taxes at statutory rate....................  $ 4,678   $ 5,887   $ 9,716
State income taxes, net of federal benefit................      502       291        16
Minority interest.........................................   (1,011)     (375)       --
Change in valuation allowance.............................      640    (2,818)   (3,649)
Other.....................................................       --         2       (11)
                                                            -------   -------   -------
                                                            $ 4,809   $ 2,987   $ 6,072
                                                            =======   =======   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company's deferred taxes at December 31, 2004 and 2003:

                                                                  2004        2003
                                                               ----------   ---------
                                                               (DOLLARS IN THOUSANDS)
Deferred income tax assets:
  Alternative minimum tax credit carryforwards..............    $  4,850     $ 4,055
  Losses of partially owned equity affiliates...............       5,171       6,227
  Other.....................................................         992       1,408
                                                                --------     -------
  Deferred tax assets.......................................      11,013      11,690
  Valuation allowance.......................................      (5,813)     (5,173)
                                                                --------     -------
                                                                   5,200       6,517
                                                                --------     -------
Deferred income tax liabilities:
  Undistributed earnings of partially owned equity
     affiliates.............................................     (12,687)     (5,868)
  Other.....................................................        (243)       (415)
                                                                --------     -------
                                                                 (12,930)     (6,283)
                                                                --------     -------
     Net deferred tax liabilities (assets)..................    $  7,730     $  (234)
                                                                ========     =======

     The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries and tax credits for the years 2004 and 2003, respectively. During 2004, the Company increased the valuation allowance by approximately $640,000 to approximately $5.8 million. During 2003 and 2002, the Company decreased the valuation allowance by approximately $2.8 million and $3.6 million, respectively, to approximately $5.2 million and $8.0 million, respectively, to reflect the utilization of credits.

     The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. At December 31, 2004, the accrual of $2.6 million for tax contingencies is reflected in accrued taxes on the balance sheet.

     In October 2004, the American Jobs Creation Act of 2004 (the "Act") was enacted. The Act creates a temporary incentive to repatriate foreign earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Due to both the complexity of the newly enacted law and the lack of guidance on implementation, the potential impact, if any, of the new provision is still being evaluated.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     Rights may not be exercised and are not detached from the common stock until ten days after the occurrence of a Distribution Triggering Event. The exercise price of the Rights is fixed at $40. The Rights generally are redeemable by the Board of Directors of the Company at a nominal price of $.01 per Right at any time prior to the time that they are detached from the common stock and separate certificates evidencing the Rights are delivered. As of December 31, 2004, no Rights were exercised.

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

     (b) Treasury Stock -- In April 1998, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. The Company repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan. Through this plan and a similar plan completed in the first quarter of 1998, the Company has repurchased a total of 442,351 shares for approximately $5.8 million as of December 31, 2004.

     (c) Deferred Compensation of Partially Owned Equity Affiliates -- The Company recorded its proportionate share of deferred compensation reported by Castlewood Holdings, one of its partially owned equity affiliates. The deferred compensation arose from stock based compensation awards entered into during 2002 with certain senior employees of Castlewood Holdings.

NOTE 7:  STOCK COMPENSATION

     (a) Deferred Compensation and Stock Plan for Non-Employee Directors -- In September 1997, the Company adopted a Deferred Compensation and Stock Plan for Non-Employee Directors. The purposes of this plan are to enable the Company to attract and retain qualified persons to serve as non-employee directors, to solidify the common interests of its non-employee directors and shareholders by enhancing the equity interest of non-employee directors in the Company, and to encourage the highest level of non-employee director performance by providing such non-employee directors with a proprietary interest in the Company's performance and progress by permitting non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units. Approximately $662,000 and $695,000 in stock compensation were deferred under this plan as of December 31, 2004, and 2003, respectively. In May 2004 Jeffrey S. Halis resigned from the Company's board of directors. Upon his resignation, Mr. Halis was issued 12,156 shares of the Company's common stock in connection with this plan, representing approximately $225,000 in deferred compensation.

     (b) Long-Term Incentive Program -- In January 1997, the Company adopted a long-term incentive program made up of three stock option/incentive plans. Under the program, the Company established the

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     Under the 1997 Directors' Plan, each of the Company's four outside directors was granted options for 25,000 shares of common stock in 1997. The options have an exercise price of $10.8125 and vested in five equal installments of 5,000 options through January 1, 2001. The options granted under the 1997 Directors' Plan expire in January 2007. In May 2004, Mr. Halis exercised options for 25,000 shares of the Company's common stock at a total exercise price of approximately $270,000 in connection with this plan.

     The Incentive Plan was established for the benefit of key employees and directors and provides generally for stock appreciation awards, incentive stock options and nonqualified stock options. In March 2000, John J. Oros, the Company's President and Chief Operating Officer, was granted options for 100,000 shares of common stock with an exercise price of $12.75. These options vested in three installments: 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003. These options expire in February 2010.

     In connection with the consummation of the River Thames Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $18.00 per share. These options vested on various dates through July 2004 and will expire in June 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2004, 2003 and 2002 of $19,000, $95,000 and $243,000,
respectively.

     In connection with the consummation of the Castlewood Holdings Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $19.25 per share. These options vested on various dates through July 2004 and will expire in September 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2004, 2003 and 2002 of $14,000, $71,000 and $181,000, respectively.

     Under the 2001 Directors' Plan, the Company's then current outside (non-employee) directors were each granted options in June 2001 for 15,000 shares of common stock with an exercise price of $18.90 per share. Options granted to each of the three outside directors under the plan vested in three equal installments of 5,000 shares in each of January 2002, January 2003 and January 2004. The options granted under this plan must be exercised no later than January 2011. In May 2004, Mr. Halis exercised options for 15,000 shares of the Company's common stock at a total exercise price of approximately $284,000 in connection with this plan.

     In May 2003, the Company's shareholders approved certain amendments to the Company's Incentive Plan. The amendments increased the total number of shares of common stock available to be granted under the plan from 322,500 to 522,500, and increased the aggregate number of shares of common stock that may be granted to any individual participant from 200,000 to 300,000.

     In August 2003, under the Incentive Plan, the Company granted 60,000 options to Mr. Frazer, 100,000 options to Mr. Oros, and 5,000 options to Gregory
L. Curl. The options granted to Messrs. Frazer and Oros vest in four equal annual installments starting January 1, 2005. The options granted to Mr. Curl vested on August 19, 2004. All options have an exercise price of $40.00, the closing market price on the date of grant, and expire in August 2013.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     Transactions under the Company's stock option/incentive plans as of and for the three years ended December 31, 2004 are as follows:

                                                           2004       2003       2002
                                                         --------   --------   --------
Under option, January 1................................   760,000    595,000    595,000
Granted................................................        --    165,000         --
Exercised..............................................   (40,000)        --         --
                                                         --------   --------   --------
Under option, December 31..............................   720,000    760,000    595,000
                                                         ========   ========   ========
Exercisable, December 31...............................   560,000    540,000    426,000
                                                         ========   ========   ========
Available to be granted, December 31...................    57,500     57,500     22,500
                                                         ========   ========   ========
Weighted average exercise prices per share:
  Under option, January 1..............................  $  19.88   $  14.30   $  14.30
  Granted..............................................        --      40.00         --
  Exercised............................................     13.85         --         --
  Under option, December 31............................     20.21      19.88      14.30
  Exercisable, December 31.............................     14.56      13.85      12.91

     Stock options outstanding and exercisable under these plans as of December 31, 2004 were:

                          OUTSTANDING                                    EXERCISABLE
---------------------------------------------------------------  ----------------------------
  RANGES OF                                    WEIGHTED AVERAGE
   EXERCISE     NUMBER OF   WEIGHTED AVERAGE      REMAINING      NUMBER OF   WEIGHTED AVERAGE
    PRICES       OPTIONS     EXERCISE PRICE    CONTRACTUAL LIFE   OPTIONS     EXERCISE PRICE
  ---------     ---------   ----------------   ----------------  ---------   ----------------
  $10 -- 20      555,000         $14.33           4.5 years       555,000         $14.33
   20 -- 40      165,000          40.00           8.6 years         5,000         $40.00

NOTE 8:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for 2004, 2003 and 2002. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans (Note 7).

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                        2004         2003         2002
                                                     ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Income before extraordinary gain and cumulative
  effect of a change in accounting principle.......  $    5,977   $   13,226   $   21,526
Extraordinary gain, net of income taxes............       4,415           --           --
Cumulative effect of a change in accounting
  principle, net of income taxes...................          --           --          967
                                                     ----------   ----------   ----------
Net income.........................................  $   10,392   $   13,226   $   22,493
                                                     ==========   ==========   ==========
Income per common share before extraordinary gain
  and change in accounting principle -- basic......  $     1.09   $     2.42   $     3.94
Extraordinary gain, net of income taxes -- basic...         .80           --           --
Cumulative effect of a change in accounting
  principle, net of income taxes -- basic..........          --           --          .18
                                                     ----------   ----------   ----------
Net income per common share -- basic...............  $     1.89   $     2.42   $     4.12
                                                     ==========   ==========   ==========
Income per common share before extraordinary gain
  and change in accounting principle -- assuming
  dilution.........................................  $     1.03   $     2.25   $     3.74
Extraordinary gain, net of income taxes -- assuming
  dilution.........................................         .76           --           --
Cumulative effect of a change in accounting
  principle, net of income taxes -- assuming
  dilution.........................................          --           --          .17
                                                     ----------   ----------   ----------
Net income per common share -- assuming dilution...  $     1.79   $     2.25   $     3.91
                                                     ==========   ==========   ==========
Weighted average shares outstanding -- basic.......   5,496,819    5,465,753    5,465,753
Common share equivalents...........................     304,174      415,657      287,800
                                                     ==========   ==========   ==========
Weighted average shares outstanding -- assuming
  dilution.........................................   5,800,993    5,881,410    5,753,553
                                                     ==========   ==========   ==========

     There were 165,000 antidilutive common stock equivalents for the year ended December 31, 2003. There were no antidilutive common stock equivalents for the years ended December 31, 2004 and 2002.

NOTE 9:  SEGMENT INFORMATION

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

     B.H. Acquisition, through its wholly owned subsidiaries, Brittany and CEAI, is principally engaged in the active management of books of reinsurance business from international markets. Castlewood Holdings acquires and manages insurance and reinsurance companies, including companies in run-off, and provides management, consulting and other services to the insurance and reinsurance industry. The JCF CFN Entities were formed to serve as a member of Green Tree which, in turn, was formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and associated servicing businesses from

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

Conseco Finance. B-Line provided services to credit card issuers and other holders of similar receivables. B-Line also purchased credit card receivables and recovered payments on these accounts.

     The consolidated financial information for B.H. Acquisition and Castlewood Holdings is reported for all years presented. Summarized financial information for JCF CFN for 2004 is presented for the period from January 1 to July 15. The information for 2003 is presented as of December 31 and for the period from June 23 to December 31 (Green Tree was acquired by JCF CFN in June 2003 and sold in July 2004). Summarized financial information for B-Line is presented for the year ended December 31, 2002 and from January 1, 2003 through December 23, 2003 (date of sale). A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years ended December 31, 2004 is as follows:

                                                           DECEMBER 31, 2004
                                            -----------------------------------------------
                                                           B.H.       CASTLEWOOD
                                            CORPORATE   ACQUISITION    HOLDINGS     TOTAL
                                            ---------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity affiliates.......                $12,843      $59,775     $ 72,618
  Corporate assets........................   $86,359                                 86,359
                                             -------      -------      -------     --------
     Total................................   $86,359      $12,843      $59,775     $158,977
                                             =======      =======      =======     ========

                                                          DECEMBER 31, 2003
                                      ---------------------------------------------------------
                                                     B.H.       CASTLEWOOD
                                      CORPORATE   ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                                      ---------   -----------   ----------   -------   --------
                                                  (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity
     affiliates.....................                $12,722      $49,385     $29,732   $ 91,839
  Corporate assets..................   $60,781                                           60,781
                                       -------      -------      -------     -------   --------
     Total..........................   $60,781      $12,722      $49,385     $29,732   $152,620
                                       =======      =======      =======     =======   ========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                      YEAR ENDED DECEMBER 31, 2004
                                         -------------------------------------------------------
                                                        B.H.       CASTLEWOOD
                                         CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                         ---------   -----------   ----------   -------   ------
                                                         (DOLLARS IN THOUSANDS)
Net underwriting income................                $   428      $ 13,706
Revenue................................                               23,703
Net investment income..................                  1,489        10,502
Interest income........................   $   983
Share of net income of partly-owned
  companies............................                                6,881    $4,255
General and administrative expenses....    (2,981)      (2,839)      (36,967)
Amortization of run-off provision......                  1,333
Gain on sale of Green Tree.............     6,911
Other income...........................       498           90
Foreign exchange gain(loss)............                   (142)        3,731
                                          -------      -------      --------    ------
Income before income taxes.............     5,411          359        21,556     4,255
Income taxes...........................    (7,550)                    (1,924)
Minority interest......................    (2,973)                    (3,097)
                                          -------      -------      --------    ------


Income (loss) before extraordinary
  gain.................................    (5,112)         359        16,535     4,255
Extraordinary gain.....................                               21,759
                                          -------      -------      --------    ------
Net income (loss)......................   $(5,112)     $   359      $ 38,294    $4,255
                                          =======
Company's economic ownership %.........                     33%        32.95%
                                                       -------      --------    ------
                                                                      12,618
Company's portion of earnings from JCF
  CFN..................................                               (1,487)
Company's portion of pre-tax
  extraordinary gain...................                               (7,156)
                                                                    --------
Earnings of partially owned equity
  affiliates...........................                $   118      $  3,975    $4,255    $8,348
                                                       =======      ========    ======    ======

     The income tax amount of $7,550,000 included in the corporate segment includes $2,741,000 which is netted against the Company's proportionate share of an extraordinary gain in the Company's consolidated statement of income. The Company's economic ownership percentage in Castlewood Holdings decreased from 33 1/3% to 32.89% during the three months ended September 30, 2004. The Company's economic ownership percentage used in the above table represents a weighted average for the year (Note 3).

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31, 2003
                               -------------------------------------------------------------------
                                                         B.H.       CASTLEWOOD
                               CORPORATE    B-LINE    ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                               ---------   --------   -----------   ----------   -------   -------
                                                     (DOLLARS IN THOUSANDS)
Net underwriting income
  (loss).....................                           $  (230)     $ 24,044
Revenue......................              $ 67,958                    24,746
Net investment income........                             1,331         7,072
Interest income..............   $   821
Share of net income of
  partly-owned companies.....                                           1,623    $4,236
General and administrative
  expenses...................    (3,105)    (38,890)     (1,648)      (22,654)
Amortization of run-off
  provision..................                               500
Interest expense.............                (8,853)
Gain on sale of B-Line.......     3,256
Other income.................       484                       8
Foreign exchange gain........                               927         2,362
                                -------    --------     -------      --------    ------
Income before income taxes...     1,456      20,215         888        37,193     4,236
Income taxes.................    (2,987)                               (1,490)
Minority interest............    (1,103)                               (5,111)
                                -------    --------     -------      --------    ------
Net income (loss)............   $(2,634)   $ 20,215     $   888      $ 30,592    $4,236
                                =======
Company's economic ownership
  %..........................                  8.34%         33%       33 1/3%
                                           --------     -------      --------    ------
                                                                       10,197
Company's portion of earnings
  from JCF CFN...............                                            (552)
                                                                     --------
Earnings of partially owned
  equity affiliates..........              $  1,686     $   293      $  9,645    $4,236    $15,860
                                           ========     =======      ========    ======    =======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     The Company's ownership percentage in the JCF CFN Entities changed from 100% to 60% in June 2003 when Castlewood Holdings became a 40% member. A minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities is reported in the Corporate column.

                                                         YEAR ENDED DECEMBER 31, 2002
                                           ---------------------------------------------------------
                                                                     B.H.       CASTLEWOOD
                                           CORPORATE    B-LINE    ACQUISITION    HOLDINGS     TOTAL
                                           ---------   --------   -----------   ----------   -------
                                                            (DOLLARS IN THOUSANDS)
Net underwriting income..................                           $19,824      $ 48,758
Revenue..................................              $ 31,105                    20,627
Net investment income....................                             2,194         8,527
Interest income..........................   $ 1,499
Share of net income of partly-owned
  company................................                                          10,079
General and administrative expenses......    (3,130)    (16,383)     (3,202)      (31,784)
Amortization of run-off provision........                             2,250
Interest expense.........................                (2,448)
Other income.............................       608                      27
Foreign exchange gain....................                             1,305         4,930
                                            -------    --------     -------      --------
Income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle...................    (1,023)     12,274      22,398        61,137
Income taxes.............................    (6,085)                                 (518)
                                            -------    --------     -------      --------
Income (loss) before cumulative effect of
  a change in accounting principle.......    (7,108)     12,274      22,398        60,619
Cumulative effect of a change in
  accounting principle...................                             2,969
                                            -------    --------     -------      --------
Net income (loss)........................   $(7,108)   $ 12,274     $25,367      $ 60,619
                                            =======
Company's economic ownership %...........                  8.34%         33%       33 1/3%
                                                       --------     -------      --------
Earnings of partially owned equity
  affiliates including cumulative effect
  of a change in accounting principle....              $  1,024     $ 8,371      $ 20,206
Company's portion of cumulative effect of
  a change in accounting principle.......                              (980)
                                                       --------     -------      --------
Earnings of partially owned equity
  affiliates.............................              $  1,024     $ 7,391      $ 20,206    $28,621
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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 10:  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     A summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 is as follows:

                                                                         QUARTER
                                                           -----------------------------------
                                                           FIRST    SECOND    THIRD    FOURTH
                                                           ------   ------   -------   -------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                 SHARE DATA) (UNAUDITED)
YEAR ENDED DECEMBER 31, 2004:
Interest income..........................................  $  177   $  201   $   259   $   346
Earnings of partially owned equity affiliates............   3,000    1,980      (237)    3,605
Gain on sale of Green Tree...............................                      6,911
Other income.............................................     100      198       100       100
General and administrative expenses......................    (727)    (780)     (610)     (864)
                                                           ------   ------   -------   -------
Income before income taxes, minority interest and
  extraordinary gain.....................................   2,550    1,599     6,423     3,187
Income taxes.............................................    (829)    (450)   (2,093)   (1,437)
                                                           ------   ------   -------   -------
Income before minority interest and extraordinary gain...   1,721    1,149     4,330     1,750
Minority interest........................................    (623)    (446)   (1,904)
                                                           ------   ------   -------   -------
Income before extraordinary gain.........................   1,098      703     2,426     1,750
Extraordinary gain, net of income taxes..................                                4,415
                                                           ------   ------   -------   -------
Net income...............................................  $1,098   $  703   $ 2,426   $ 6,165
                                                           ======   ======   =======   =======
Income per common share before extraordinary
  gain -- basic..........................................  $ 0.20   $ 0.13   $  0.44   $  0.32
Extraordinary gain, net of income taxes  -- basic........                                 0.80
                                                           ------   ------   -------   -------
Net income per common share -- basic.....................  $ 0.20   $ 0.13   $  0.44   $  1.12
                                                           ======   ======   =======   =======
Income per common share before extraordinary
  gain -- assuming dilution..............................  $ 0.19   $ 0.12   $  0.42   $  0.30
Extraordinary gain, net of income taxes  -- assuming
  dilution...............................................                                 0.76
                                                           ------   ------   -------   -------
Net income per common share -- assuming dilution.........  $ 0.19   $ 0.12   $  0.42   $  1.06
                                                           ======   ======   =======   =======
YEAR ENDED DECEMBER 31, 2003:
Interest income..........................................  $  237   $  242   $   176   $   166
Earnings of partially owned equity affiliates............   1,025    3,360     2,520     8,955
Gain on sale of B-Line...................................                                3,256
Other income.............................................     100      183       100       101
General and administrative expenses......................    (790)    (823)     (714)     (778)
                                                           ------   ------   -------   -------
Income before income taxes and minority interest.........     572    2,962     2,082    11,700
Income taxes.............................................    (503)    (740)     (634)   (1,110)
                                                           ------   ------   -------   -------
Income before minority interest..........................      69    2,222     1,448    10,590
Minority interest........................................             (119)     (631)     (353)
                                                           ------   ------   -------   -------
Net income...............................................  $   69   $2,103   $   817   $10,237
                                                           ======   ======   =======   =======
Net income per common share -- basic.....................  $ 0.01   $ 0.38   $  0.15   $  1.88
                                                           ======   ======   =======   =======
Net income per common share -- assuming dilution.........  $ 0.01   $ 0.36   $  0.14   $  1.74
                                                           ======   ======   =======   =======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     The Company recorded a minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities in the second, third and fourth quarters of 2003 and the first, second and third quarters of 2004.

     In the fourth quarter of 2004, the Company recorded an extraordinary gain of approximately $4.4 million, net of income taxes. This gain represents the Company's proportionate share of the excess of the fair value of net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings.

NOTE 11:  SUBSEQUENT EVENTS

     In March 2005, Cassandra sold all of its holdings for approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

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

     Management's report on internal control over financial reporting and the attestation report of the Company's independent auditors are included under Item 8 under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant is included under the sections entitled "Election of Directors", "Executive Officers" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement and such sections are deemed incorporated herein by reference.

CODE OF ETHICS

     In March 2004, the Company adopted a Code of Ethics for Senior Executive and Financial Officers (the "Code of Ethics") that applies to our chief executive officer, chief operating officer, chief financial officer and chief accounting officer and persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the sections entitled "Employment Agreements", "Executive Compensation", "Stock Option Exercises", "Election of Directors -- Compensation of Directors", and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement and such sections are deemed incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is included under the section entitled "Principal Accounting Firm Fees and Services" appearing in the Proxy Statement and such section is deemed incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) 1. Financial Statements

          The following financial statements are set forth under Item 8 of this Annual Report and are for the fiscal period ended December 31, 2004.

Management Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

     The following financial statements of Castlewood Holdings are filed as schedules to this Annual Report and are for the fiscal period ended December 31, 2004.

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....  F-2
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................  F-3
Consolidated Statements of Earnings for the years ended
  December 31, 2004, 2003 and 2002..........................  F-4
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2004, 2003 and 2002..............  F-5
Statements of Changes in Shareholders' Equity for the years
  ended December 31, 2004, 2003 and 2002....................  F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................  F-7
Notes to the Consolidated Financial Statements..............  F-9

     The following financial statements of B.H. Acquisition are filed as schedules to this Annual Report and are for the fiscal period ended December 31, 2004.

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....  F-23
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................  F-24
Consolidated Statements of Earnings and Retained Earnings
  for the years ended December 31, 2004, 2003 and 2002......  F-25
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................  F-26
Notes to the Consolidated Financial Statements..............  F-27

          3. Exhibits

REFERENCE
NUMBER                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
   2.1      Shareholders Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.1 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.2      Investment Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.2 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.3      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A. and B.H. Acquisition Limited
            (incorporated by reference to Exhibit 2.3 to the Current
            Report on Form 8-K, dated July 18, 2000).
   2.4      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A., Brittany Holdings Limited and
            B.H. Acquisition Limited (incorporated by reference to
            Exhibit 2.4 to the Current Report on Form 8-K, dated July
            18, 2000).
   2.5      Share Purchase and Capital Commitment Agreement, dated as of
            October 1, 2001, between the Company, Castlewood Holdings,
            Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
            Marsh & McLennan Employees' Securities Company, L.P. and the
            other parties thereto (incorporated by reference to Exhibit
            2.1 to the Current Report on Form 8-K, dated December 13,
            2001).
   2.6      Amendment No. 1 and Waiver of Certain Closing Conditions to
            the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
            Exhibit 2.2 to the Current Report on Form 8-K, dated
            December 13, 2001).
   2.7      Purchase and Sale Agreement, dated March 10, 2004, by and
            among J.C. Flowers I L.P., JCF CFN LLC, JCF CFN II LLC, JCF
            AIV II LP, JCF AIV III LP, JCF Associates I LLC and FIT CFN
            Holdings LLC (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated March 23, 2004).
   2.8      Purchase and Sale Agreement, dated October 29, 2004, by and among Zurich Insurance Company, Harper Holding Sarl and
            Kenmare Holdings Limited (incorporated by reference to
            Exhibit 99.2 to the Current Report on Form 8-K, dated
            November 4, 2004).
   2.9      Sale and Purchase Agreement, dated October 29, 2004, by and among Zurich Insurance Company, Harper Holding Sarl, and
            Kenmare Holdings Limited (incorporated by reference to
            Exhibit 99.2 to the Current Report on Form 8-K/A dated
            November 12, 2004).
   3.1      Articles of Incorporation of the Company, as amended on June
            10, 1998 (incorporated by reference to Exhibit 3.1 to the
            Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      Bylaws of the Company, as amended on May 20, 1999
            (incorporated by reference to Exhibit 3.2 to the Quarterly
            Report on Form 10-Q, dated August 6, 1999).
   4.1      Rights Agreement between the Company and American Stock
            Transfer & Trust Company, as Rights Agent, dated as of
            January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
            dated March 27, 1997).
   4.2      Amendment Agreement, dated as of October 20, 1998, to the
            Rights Agreement, dated as of January 20, 1997, between the
            Company and American Stock Transfer & Trust Company
            (incorporated by reference to Exhibit 10.2 to the Current
            Report on Form 8-K dated October 20, 1998).
  10.1      1997 Amended CEO Stock Option Plan (incorporated by
            reference to Appendix A to the Proxy Statement for the
            Annual Meeting of Shareholders, dated May 23, 1997).*
  10.2      1997 Amended Outside Directors' Stock Option Plan
            (incorporated by reference to Appendix B to the Proxy
            Statement for the Annual Meeting of Shareholders, dated May
            23, 1997).*

REFERENCE
NUMBER                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
  10.3      1997 Amended Omnibus Incentive Plan (incorporated by
            reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 2001).*
  10.4      Amendment to 1997 Amended Omnibus Incentive Plan
            (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders, dated April 22,
            2003).*
  10.5      2001 Outside Directors' Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual
            Meeting of Shareholders, dated May 8, 2001).*
  10.6      Revolving Credit Note, dated July 31, 1997, made by the
            Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
  10.7      Stock Pledge Agreement between the Company and First Union
            National Bank, dated July 31, 1997 (incorporated by
            reference to Exhibit 10.2 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
  10.8      Deferred Compensation and Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 99.1 to the
            Quarterly Report on Form 10-Q, dated October 30, 1997).*
  10.9      Investment Agreement, dated October 20, 1998, between the
            Company and J. Christopher Flowers, together with certain
            exhibits thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 1998).
  10.10     Form of Severance Benefits Agreement between the Company and each of Nimrod T. Frazer, Cheryl D. Davis and Amy M.
            Dunaway, each dated May 21, 1998 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated
            March 29, 1999).*
  10.11     Amended and Restated Employment Agreement between the
            Company and John Oros dated March 2, 2000 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated March 22, 2000).*
  10.12     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and Nimrod T. Frazer
            (incorporated by reference to Exhibit 10.1 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).*
  10.13     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and John Oros
            (incorporated by reference to Exhibit 10.2 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).*
  10.14     Limited Liability Company Agreement of JCF CFN LLC, dated as of December 19, 2002, between JCF Associates I, LLC and the
            Company (incorporate by reference to Exhibit 10.13 to the
            Annual Report on Form 10-K, dated March 31, 2003).
  10.15     Agreement Relating to the Sale and Purchase of the Entire
            Issued Share Capital of Toa-UK, dated as of March 27, 2003, between The Toa Reinsurance Company, Limited, Hillcot,
            Castlewood Holdings and Shinsei (incorporated by reference to the Amended Current Report on Form 8-K/A, dated June 12,
            2003).
  10.16     Amendment No. 1, dated as of June 20, 2003, to the Limited
            Liability Company Agreement of JCF CFN LLC, dated as of
            December 19, 2002 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated July 2, 2003).
  10.17     Limited Liability Company Agreement of JCF CFN II, LLC,
            dated as of June 20, 2003, between JCF Associates I, LLC,
            the Company and Castlewood Holdings Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated July 2, 2003).
  14        Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K, dated March 15, 2004).
  21        Subsidiaries of The Enstar Group, Inc. as of March 15, 2005.

REFERENCE
NUMBER                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
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

---------------

* Indicates a management contract or compensatory plan or arrangement.

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

March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/ NIMROD T. FRAZER                    Chairman of the Board of          March 30, 2005
  ----------------------------------------------------      Directors and Chief Executive
                    Nimrod T. Frazer                        Officer (Principal Executive
                                                            Officer)

                  /s/ CHERYL D. DAVIS                     Chief Financial Officer, Vice     March 30, 2005
  ----------------------------------------------------      President and Secretary
                    Cheryl D. Davis                         (Principal Financial and
                                                            Accounting Officer)

                    /s/ JOHN J. OROS                      President and Chief Operating     March 30, 2005
  ----------------------------------------------------      Officer
                      John J. Oros

                 /s/ T. WHIT ARMSTRONG                    Director                          March 30, 2005
  ----------------------------------------------------
                   T. Whit Armstrong

                  /s/ PAUL J. COLLINS                     Director                          March 30, 2005
  ----------------------------------------------------
                    Paul J. Collins

                  /s/ GREGORY L. CURL                     Director                          March 30, 2005
  ----------------------------------------------------
                    Gregory L. Curl

                   /s/ T. WAYNE DAVIS                     Director                          March 30, 2005
  ----------------------------------------------------
                     T. Wayne Davis

               /s/ J. CHRISTOPHER FLOWERS                 Director                          March 30, 2005
  ----------------------------------------------------
                 J. Christopher Flowers

                          CASTLEWOOD HOLDINGS LIMITED

 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC
                                ACCOUNTING FIRM

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
  Castlewood Holdings Limited

We have audited the accompanying consolidated balance sheets of Castlewood Holdings Limited and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Castlewood Holdings Limited and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 11, 2005

                          CASTLEWOOD HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003
         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                 2004        2003
                                                              ----------   --------
                                      ASSETS
Cash and cash equivalents (Note 4)..........................  $  350,456   $127,228
Investments classified as available for sale, at fair value
  (Note 5)..................................................     304,558    268,417
Investments classified as held to maturity, at amortized
  cost (Note 5).............................................     228,232         --
Investments classified as trading securities, at fair value
  (Note 5)..................................................      58,845         --
Accrued interest............................................       2,861        200
Accounts receivable.........................................       7,479      8,459
Reinsurance balances receivable (Note 6)....................     341,627    175,091
Investment in partly-owned companies (Note 7)...............      28,101     28,808
Goodwill....................................................      21,222     21,222
Other assets................................................       4,472      2,922
                                                              ----------   --------
Total Assets................................................  $1,347,853   $632,347
                                                              ==========   ========

                                    LIABILITIES
Losses and loss adjustment expenses (Note 8)................  $1,047,313   $381,531
Reinsurance balances payable (Note 9).......................      62,396     51,392
Accounts payable and accrued liabilities....................      23,349     18,490
Income taxes payable........................................       1,101      1,109
Other liabilities...........................................       4,964      3,914
                                                              ----------   --------
Total Liabilities...........................................   1,139,123    456,436
                                                              ----------   --------
Minority Interest...........................................      31,392     28,295
                                                              ----------   --------

                               SHAREHOLDERS' EQUITY
Share capital (Notes 10 and 13)
Authorized issued and fully paid, par value $1 each
  (Authorized 2004: 99,000,000; 2003: 99,000,000)
  Ordinary shares (Issued 2004: 18,395; 2003: 18,153).......          18         18
  Ordinary non-voting redeemable shares (Issued 2004:
     22,893,662; 2003: 27,511,852)..........................      22,894     27,512
Additional paid-in capital (Notes 11 and 13)................      85,341     82,216
Deferred compensation (Note 13).............................        (371)      (852)
Accumulated other comprehensive income (Note 12)............       1,909      1,719
Retained earnings...........................................      67,547     37,003
                                                              ----------   --------
Total Shareholders' Equity..................................     177,338    147,616
                                                              ----------   --------
Total Liabilities and Shareholders' Equity..................  $1,347,853   $632,347
                                                              ==========   ========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2004      2003      2002
                                                              -------   -------   -------
Income
  Underwriting income (Note 14).............................  $13,706   $24,044   $48,758
  Consulting fees (Note 16).................................   23,703    24,746    20,627
  Net investment income (Note 5)............................   10,502     7,072     8,527
  Foreign exchange gain.....................................    3,731     2,362     4,930
                                                              -------   -------   -------
                                                               51,642    58,224    82,842
                                                              -------   -------   -------
Expenses
  Salaries and benefits.....................................   26,290    15,661    24,222
  General and administrative expenses (Note 15).............   10,677     6,993     7,562
                                                              -------   -------   -------
                                                               36,967    22,654    31,784
                                                              -------   -------   -------
Earnings before income taxes, minority interest and share of
  net earnings of partly-owned companies....................   14,675    35,570    51,058
Income taxes................................................   (1,924)   (1,490)     (518)
Minority interest...........................................   (3,097)   (5,111)       --
Share of net earnings of partly-owned companies (Note 7)....    6,881     1,623    10,079
                                                              -------   -------   -------
Net earnings before extraordinary gain......................   16,535    30,592    60,619
Extraordinary gain -- negative goodwill (Note 3)............   21,759        --        --
                                                              -------   -------   -------
Net earnings................................................  $38,294   $30,592   $60,619
                                                              =======   =======   =======

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2004      2003      2002
                                                              -------   -------   -------
Net earnings................................................  $38,294   $30,592   $60,619
                                                              -------   -------   -------
Other comprehensive income:
  Unrealized holding (losses) gains on investments arising
     during the period......................................     (609)   (4,400)    1,102
  Unrealized (losses) gains on investments of
     partially-owned equity affiliate arising during the
     year...................................................     (340)      340        --
  Reclassification adjustment for net realized losses
     (gains) included in net earnings.......................      600     4,289      (533)
  Currency translation adjustment...........................      539       879       439
                                                              -------   -------   -------
Other comprehensive income:.................................      190     1,108     1,008
                                                              -------   -------   -------
Comprehensive income........................................  $38,484   $31,700   $61,627
                                                              =======   =======   =======

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                     ACCUMULATED
                                                                        OTHER
                                        ADDITIONAL                  COMPREHENSIVE   RETAINED
                               SHARE     PAID-IN       DEFERRED        INCOME       EARNINGS/
                              CAPITAL    CAPITAL     COMPENSATION      (LOSS)       (DEFICIT)    TOTAL
                              -------   ----------   ------------   -------------   ---------   --------
Opening balance, January 1,
  2002......................  $39,512    $24,988       $    --          $ (397)     $   (407)   $ 63,696
Deferred compensation
  granted...................    1,008        890        (1,898)             --            --          --
Amortization of deferred
  compensation..............       --         --           150              --            --         150
Contribution of capital.....       --     42,000            --              --            --      42,000
Net earnings................       --         --            --              --        60,619      60,619
Other comprehensive
  income....................       --         --            --           1,008            --       1,008
                              -------    -------       -------          ------      --------    --------
December 31, 2002...........   40,520     67,878        (1,748)            611        60,212     167,473
Redemption of Class E
  shares....................  (12,990)        --            --              --            --     (12,990)
Amortization of deferred
  compensation..............       --         --           896              --            --         896
Contribution of capital.....       --     14,338            --              --            --      14,338
Dividend paid...............       --         --            --              --       (53,801)    (53,801)
Net earnings................       --         --            --              --        30,592      30,592
Other comprehensive
  income....................       --         --            --           1,108            --       1,108
                              -------    -------       -------          ------      --------    --------
December 31, 2003...........   27,530     82,216          (852)          1,719        37,003     147,616
Redemption of Class E
  shares....................   (4,618)        --            --              --            --      (4,618)
Amortization of deferred
  compensation..............       --         --           481              --            --         481
Grant of Class D shares.....       --      3,125            --              --            --       3,125
Dividend paid...............       --         --            --              --        (7,750)     (7,750)
Net earnings................       --         --            --              --        38,294      38,294
Other comprehensive
  income....................       --         --            --             190            --         190
                              -------    -------       -------          ------      --------    --------
December 31, 2004...........  $22,912    $85,341       $  (371)         $1,909      $ 67,547    $177,338
                              =======    =======       =======          ======      ========    ========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2004       2003       2002
                                                              --------   --------   ---------
Operating activities:
  Net earnings..............................................  $ 38,294   $ 30,592   $  60,619
  Adjustments to reconcile net earnings to net cash flows
     provided by operating activities:
     Minority interest......................................     3,097      5,111          --
     Negative goodwill......................................   (21,759)        --          --
     Share of net earnings of partly-owned companies........    (6,881)    (1,623)    (10,079)
     Dividend received from partly-owned companies..........        --         --       4,500
     Depreciation and amortization..........................       462        375         317
     Amortization of deferred compensation..................       481        896         150
     Amortization of bond premiums or discounts.............       304        581       1,421
     Net realized losses on sale of debt securities.........       600         98          --
     Change in net unrealized holding loss on trading
       securities...........................................       471         --          --
     Grant of Class D shares................................     3,125         --          --
     Changes in assets and liabilities:
       Accrued interest.....................................     1,275      3,531       1,635
       Accounts receivable..................................     1,536     (2,906)     (1,930)
       Reinsurance balances receivable......................    33,349     13,030     122,922
       Other assets.........................................    (1,088)      (167)      2,942
       Losses and loss adjustment expenses..................   (56,084)   (31,262)   (170,821)
       Reinsurance balances payable.........................        91      9,776       5,008
       Accounts payable and accrued liabilities.............     2,758     (5,560)     16,443
       Due to shareholders..................................        --         --      (1,581)
       Interest portion of notes payable to shareholders....        --         --          65
       Income taxes payable.................................       (46)       406         235
       Other liabilities....................................       959        726      (1,021)
                                                              --------   --------   ---------
       Net cash flows provided by operating activities......       944     23,604      30,825
                                                              --------   --------   ---------

                                  (Continued)

                          CASTLEWOOD HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2004       2003        2002
                                                             --------   ---------   ---------
Investing activities:
  Cash acquired on purchase of subsidiaries................  $109,149   $  25,734   $  32,800
  Cash used for purchase of subsidiaries...................    (4,455)    (46,426)     (4,108)
  Investment in partly-owned companies.....................    (9,147)    (10,200)         --
  Distributions from partly-owned companies................    16,395         193          --
  Proceeds from sale of debt securities
     available-for-sale....................................   184,973     234,565     172,579
  Purchase of debt securities available-for-sale...........   (76,600)   (210,151)   (264,692)
  Maturity of debt securities available-for-sale...........    14,563      53,042       7,900
  Purchase of fixed assets.................................      (571)       (441)       (496)
                                                             --------   ---------   ---------
       Net cash flows provided by (used in) investing
          activities.......................................   234,307      46,316     (56,017)
                                                             --------   ---------   ---------
Financing activities:
  Repayment of notes payable to shareholders...............        --          --      (3,078)
  Contribution of capital..................................        --      14,338      42,000
  Redemption of Class E shares.............................    (4,618)    (12,990)         --
  Dividend paid............................................    (7,750)    (53,801)         --
  Acquisition of shares and contribution to surplus of
     subsidiary by minority interest.......................        --      23,184          --
                                                             --------   ---------   ---------
       Net cash flows (used in) provided by financing
          activities.......................................   (12,368)    (29,269)     38,922
                                                             --------   ---------   ---------
Translation adjustment.....................................       345         661         280
                                                             --------   ---------   ---------
Net increase in cash and cash equivalents..................   223,228      41,312      14,010
Cash and cash equivalents, beginning of year...............   127,228      85,916      71,906
                                                             --------   ---------   ---------
Cash and cash equivalents, end of year.....................  $350,456   $ 127,228   $  85,916
                                                             ========   =========   =========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

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

  BASIS OF CONSOLIDATION

     The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

  CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash and cash equivalents.

  INVESTMENTS

     Debt securities classified as available-for-sale securities are carried at fair value, with unrealized holding gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Debt securities classified as held-to-maturity securities are carried at purchase cost adjusted for amortization of premiums and discounts. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities. Debt securities classified as trading securities are carried at fair value, with unrealized holding gains and losses recognized within the net earnings. Mutual funds, classified as available-for-sale whose underlying assets consist of investments having maturities of greater than six and less than twelve months when purchased, are carried at fair value.

     Investments held to maturity and available-for-sale are reviewed on a regular basis to determine if they have sustained an impairment of value that is considered to be other than temporary. There are several factors that are considered in the assessment of an investment, which include (i) an analysis of the financial condition of the issuer and (ii) an analysis of the collateral structure and credit support of the security, if applicable. The identification of potentially impaired investments involves significant management judgment. Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

                          CASTLEWOOD HOLDINGS LIMITED

     Realized gains and losses on sales of securities classified as available-for-sale are recognized in net investment income on the specific identification basis.

  INVESTMENT IN PARTLY-OWNED COMPANIES

     Investment in partly-owned companies, where the Company has significant influence, are carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company's share of after-tax earnings or losses, unrealized investment gains and losses and reduced by dividends received.

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

  DERIVATIVE INSTRUMENTS

     The Company accounts for its derivative instruments using FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with movements in fair value

                          CASTLEWOOD HOLDINGS LIMITED
reflected in earnings. The Company uses investment derivatives to manage currency exposures and will also enter into such instruments to obtain exposure to a specific transaction. None of these derivatives are designated as hedges, and accordingly, financial options and foreign currency forward contracts entered into during 2003 were carried at fair value, with the corresponding realized and unrealized gains and losses included in net investment income in the consolidated statements of earnings. No derivatives were held as at December 31, 2004 and 2003.

  RECLASSIFICATIONS

     Certain balances of the 2003 and 2002 figures have been reclassified to conform to the 2004 presentation.

  ACQUISITIONS

     Goodwill represents the excess of the purchase price over the fair value of the net assets received related to the acquisition of Castlewood Limited by Castlewood Holdings. FAS No. 142 "Goodwill and Other Intangible Assets" requires that the Company perform an initial valuation of its goodwill assets and to update this analysis on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is written down in the period in which the determination is made. An annual impairment valuation has concluded that there is no impairment to the value of the Company's goodwill asset.

     Negative goodwill arises where the fair value of assets acquired exceeds the purchase price of those acquired assets and, in accordance with FAS 141, "Business Combinations", has been recognized as an extraordinary gain.

  STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock awards. The intrinsic value method has been used to account for stock based employee compensation. Pursuant to APB Opinion No. 25, compensation expense for employee stock awards is measured at the fair value of the shares at the date of grant and recognized as the awards vest using the straight-line method. Had the Company applied FAS No. 123, "Accounting for Stock-Based Compensation," in accounting for its restricted share awards, compensation expense and net earnings would not have changed in 2004.

3.  ACQUISITIONS

  2002

     In 2002, a wholly owned subsidiary of Castlewood Holdings, Kenmare Holdings Limited, completed the acquisition of Hudson Reinsurance Company Limited, a reinsurance company based in Bermuda.

     The purchase price and fair value of assets acquired were as follows:

Purchase price..............................................   $4,000
Direct costs of the acquisition.............................      108
                                                               ------
Total purchase price........................................   $4,108
                                                               ======
Net assets acquired at fair value...........................   $4,108
                                                               ======

                          CASTLEWOOD HOLDINGS LIMITED

     The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of Hudson.

Cash and investments........................................   $ 33,003
Reinsurance balances receivable.............................      7,697
Losses and loss adjustment expenses.........................    (35,513)
Accounts payable and accrued liabilities....................     (1,079)
                                                               --------
Net assets acquired at fair value...........................   $  4,108
                                                               ========

  2003

     In 2003, a 50.1% owned subsidiary of Castlewood Holdings, Hillcot Holdings Ltd., completed the acquisition of Hillcot Reinsurance Company Limited (formerly Toa-Re Insurance Company (UK) Limited), a reinsurance company based in London England.

     The purchase price and fair value of assets acquired were as follows:

Purchase price..............................................   $45,820
Direct costs of acquisition.................................       606
                                                               -------
Total purchase price........................................   $46,426
                                                               =======
Net assets acquired at fair value...........................   $46,426
                                                               =======

     The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of Hillcot.

Cash and investments........................................   $ 113,967
Reinsurance balances receivable.............................      65,184
Losses and loss adjustment expenses.........................    (128,384)
Accounts payable and accrued liabilities....................      (4,341)
                                                               ---------
Net assets acquired at fair value...........................   $  46,426
                                                               =========

  2004

     In 2004, Castlewood Holdings, through its wholly owned subsidiary, Kenmare Holdings Ltd., completed the acquisition of Mercantile Indemnity Company Ltd, Harper Insurance Limited ("Harper"), (formerly Turegum Insurance Company) and Longmynd Insurance Company (formerly Security Insurance (UK) Ltd.).

     The purchase price and fair value of assets acquired were as follows:

Purchase price..............................................   $  3,581
Direct costs of acquisition.................................        874
                                                               --------
Total purchase price........................................   $  4,455
                                                               --------
Net assets acquired at fair value...........................   $ 26,214
                                                               --------
Excess of net assets over purchase price (Negative
  goodwill).................................................   $(21,759)
                                                               ========

                          CASTLEWOOD HOLDINGS LIMITED

     The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as at the date of the acquisitions:

Cash, investments and accrued interest......................  $560,568
Reinsurance balances receivable.............................   200,243
Losses and loss adjustment expenses.........................  (732,779)
Accounts payable and accrued liabilities....................    (1,818)
                                                              --------
Net assets acquired at fair value...........................  $ 26,214
                                                              ========

     The seller of Harper has indemnified Castlewood Holdings for adverse loss development subject to certain limits. Reinsurance balances receivable include $88,379 in relation to these indemnities.

     The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management's run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

4.  PLEDGED ASSETS

     Cash and cash equivalents in the amount of $48,487 and $11,208 as of December 31, 2004 and 2003 respectively, are pledged as collateral against letters of credit in the amount of $45,287 and $11,208 as of December 31, 2004 and 2003, respectively. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

5.  INVESTMENTS

  AVAILABLE-FOR-SALE:

     The amortized cost and estimated fair value of investments in debt securities available-for-sale are as follows:

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                                             AMORTIZED    HOLDING      HOLDING       FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
As at December 31, 2004
Mutual funds...............................  $304,558           --           --    $304,558
                                             ========     ========     ========    ========

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                                             AMORTIZED    HOLDING      HOLDING       FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
As at December 31, 2003
Corporate debt securities..................  $ 12,577     $      9     $     --    $ 12,586
Mutual funds...............................   255,831           --           --     255,831
                                             --------     --------     --------    --------
                                             $268,408     $      9     $     --    $268,417
                                             ========     ========     ========    ========

     The amortized cost and estimated fair values of debt securities classified as available-for-sale by contractual maturity are shown below.

                                                              AMORTIZED     FAIR
                                                                COST       VALUE
                                                              ---------   --------
Due within one year.........................................  $304,558    $304,558
                                                              ========    ========

                          CASTLEWOOD HOLDINGS LIMITED

     Mutual funds invest in fixed income and money market securities denominated in U.S. dollars, with average target duration of nine months. The mutual funds can be redeemed on a single trading day's notice.

  HELD-TO-MATURITY:

     After acquisition, the investment portfolio of Harper was restructured and a portion was designated as held-to-maturity. The amortized cost and estimated fair value of investments in debt securities held-to-maturity are as follows:

                                                        GROSS          GROSS
                                                     UNRECOGNIZED   UNRECOGNIZED
                                         AMORTIZED     HOLDING        HOLDING        FAIR
                                           COST         GAINS          LOSSES       VALUE
                                         ---------   ------------   ------------   --------
As at December 31, 2004
U.S. Treasury securities...............  $151,436      $    --        $(1,003)     $150,433
U.S. Agencies securities...............    20,414           --           (135)       20,279
Corporate debt securities..............    56,382            3           (426)       55,959
                                         --------      -------        -------      --------
                                         $228,232      $     3        $(1,564)     $226,671
                                         ========      =======        =======      ========

     The unrecognized holding losses on the Harper portfolio have arisen in the two months since acquisition.

     The amortized cost and estimated fair values of debt securities classified as held-to-maturity by contractual maturity are shown below.

                                                              AMORTIZED     FAIR
                                                                COST       VALUE
                                                              ---------   --------
Due within one year.........................................  $ 59,250    $ 59,069
After 1 through 5 years.....................................   121,213     120,222
After 5 through 10 years....................................     7,323       7,262
After 10 years..............................................    40,446      40,118
                                                              --------    --------
                                                              $228,232    $226,671
                                                              ========    ========

     Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  TRADING:

     After acquisition, as part of the restructuring of the portfolio, a portion of the Harper investment portfolio was identified to be sold and was designated as trading. The estimated fair value of investments in debt securities classified as trading securities are as follows:

                                                                FAIR
                                                                VALUE
                                                               -------
As at December 31, 2004
Corporate debt securities...................................   $41,718
U.S. Agencies securities....................................    17,127
                                                               -------
                                                               $58,845
                                                               =======

                          CASTLEWOOD HOLDINGS LIMITED

     The estimated fair values of debt securities classified as trading securities by contractual maturity are shown below.

                                                                FAIR
                                                                VALUE
                                                               -------
After 5 through 10 years....................................   $29,523
After 10 years..............................................    29,322
                                                               -------
                                                               $58,845
                                                               =======

     As at March 11, 2005, the entire investment portfolio classified as trading securities had been sold.

     Major categories of net investment income are summarized as follows:

                                                             2004      2003     2002
                                                            -------   ------   ------
Interest from debt securities and mutual funds............  $ 9,055   $7,007   $7,643
Interest on cash and cash equivalents.....................    3,164    1,875    2,705
Net realized losses on sales of debt securities...........     (600)     (98)      --
Change in net unrealized holding loss on trading
  securities..............................................     (471)      --       --
Net realized loss on derivative instruments...............       --     (862)      --
Amortization of bond premiums or discounts................     (304)    (581)  (1,421)
Investment expenses (Note 16).............................     (342)    (269)    (400)
                                                            -------   ------   ------
                                                            $10,502   $7,072   $8,527
                                                            =======   ======   ======

     During the years ended December 31, 2004, 2003 and 2002 gross realized gains on sale of debt securities were $68, $64 and $Nil, respectively and gross realized losses on sale of debt securities were $668, $162 and $Nil, respectively.

6.  REINSURANCE BALANCES RECEIVABLE

                                                                2004        2003
                                                              ---------   --------
Recoverable from reinsurers on:
  Paid losses...............................................  $  30,974   $ 23,715
  Outstanding losses........................................    101,316     57,383
  Losses incurred but not reported..........................    393,373     93,993
  Fair value adjustment.....................................   (184,036)        --
                                                              ---------   --------
                                                              $ 341,627   $175,091
                                                              =========   ========

     The fair value adjustment, determined on acquisition of a reinsurance subsidiary, was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 5.0%, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method.

     The Company uses retrocessional agreements to reduce its exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $120,956 and $43,550 at December 31, 2004 and 2003, respectively.

                          CASTLEWOOD HOLDINGS LIMITED

     At December 31, 2004 and 2003, reinsurance receivables with a carrying value of $149,255 and $45,450, respectively were associated with a single reinsurer which represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

7.  INVESTMENT IN PARTLY-OWNED COMPANIES

                                                               2004      2003
                                                              -------   -------
Investment in BH............................................  $17,400   $17,237
Investment in Cassandra.....................................   10,701        --
Investment in JCF CFN Entities..............................       --    11,571
                                                              -------   -------
                                                              $28,101   $28,808
                                                              =======   =======

BH:

     Castlewood Holdings holds 45% of the common shares of BH Acquisition Ltd. ("BH"). The common shares held by Castlewood Holdings have 33% of BH's voting rights. BH wholly owns two insurance companies in run-off, Brittany Insurance Company Ltd., incorporated in Bermuda, and Compagnie Europeenne d'Assurances Industrielles S.A., incorporated in Belgium.

                                                               2004      2003
                                                              -------   -------
Balance at January 1........................................  $17,237   $16,838
Share of net earnings.......................................      163       399
                                                              -------   -------
Balance at December 31......................................  $17,400   $17,237
                                                              =======   =======

JCF CFN ENTITIES:

     In 2003, Castlewood Holdings purchased a 40% interest in each of JCF CFN LLC and JCF CFN II LLC (collectively, the "JCF CFN Entities") for a total of $10,200. On November 11, 2003, Castlewood Holdings transferred its investment to Hudson, its wholly owned subsidiary.

     In 2004, the JCF CFN Entities were sold and the company received distributions of $16,119.

                                                                2004      2003
                                                              --------   -------
Balance at January 1........................................  $ 11,571   $    --
Investment..................................................        --    10,200
Share of net earnings.......................................     4,888     1,224
Share of other comprehensive income.........................      (340)      340
Distributions...............................................   (16,119)     (193)
                                                              --------   -------
Balance at December 31......................................  $     --   $11,571
                                                              ========   =======

CASSANDRA:

     In 2004, Castlewood Holdings' wholly owned subsidiary, Hudson, purchased a 27% interest in Cassandra Equity (Cayman) LP ("Cassandra") for $9,147.

                          CASTLEWOOD HOLDINGS LIMITED

     Cassandra was established to invest in equity shares of a publicly traded international reinsurance company. On March 1, 2005, Cassandra sold 100% of its equity shareholdings for total proceeds of $40,048. Castlewood Holdings share of total proceeds was $10,813.

                                                                2004
                                                               -------
Investment..................................................   $ 9,147
Share of net earnings.......................................     1,830
Distributions...............................................      (276)
                                                               -------
Balance at December 31......................................   $10,701
                                                               =======

     As of December 31, 2004 and 2003, consolidated retained earnings include $8,085 and $7,398, respectively of undistributed earnings of companies accounted for by the equity method.

8.  LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                 2004        2003
                                                              ----------   --------
Outstanding.................................................  $  564,183   $161,310
Incurred but not reported...................................     821,555    220,221
Fair value adjustment.......................................    (338,425)        --
                                                              ----------   --------
                                                              $1,047,313   $381,531
                                                              ==========   ========

     The fair value adjustment, determined on acquisition of a reinsurance subsidiary, was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 4.18%, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method.

     The Company's liability for unpaid losses and loss adjustment expenses as of December 31, 2004 and 2003 included $525,642 and $90,259, respectively that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2004 and 2003 was $743,294 and $196,217, respectively.

     In establishing the liability for losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. The Company has not made any changes in reserve estimates that might arise as a result of any potential federal reform of asbestos litigation. There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures.

                          CASTLEWOOD HOLDINGS LIMITED

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                 2004        2003
                                                              ----------   --------
Balance as at January 1.....................................  $  381,531   $284,409
  Less reinsurance recoverables.............................     151,376     99,891
                                                              ----------   --------
                                                                 230,155    184,518
  Effect of exchange rate movement..........................       4,125     10,575
  Incurred related to prior years...........................     (10,123)   (23,336)
  Paid related to prior years...............................     (22,603)    (4,802)
  Acquired on purchase of subsidiaries......................     535,106     63,200
                                                              ----------   --------
  Net balance as at December 31.............................     736,660    230,155
  Plus reinsurance recoverables.............................     310,653    151,376
                                                              ----------   --------
  Balance as at December 31.................................  $1,047,313   $381,531
                                                              ==========   ========

     Reductions in estimates of ultimate losses arise from loss settlements below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.

9.  REINSURANCE BALANCES PAYABLE

     Under the terms of certain of the Company's acquisitions, distributions from certain acquired companies in excess of their purchase price are shared with the sellers, subject to aggregate caps. The provision reflected in the financial statements as at December 31, 2004 and 2003 was $19,757 and $19,953, respectively.

10.  SHARE CAPITAL

     Authorized shares of par value $1 each

                                                                 2004         2003
                                                              ----------   ----------
Class A ordinary voting shares..............................       6,000        6,000
Class B ordinary voting shares..............................       6,000        6,000
Class C ordinary voting shares..............................       6,153        6,153
Class D ordinary non-voting shares..........................         744           --
Class E ordinary non-voting redeemable shares...............  40,501,552   40,501,552
Shares not allocated to a class.............................  58,479,551   58,480,295
                                                              ----------   ----------
                                                              99,000,000   99,000,000
                                                              ==========   ==========

     Issued and fully paid shares of par value $1 each

                                                               2004      2003
                                                              -------   -------
Class A ordinary voting shares..............................  $     6   $     6
Class B ordinary voting shares..............................        6         6
Class C ordinary voting shares..............................        6         6
Class D ordinary non-voting shares..........................       --        --
Class E ordinary non-voting redeemable shares...............   22,894    27,512
                                                              -------   -------
                                                              $22,912   $27,530
                                                              =======   =======

                          CASTLEWOOD HOLDINGS LIMITED

     Class E non-voting redeemable shares are held by Class C shareholders and are redeemed based upon distributions to Class A and Class B shareholders.

     On March 3, 2004, the Company designated 2,250,000 Class E shares as redeemable, bringing the total outstanding shares designated as redeemable to 4,618,190.

     In 2004, these shares were redeemed for a total consideration of $4,618.

11.  ADDITIONAL PAID-IN CAPITAL

     During the years ended December 31, 2004, 2003 and 2002, shareholders of the Company have made contributions in the amount of $Nil, $14,338 and $42,000, respectively.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     Other comprehensive income for the years ended December 31, 2004, 2003 and 2002 is comprised of cumulative translation adjustments and unrealized gains and losses on investments as shown in the table below:

                                                               2004     2003    2002
                                                              ------   ------   ----
Cumulative translation adjustments..........................  $1,909   $1,379   $492
Unrealized gains and losses on investments..................      --      340    119
                                                              ------   ------   ----
                                                              $1,909   $1,719   $611
                                                              ======   ======   ====

13.  EMPLOYEE BENEFITS

     During 2002, the Company entered into an agreement with employees that provided for stock awards. Employee stock awards for 153 Class C common shares and 1,007,552 Class E common shares were granted to the employees. The shares vest over a period of 4 years. The Company has charged compensation expense of $481 and $896 relating to these restricted share awards in 2004 and 2003, respectively.

     During 2004, the Company established an employee share plan. Employee stock awards for 744 Class D common shares were granted to employees in the year. The shares vest over a period of 5 years. The Company has charged compensation expense of $3,125 relating to these restricted share awards in 2004.

14.  UNDERWRITING INCOME

     Underwriting income is summarized as follows:

                                                          2004      2003       2002
                                                        --------   -------   --------
Net written and earned premiums.......................  $     78   $  (567)  $ (1,907)
                                                        --------   -------   --------
Losses and loss adjustment expenses...................    38,238    12,953     89,850
Reinsurance recoveries................................   (24,670)   10,383    (38,475)
                                                        --------   -------   --------
Net losses and loss adjustment expenses...............    13,568    23,336     51,375
Commissions and brokerage.............................        60     1,275       (710)
                                                        --------   -------   --------
                                                          13,628    24,611     50,665
                                                        --------   -------   --------
Net underwriting income...............................  $ 13,706   $24,044   $ 48,758
                                                        ========   =======   ========

     Net underwriting income primarily arises from settlement of losses below carried reserves and net reductions in actuarial estimates of losses incurred but not reported.

                          CASTLEWOOD HOLDINGS LIMITED

15.  PENSIONS

     The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans. Pension expense for the years ended December 31, 2004, 2003 and 2002 was $1,126, $835 and $550, respectively.

     Hillcot Re has a defined benefit pension plan (the "Plan") which the Plan Trustees resolved to wind up effective January 1, 2003. At December 31, 2003, based upon an actuarial valuation, the plan was fully funded and the Plan actuary has reported that there is no regulatory requirement for Hillcot Re to further fund the plan prior to its liquidation. During 2003, plan liabilities of Hillcot Re's deferred benefit pension plan were reduced by $3,106 as a result of an actuarial surplus and the impact of a cap on liabilities arising from the termination of the plan. This reduction has been treated as a reduction in general and administrative expenses.

16.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2004, 2003 and 2002, Castlewood earned consulting fees of $1,250, $1,250 and $1,250, respectively from subsidiaries of BH.

     During the years ended December 31, 2004, 2003 and 2002, Castlewood incurred investment fee and other expenses of $362, $276 and $425, respectively from a shareholder. As at December 31, 2004 and 2003, no amounts on account of investment fees and other expenses were payable to this shareholder.

17.  LITIGATION

     Castlewood Holdings and its reinsurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2004, the Company was not a party to any material litigation or arbitration.

18.  TAXATION

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

     The Company has operating subsidiaries and branch operations in the United States, Barbados, the United Kingdom and Switzerland and is subject to the relevant taxes in those jurisdictions. The weighted average expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate.

     Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. Such differences result from differing bases of depreciation and amortization for tax and book purposes.

     As of December 31, 2004 and 2003, UK insurance subsidiaries and branch operations had tax loss carry-forwards, which do not expire, and deductions available for tax purposes of approximately $223,060 and

                          CASTLEWOOD HOLDINGS LIMITED

$122,005, respectively. A valuation allowance, using an assumed 30% tax rate, has been provided for the tax benefit of these items as follows:

                                                                2004       2003
                                                              --------   --------
Benefit of loss carry-forward...............................  $ 66,941   $ 36,601
Valuation allowance.........................................   (66,941)   (36,601)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

19.  STATUTORY REQUIREMENTS

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis"), and maintain minimum levels of solvency and liquidity. As at December 31, 2004 and 2003, the reinsurance subsidiaries' solvency and liquidity were in excess of the minimum levels required.

     Retained earnings of reinsurance subsidiaries are not restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital. As at December 31, 2004 and 2003, retained earnings of $8,494 and $7,367 of one of BH's subsidiaries requires regulatory approval prior to distribution.

20.  COMMITMENTS

     The Company leases office space under operating leases expiring in various years through 2014. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2004:

2005........................................................   $1,973
2006........................................................    1,367
2007........................................................    1,367
2008........................................................    1,202
2009........................................................      899
2010 through 2014...........................................    1,694
                                                               ------
                                                               $8,502
                                                               ======

     Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1,402, $1,272 and $708, respectively.

                             B.H. ACQUISITION LTD.

 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC
                                ACCOUNTING FIRM

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
  B.H. Acquisition Ltd.

     We have audited the accompanying consolidated balance sheets of B.H. Acquisition Ltd. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of earnings and retained earnings and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B.H. Acquisition Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill pursuant to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 11, 2005

                             B.H. ACQUISITION LTD.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2004       2003
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents (Note 3)..........................  $ 34,112   $ 42,269
Investments at fair value (Notes 3 and 4)...................    45,077     39,411
Reinsurance balances receivable (Note 5)....................    29,736     36,353
Funds withheld by ceding companies..........................     1,489      2,441
                                                              --------   --------
Total Assets................................................  $110,414   $120,474
                                                              ========   ========

                                   LIABILITIES
Losses and loss adjustment expenses (Note 6)................  $ 62,349   $ 71,217
Reinsurance balances payable................................     8,841     10,232
Accounts payable and accrued liabilities (Note 8)...........       558        718
                                                              --------   --------
Total Liabilities...........................................    71,748     82,167
                                                              --------   --------

                              SHAREHOLDERS' EQUITY
Share capital
  Authorized, issued and fully paid 12,000 common shares of
     par value $l each......................................        12         12
Additional paid-in capital..................................    17,242     17,242
Retained earnings...........................................    21,412     21,053
                                                              --------   --------
Total Shareholders' Equity..................................    38,666     38,307
                                                              --------   --------
Total Liabilities and Shareholders' Equity..................  $110,414   $120,474
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2004      2003       2002
                                                              -------   -------   --------
Income
Underwriting income (loss) (Note 7).........................  $   428   $  (230)  $ 19,824
Net investment income (Note 4)..............................    1,489     1,331      2,194
Other income................................................       90         8         27
                                                              -------   -------   --------
                                                                2,007     1,109     22,045
                                                              -------   -------   --------
Expenses
General and administrative expenses (Note 8)................    2,839     1,648      3,202
Foreign exchange loss (gain)................................      142      (927)    (1,305)
Amortization of run-off provision...........................   (1,333)     (500)    (2,250)
                                                              -------   -------   --------
                                                                1,648       221       (353)
                                                              -------   -------   --------
Earnings before cumulative effect of change in accounting
  principle.................................................      359       888     22,398
Cumulative effect of change in accounting principle (Note
  2)........................................................       --        --      2,969
                                                              -------   -------   --------
Net earnings................................................      359       888     25,367
Retained earnings, beginning of year........................   21,053    20,165      4,798
Dividends...................................................       --        --    (10,000)
                                                              -------   -------   --------
Retained earnings, end of year..............................  $21,412   $21,053   $ 20,165
                                                              =======   =======   ========

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2004       2003       2002
                                                              --------   --------   --------
Operating activities:
  Net earnings..............................................  $    359   $    888   $ 25,367
  Adjustments to reconcile net earnings to net cash flows
     provided by operating activities:
     Amortization of run-off provision......................    (1,333)      (500)    (2,250)
     Amortization of fair value adjustment..................     3,518      3,153      3,149
     Net unrealized gain on trading securities..............        --         --        201
     Cumulative effect of change in accounting principle....        --         --     (2,969)
                                                              --------   --------   --------
                                                                 2,544      3,541     23,498
  Changes in assets and liabilities:
     Purchase of trading securities.........................   (12,666)   (15,167)   (27,877)
     Proceeds on sale of trading securities.................     7,000      4,030     10,439
     Reinsurance balances receivable........................     7,755      3,061      7,788
     Funds withheld by ceding companies.....................       952        353       (600)
     Losses and loss adjustment expenses....................   (12,191)    (4,867)   (30,178)
     Reinsurance balances payable...........................    (1,391)    (5,028)     5,239
     Accounts payable and accrued liabilities...............      (160)       390         (5)
     Unearned premiums......................................        --         --        (75)
                                                              --------   --------   --------
          Net cash flows used in operating activities.......    (8,157)   (13,687)   (11,771)
                                                              --------   --------   --------
Financing activity
  Dividends paid, being net cash flow used in financing
     activity...............................................        --         --    (10,000)
                                                              --------   --------   --------
Net decrease in cash and cash equivalents...................    (8,157)   (13,687)   (21,771)
Cash and cash equivalents, beginning of year................    42,269     55,956     77,727
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 34,112   $ 42,269   $ 55,956
                                                              ========   ========   ========

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

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

                             B.H. ACQUISITION LTD.

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

3.  PLEDGED ASSETS

     Cash equivalents and investments in the amount of $9,388 and $10,152 as of December 31, 2004 and 2003, respectively, are pledged as collateral against letters of credit and trust funds in the amount of $6,090 and $8,041 as of December 31, 2004 and 2003, respectively. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers. As at December 31, 2004 and 2003, $Nil and $5,000, respectively was held in a trust fund established by the Company for the benefit of ceding insurers domiciled in the U.S.A.

4.  INVESTMENTS

     Trading investments with estimated fair values of $45,077 and $39,411 as of December 31, 2004 and 2003, respectively, consist of mutual funds.

     The mutual funds invest in US Treasury, US Government Agency, corporate debt, asset backed securities and money market instruments.

                             B.H. ACQUISITION LTD.

     Major categories of net investment income are summarized as follows:

                                                              2004     2003     2002
                                                             ------   ------   ------
Interest from debt securities and mutual funds.............  $  916   $  624   $  551
Interest on cash and cash equivalents......................     631      881    1,652
Investment expenses........................................     (58)    (174)      (9)
                                                             ------   ------   ------
                                                             $1,489   $1,331   $2,194
                                                             ======   ======   ======

5.  REINSURANCE BALANCES RECEIVABLE

                                                               2004      2003
                                                              -------   -------
Paid losses recoverable.....................................  $ 6,219   $ 7,848
Losses and loss adjustment expenses recoverable.............   26,680    32,806
Fair value adjustment.......................................   (3,163)   (4,301)
                                                              -------   -------
                                                              $29,736   $36,353
                                                              =======   =======

     The fair value adjustment, determined on acquisition of the reinsurance subsidiaries is based upon the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate of 3.5%, and is amortized over the estimated recovery period, as adjusted for accelerations on commutation settlements, using the constant yield method.

     The Company used retrocessional agreements to reduce its exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $5,674 and $4,981 at December 31, 2004 and 2003, respectively.

     At December 31, 2004 and 2003, reinsurance receivables with a carrying value of $20,225 and $19,356, respectively, were associated with one and two reinsurers, respectively, who represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                2004       2003
                                                              --------   --------
Outstanding.................................................  $ 35,702   $ 40,356
Incurred but not reported...................................    36,661     43,825
Run-off costs provision.....................................     4,367      6,073
Fair value adjustment.......................................   (14,381)   (19,037)
                                                              --------   --------
                                                              $ 62,349   $ 71,217
                                                              ========   ========

                             B.H. ACQUISITION LTD.

     Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                                               2004       2003
                                                              -------   --------
Balance as at January 1.....................................  $71,217   $ 72,421
Less reinsurance recoverables...............................   28,505     23,842
                                                              -------   --------
                                                               42,712     48,579
Effect of exchange rate movement............................    1,401      2,191
Incurred related to prior years.............................   (1,511)       494
Paid related to prior years.................................   (2,437)   (10,125)
Increase in run-off provision...............................       --      2,073
Amortization of run-off provision...........................   (1,333)      (500)
                                                              -------   --------
Net balance as at December 31...............................   38,832     42,712
  Plus reinsurance recoverables.............................   23,517     28,505
                                                              -------   --------
Balance as at December 31...................................  $62,349   $ 71,217
                                                              =======   ========

     The Company's reserve for unpaid losses and loss adjustment expenses as of December 31, 2004 and 2003 included $14,112 and $12,072, respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2004 and 2003 was $34,403 and $34,552, respectively.

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

                             B.H. ACQUISITION LTD.

7.  UNDERWRITING INCOME (LOSS)

     Underwriting income is summarized as follows:

                                                           2004      2003      2002
                                                          -------   ------   --------
Net written and earned premiums.........................  $    12   $  347   $     (8)
                                                          -------   ------   --------
Losses and loss adjustment expenses.....................   (1,218)  (1,308)    23,159
Reinsurance recoveries..................................    1,598      814     (3,203)
                                                          -------   ------   --------
Net losses and loss adjustment expenses.................      380     (494)    19,956
Commissions and brokerage...............................       36      (83)      (124)
                                                          -------   ------   --------
                                                              416     (577)    19,832
                                                          -------   ------   --------
Net underwriting income (loss)..........................  $   428   $ (230)  $ 19,824
                                                          =======   ======   ========

     Net underwriting income primarily arises from settlement of losses below carried reserves and reductions in actuarial estimates of losses incurred but not reported.

8.  RELATED PARTY TRANSACTIONS

     The Company was charged by two of its shareholders administration fees and expenses for the years ended December 31, 2004, 2003 and 2002 amounting to $1,250, $1,424 and $1,250, respectively. As at December 31, 2004, 2003 and 2002 amounts included in accounts payable and accrued liabilities were $Nil, $174 and $Nil, respectively.

9.  LITIGATION

     BH and its reinsurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2004, the Company was not a party to any material litigation or arbitration other than described below.

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

                             B.H. ACQUISITION LTD.

     CEAI's effective tax rate is approximately 40%. CEAI has tax loss carry-forwards at December 31, 2004 and 2003 of approximately $9,654 and $9,119, respectively, which do not expire. A valuation allowance has been provided for the tax benefit of these loss carry-forwards as follows:

                                                               2004      2003
                                                              -------   -------
Benefit of loss carry-forward...............................  $ 3,862   $ 3,648
Valuation allowance.........................................   (3,862)   (3,648)
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

11.  STATUTORY REQUIREMENTS

     B.H.'s ability to pay dividends and its operating expenses is dependent on cash dividends from its reinsurance subsidiaries Brittany and CEAI.

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis") and maintain minimum levels of solvency and liquidity. As of December 31, 2004 and 2003, the reinsurance subsidiaries' solvency and liquidity amounts were in excess of the minimum levels required.

     Retained earnings of reinsurance subsidiaries are not restricted as minimum capital solvency margins are covered by share capital and additional paid-in capital. As of December 31, 2004 and 2003, retained earnings of $18,876 and $16,371 requires regulatory approval prior to distribution.