Form 10-Q
period 2005-03-31
ENSTAR GROUP INC
filed 2005-05-10
CIK 55820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at May 10, 2005 was 5,517,909.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE ENSTAR GROUP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, AND ARE HEREBY INCORPORATED BY REFERENCE. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 81,515      $ 81,675
  Certificates of deposit...................................     4,077         4,058
  Other current assets......................................       101           132
                                                              --------      --------
       Total current assets.................................    85,693        85,865
Partially owned equity affiliates...........................    72,868        72,618
Other assets................................................       493           494
                                                              --------      --------
       Total assets.........................................  $159,054      $158,977
                                                              ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    329      $    345
  Accounts payable to affiliates............................       365           358
  Income taxes payable......................................       723           639
                                                              --------      --------
       Total current liabilities............................     1,417         1,342
Deferred income tax liabilities.............................     7,658         7,730
Accrued taxes...............................................     2,625         2,625
Deferred compensation.......................................       697           662
Other liabilities...........................................       447           444
                                                              --------      --------
       Total liabilities....................................    12,844        12,803
                                                              --------      --------
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,960,260 shares issued at March 31, 2005
     and December 31, 2004).................................        60            60
  Additional paid-in capital................................   190,008       190,008
  Deferred compensation of partially owned equity
     affiliate..............................................      (104)         (125)
  Accumulated other comprehensive income of partially owned
     equity affiliates, net.................................       367           391
  Accumulated deficit.......................................   (38,311)      (38,350)
  Treasury stock, at cost (442,351 shares)..................    (5,810)       (5,810)
                                                              --------      --------
       Total shareholders' equity...........................   146,210       146,174
                                                              --------      --------
       Total liabilities and shareholders' equity...........  $159,054      $158,977
                                                              ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                  2005            2004
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
                                                                       (UNAUDITED)
Interest income.............................................   $      482      $      177
Earnings of partially owned equity affiliates...............          265           3,000
Other income................................................          100             100
General and administrative expenses.........................         (780)           (727)
                                                               ----------      ----------
Income before income taxes and minority interest............           67           2,550
Income taxes................................................          (28)           (829)
                                                               ----------      ----------
Income before minority interest.............................           39           1,721
Minority interest...........................................           --            (623)
                                                               ----------      ----------
Net income..................................................   $       39      $    1,098
                                                               ==========      ==========
Weighted average shares outstanding -- basic................    5,517,909       5,465,753
                                                               ==========      ==========
Weighted average shares outstanding -- assuming dilution....    5,849,053       5,934,877
                                                               ==========      ==========
Net income per common share -- basic........................   $     0.01      $     0.20
                                                               ==========      ==========
Net income per common share -- assuming dilution............   $     0.01      $     0.19
                                                               ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              2005      2004
                                                              -----    -------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
                                                                (UNAUDITED)
Net income..................................................   $39     $1,098
Other comprehensive income (loss) of partially owned equity
  affiliates:
  Unrealized holding gains on investments, net of income
    taxes of $47............................................    --         77
  Unrealized loss on cash flow hedge, net of income tax
    benefit of $32..........................................    --        (53)
  Currency translation adjustment, net of income tax expense
    (benefit) of $(15) and $33..............................   (24)        52
                                                               ---     ------
Other comprehensive income (loss)...........................   (24)        76
                                                               ---     ------
Comprehensive income........................................   $15     $1,174
                                                               ===     ======

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................    $    39      $ 1,098
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Earnings of partially owned equity affiliates..........       (265)      (3,000)
     Dividends and distributions received from partially
      owned equity affiliates...............................         --        6,185
     Minority interest in earnings of JCF CFN...............         --          623
     Noncash compensation expense...........................         --           17
     Deferred income taxes..................................        (57)         434
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................         75          495
     Other, net.............................................         48           83
                                                                -------      -------
       Net cash provided by (used in) operating
        activities..........................................       (160)       5,935
                                                                -------      -------
Cash flows from financing activities:
  Distributions to minority interest........................         --       (2,474)
                                                                -------      -------
       Net cash used in financing activities................         --       (2,474)
                                                                -------      -------
Increase (decrease) in cash and cash equivalents............       (160)       3,461
Cash and cash equivalents at the beginning of the period....     81,675       55,767
                                                                -------      -------
Cash and cash equivalents at the end of the period..........    $81,515      $59,228
                                                                =======      =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................    $     1      $   150
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

     The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition, results of operations and cash flows for the interim period. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 2005 under the Securities Exchange Act of 1934, as amended.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     (e) Comprehensive Income -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from its partially owned equity affiliates. This other comprehensive income arose from currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

     The components of accumulated other comprehensive income are as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
Currency translation adjustment, net of income tax expense
  of $228 and $243..........................................    $367          $391
                                                                ----          ----
Total accumulated other comprehensive income................    $367          $391
                                                                ====          ====

     (f) Revenue Recognition -- Revenue includes interest income earned from cash, cash equivalents and certificates of deposit and the Company's proportionate share of earnings from partially owned equity affiliates. Interest income is recorded when earned. The Company's proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate.

     (g) Stock-Based Compensation -- For the three months ended March 31, 2005 and 2004, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123,

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

"Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for the three months ended March 31, 2005 and 2004 would have been as follows:

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                2005          2004
                                                              --------      ---------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Net income, as reported.....................................   $  39         $1,098
Add: Stock-based employee compensation expense included in
  reported net income, net of income taxes..................      22             10
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of income taxes.......................................     (78)          (118)
                                                               -----         ------
Pro forma net income........................................   $ (17)        $  990
                                                               =====         ======
Income per common share:
  Basic -- as reported......................................   $0.01         $ 0.20
                                                               =====         ======
  Basic -- pro forma........................................   $0.00         $ 0.18
                                                               =====         ======
  Assuming dilution -- as reported..........................   $0.01         $ 0.19
                                                               =====         ======
  Assuming dilution -- pro forma............................   $0.00         $ 0.17
                                                               =====         ======

     The pro forma stock-based employee compensation reflected above is based on the application of Emerging Issues Task Force No. 00-23, "Issues Related to the Accounting for Stock Compensation Under APB 25 and Financial Accounting Standards Board ("FASB") Interpretation No. 44," to the pro rata vesting of such awards.

     The fair values for options granted under the Company's stock option plans were calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              2005       2004
                                                              -----      -----
Risk-free interest rate.....................................   3.03%      4.38%
Dividend yield..............................................   0.00%      0.00%
Expected volatility.........................................  21.74%     18.77%
Expected life, in years.....................................   4.37       2.57

     Based on these assumptions, the estimated weighted average fair value at the date of grant for options vesting during the three months ended March 31, 2005 and 2004 were $9.50 and $3.29, respectively.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. This statement replaces SFAS 123 and supersedes APB 25. The Company currently accounts for employee share-based payment awards under the provisions of APB 25. The Company will apply the provisions of SFAS 123R beginning January 1, 2006. The Company is currently evaluating the impact that the implementation of this statement will have on its consolidated financial position and results of operations.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     As a result of this transaction, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At March 31, 2005, the Company's beneficial ownership in B.H. Acquisition was 47.8%. The Company's combined voting interest in B.H. Acquisition is limited to 50%.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     In August 2004, Castlewood Holdings awarded a grant of 744 shares of its Class D stock to certain of its employees under a stock-based compensation plan. The plan allows total awards up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. Of the shares awarded, 242 shares had vested as of March 31, 2005. The remaining shares granted under the award will vest over various periods through April 2009. As a result of the award in August 2004, the Company's economic interest in Castlewood Holdings of 33 1/3% was diluted by 0.44% to 32.89% as of March 31, 2005. As shares issued under the August 2004 award vest and as additional shares are awarded in the future, the Company's economic interest could decrease to a minimum of 30.83%. The Company's voting interest will remain at 50%.

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

     Also during 2004, Castlewood Holdings, through one of its subsidiaries, completed the acquisition of Mercantile Indemnity Company Ltd., Harper Insurance Limited and Longmynd Insurance Company Ltd. for a total purchase price of approximately $4.5 million. Castlewood Holdings recorded an extraordinary gain of approximately $21.8 million relating to the excess of the fair value of the net assets acquired over the cost of these acquisitions.

  PARTIALLY OWNED EQUITY AFFILIATES OF JCF CFN

     During 2003, the Company funded approximately $15.3 million to the JCF CFN Entities in exchange for a 60% interest in such entities. In addition, Castlewood Holdings funded approximately $10.2 million to the JCF CFN Entities in exchange for a 40% interest.

     The JCF CFN Entities invested in Green Tree together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. In June 2003, the JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance for approximately $630 million in cash plus certain assumed liabilities. The assets consisted primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The managing member of JCF Associates I LLC

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
is Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The JCF CFN Entities accounted for the investment in Green Tree under the equity method of accounting. Because the JCF CFN Entities are consolidated, Green Tree was treated as a partially owned equity affiliate of the Company.

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

  SUMMARIZED FINANCIAL INFORMATION

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, respectively. Summarized financial information for Green Tree is presented for the three months ended March 31, 2004 (Green Tree was sold in July 2004). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their respective audited financial statements for December 31, 2004 and their unaudited quarterly financial statements. The summarized financial information presented below for Green Tree is derived from its unaudited quarterly financial statements.

                                                                   MARCH 31, 2005
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Total assets................................................   $108,333     $1,374,755
Total liabilities...........................................     69,808      1,164,375
Minority interest...........................................         --         31,772
Total equity................................................     38,525        178,608

                                                                 DECEMBER 31, 2004
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Total assets................................................   $110,414     $1,347,853
Total liabilities...........................................     71,748      1,139,123
Minority interest...........................................         --         31,392
Total equity................................................     38,666        177,338

                                                        THREE MONTHS ENDED MARCH 31, 2005
                                                       -----------------------------------
                                                          B.H.       CASTLEWOOD   COMBINED
                                                       ACQUISITION    HOLDINGS     TOTAL
                                                       -----------   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
Revenue..............................................                  $4,488      $4,488
Underwriting income (loss)...........................     $(290)        1,550       1,260
Net income (loss)....................................      (140)          945         805

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                   THREE MONTHS ENDED MARCH 31, 2004
                                            ------------------------------------------------
                                               B.H.       CASTLEWOOD                COMBINED
                                            ACQUISITION    HOLDINGS    GREEN TREE    TOTAL
                                            -----------   ----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Revenue...................................                  $4,379      $135,187    $139,566
Underwriting income (loss)................     $(290)        1,840                     1,550
Operating income..........................                                65,038      65,038
Net income (loss).........................      (257)        3,186        55,021      57,950

     The Company's consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $26.4 million and approximately $26.1 million at March 31, 2005 and December 31, 2004, respectively.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. The Company incurred rent expense in the amount of $10,050 and $9,300 for the three months ended March 31, 2005 and 2004, respectively. In February 2002, the Company entered into an agreement with J.C. Flowers & Co. LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for an annual payment of $66,000. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

NOTE 5:  INCOME TAXES

     Income tax expense was $28,000 for the three months ended March 31, 2005 compared to $829,000 for the same period in 2004. The Company's effective tax rates for 2005 and 2004 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

     The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries at March 31, 2005 and December 31, 2004.

     The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. At March 31, 2005, the accrual of $2.6 million for tax contingencies is reflected in accrued taxes on the balance sheet.

NOTE 6:  SEGMENT INFORMATION

     The Company separately evaluates the performance of B.H. Acquisition and Castlewood Holdings based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities'

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
results of operations. Prior to the sale of Green Tree in July 2004, the Company also separately evaluated the performance of the JCF CFN Entities. The Company also reviews separate financial results for Enstar's corporate activity.

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

     A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, respectively, is as follows:

                                                            MARCH 31, 2005
                                            -----------------------------------------------
                                                           B.H.       CASTLEWOOD
                                            CORPORATE   ACQUISITION    HOLDINGS     TOTAL
                                            ---------   -----------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity affiliates.......                $12,797      $60,071     $ 72,868
  Corporate assets........................   $86,186                                 86,186
                                             -------      -------      -------     --------
     Total................................   $86,186      $12,797      $60,071     $159,054
                                             =======      =======      =======     ========

                                                            DECEMBER 31, 2004
                                             -----------------------------------------------
                                                            B.H.       CASTLEWOOD
                                             CORPORATE   ACQUISITION    HOLDINGS     TOTAL
                                             ---------   -----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity affiliates........                $12,843      $59,775     $ 72,618
  Corporate assets.........................   $86,359                                 86,359
                                              -------      -------      -------     --------
     Total.................................   $86,359      $12,843      $59,775     $158,977
                                              =======      =======      =======     ========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                     THREE MONTHS ENDED MARCH 31, 2005
                                                --------------------------------------------
                                                               B.H.       CASTLEWOOD
                                                CORPORATE   ACQUISITION    HOLDINGS    TOTAL
                                                ---------   -----------   ----------   -----
                                                           (DOLLARS IN THOUSANDS)
Net underwriting income (loss)................                 $(290)       $1,550
Revenue.......................................                               4,488
Net investment income.........................                   343         5,028
Interest income...............................    $ 482
Share of net income of partly-owned
  companies...................................                                  48
General and administrative expenses...........     (780)        (518)       (7,557)
Amortization of run-off provision.............                   333
Other income..................................      100
Foreign exchange loss.........................                    (8)       (1,057)
                                                ---------   -----------   ----------
Income (loss) before income taxes.............     (198)        (140)        2,500
Minority interest.............................       --                       (379)
Income taxes..................................      (28)                    (1,176)
                                                ---------   -----------   ----------
Net income (loss).............................    $(226)       $(140)       $  945
                                                  =====
Company's economic ownership %................                    33%        32.89%
                                                               -----        ------
Earnings (loss) of partially owned equity
  affiliates..................................                 $ (46)       $  311     $265
                                                               =====        ======     ====

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     The Company's economic ownership percentage in Castlewood Holdings decreased from 33 1/3% to 32.89% during the third quarter of 2004 (Note 3).

                                                THREE MONTHS ENDED MARCH 31, 2004
                                     -------------------------------------------------------
                                                    B.H.       CASTLEWOOD
                                     CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                     ---------   -----------   ----------   -------   ------
                                                     (DOLLARS IN THOUSANDS)
Net underwriting income (loss).....                 $(290)       $1,840
Revenue............................                               4,379
Net investment income..............                   458         2,206
Interest income....................   $   177
Share of net income of partly-owned
  companies........................                                 684     $2,334
General and administrative
  expenses.........................      (727)       (915)       (6,278)
Amortization of run-off
  provision........................                   333
Other income.......................       100
Foreign exchange gain..............                   157         1,077
                                     ---------   -----------   ----------   -------
Income (loss) before income
  taxes............................      (450)       (257)        3,908      2,334
Minority interest..................      (623)                     (456)
Income taxes.......................      (829)                     (266)
                                     ---------   -----------   ----------   -------
Net income (loss)..................   $(1,902)      $(257)       $3,186     $2,334
                                      =======
Company's economic ownership %.....                    33%       33 1/3%
                                                    -----        ------     ------
                                                                  1,062
Company's portion of earnings from
  JCF CFN..........................                                (311)
                                                                 ------
Earnings (loss) of partially owned
  equity affiliates................                 $ (85)       $  751     $2,334    $3,000
                                                    =====        ======     ======    ======

     A minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities is reported in the Corporate column.

NOTE 7:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three months ended March 31, 2005 and 2004. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                  2005            2004
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
                                                                       (UNAUDITED)
Net income..................................................   $       39      $    1,098
                                                               ==========      ==========
Net income per common share -- basic........................   $     0.01      $     0.20
                                                               ==========      ==========
Net income per common share -- assuming dilution............   $     0.01      $     0.19
                                                               ==========      ==========
Weighted average shares outstanding -- basic................    5,517,909       5,465,753
Common share equivalents....................................      331,144         469,124
                                                               ----------      ----------
Weighted average shares outstanding -- assuming dilution....    5,849,053       5,934,877
                                                               ==========      ==========

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries ("Enstar") as of March 31, 2005, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of Enstar's management.

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

     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar as of December 31, 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                               /s/ DELOITTE & TOUCHE LLP

Birmingham, Alabama
May 10, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through the operations of the Company's partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry see "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to The Enstar Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is hereby incorporated by reference.

     The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company's acquisition criteria.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company currently accounts for employee share-based payment awards under the provisions of APB 25. The Company will apply the provisions of SFAS 123R beginning January 1, 2006. The Company is currently evaluating the impact that the implementation of this statement will have on its consolidated financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

  ENSTAR

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates associated with its evaluation of the income tax valuation allowance.

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at March 31, 2005, is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     SFAS 142 also requires that negative goodwill be reversed immediately. During 2004, Castlewood Holdings took negative goodwill into earnings upon the acquisition of three companies, and presented it as an extraordinary gain.

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

     Net cash used in operating activities was $160,000 for the three months ended March 31, 2005 compared to net cash provided by operating activities of approximately $5.9 million for the same period in 2004. This substantial decrease was primarily due to the receipt of a distribution from Green Tree of approximately $6.2 million in March 2004. There were no distributions from partially owned equity affiliates during the three months ended March 31, 2005.

     There were no financing activities for the three months ended March 31, 2005. Net cash used in financing activities was approximately $2.5 million for the three months ended March 31, 2004. This amount was distributed to Castlewood Holdings as the minority interest portion of the approximately $6.2 million distribution received from Green Tree in March 2004.

     The Company's assets, aggregating approximately $159.0 million at March 31, 2005, include approximately $81.5 million in cash and cash equivalents and approximately $4.1 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. The Company incurred rent expense in the amount of $10,050 and $9,300 for the three months ended March 31, 2005 and 2004, respectively. In February 2002, the Company entered into an agreement with J.C. Flowers & Co. LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for an annual payment of $66,000. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

RESULTS OF OPERATIONS

     The Company reported net income of $39,000 for the three months ended March 31, 2005, compared to net income of approximately $1.1 million for the same period in the prior year. The decrease in net income for the three months ended March 31, 2005 compared to the same period in the prior year is primarily a result of decreased earnings from partially owned equity affiliates.

     Interest income was $482,000 for the three months ended March 31, 2005 compared to $177,000 for the three months ended March 31, 2004. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased primarily as a result of an increase in cash resulting from the sale of Green Tree in July 2004. In addition, interest rates earned on the Company's cash, cash equivalents and certificates of deposit have increased approximately 1.3 percent in the first quarter of 2005 compared to the same period in 2004.

     Earnings of partially owned equity affiliates were $265,000 for the three months ended March 31, 2005 compared to approximately $3.0 million for the same period in 2004. The Company recorded equity in losses of $46,000 and $85,000 from B.H. Acquisition for the three months ended March 31, 2005 and 2004, respectively. The Company recorded equity in earnings of $311,000 from Castlewood Holdings for the three months ended March 31, 2005 compared to $751,000 for the three months ended March 31, 2004. The Company recorded approximately $2.3 million in earnings from Green Tree for the three months ended March 31, 2004, with $623,000 reported as a minority interest. In July 2004, the JCF CFN Entities completed the sale of their entire interests in Green Tree. For further discussion of the reasons underlying the changes in earnings (losses) from B.H. Acquisition and Castlewood Holdings, see "-- Results of Operations -- Partially Owned Equity Affiliates".

     Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company's partially owned equity affiliates.

     General and administrative expenses were $780,000 for the three months ended March 31, 2005 compared to $727,000 for the same period in 2004. Of these amounts, $297,000 and $301,000 related to employee expenses in 2005 and 2004, respectively. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were $340,000 in the first quarter of 2005 and $242,000 for the same period in 2004.

     Income tax expense was $28,000 for the three months ended March 31, 2005 compared to $829,000 for the same period in 2004. The Company's effective tax rates for 2005 and 2004 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  CASTLEWOOD HOLDINGS

     Castlewood Holdings reported consolidated net earnings of $945,000 for the three months ended March 31, 2005 compared to net earnings of approximately $3.2 million for the same period in 2004. The decrease in income for the quarter ended March 31, 2005 of approximately $2.3 million compared to the same period in 2004 was primarily a result of a movement in foreign exchange resulting in a $2.2 million loss, an increase in investment income of $2.8 million, a decrease in income from partly owned companies of $636,000 and an increase in other expenses of $2.3 million.

     Underwriting income was approximately $1.6 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively.

     Castlewood Holdings earned consulting fees of approximately $4.5 million for the three months ended March 31, 2005 compared to approximately $4.4 million for the same period in 2004. Castlewood Holdings generates its consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success-based fee arrangements. Included in these amounts was $313,000 in consulting fees charged to B.H. Acquisition, a related party, for each of the three months ended March 31, 2005 and 2004.

     Castlewood Holdings share of equity in earnings of partly-owned companies was $48,000 and $684,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. This amount represents Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition and Cassandra Equity (Cayman) LP ("Cassandra") in 2005 and of B.H. Acquisition and the JCF CFN Entities in 2004. In March 2005, Cassandra's underlying assets were sold for approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

     Net investment income for the three months ended March 31, 2005 was approximately $5.0 million compared to approximately $2.2 million for the same period in 2004. Investment income includes interest income earned from cash, cash equivalents and debt securities. The increase in the quarter was due to the investment income earned on the Harper Insurance Limited portfolio which was acquired on October 29, 2004.

     Castlewood Holdings recorded a foreign exchange loss of approximately $1.1 million for the three months ended March 31, 2005 and foreign exchange gains of approximately $1.1 million for the same period in 2004.

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

     Salaries and benefits, which include accrued bonuses, were approximately $4.9 million for the three months ended March 31, 2005 compared to approximately $4.2 million for the same period in 2004. Castlewood Holdings is a service based company and, as such, employee salaries and benefits are its largest cost. The increased cost is mainly attributable to the growth in staff of Castlewood Holdings over the past year. Castlewood Holdings has in place a discretionary bonus plan. Included as part of the salary cost is an accrual relating to this plan.

     General and administrative expenses were approximately $2.7 million for the three months ended March 31, 2005 compared to approximately $2.1 million for the same period in 2004. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda, and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Income taxes of approximately $1.2 million were recorded for the three months ended March 31, 2005 compared to $266,000 for the same period in 2004. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom and United States subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

     Castlewood Holdings recorded a minority interest in earnings of $379,000 and $456,000 for the three months ended March 31, 2005 and 2004, respectively, reflecting the remaining 49.9% economic interest in the earnings from Hillcot.

  B.H. ACQUISITION

     B.H. Acquisition reported net losses of $140,000 and $257,000 for the three months ended March 31, 2005 and 2004, respectively.

     The Company had underwriting losses of $290,000 for each of the three months ended March 31, 2005 and 2004, respectively.

     Net investment income was $343,000 and $458,000 for the three months ended March 31, 2005 and 2004, respectively. Investment income consists primarily of interest income earned from cash, cash equivalents and mutual funds.

     Amortization of the run-off provision was $333,000 for each of the three months ended March 31, 2005 and 2004, respectively. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. This provision is amortized on a straight-line basis over this period.

     General and administrative expenses were $518,000 and $915,000 for the three months ended March 31, 2005 and 2004, respectively. General and administrative expenses include legal, audit, management and actuarial expenses.

     B.H. Acquisition recorded a foreign exchange loss of $8,000 and a foreign exchange gain of $157,000 for the three months ended March 31, 2005 and 2004, respectively. Through its subsidiaries, BH Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. At March 31, 2005, the Company had cash and cash equivalents of approximately $81.5 million in interest bearing accounts (interest at floating rates) and approximately $4.1 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $856,000 per year. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at March 31, 2005 is approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

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
                     the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to Ex-
                     hibit 2.2 to the Current Report on Form 8-K, dated December
                     13, 2001).
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
                     Act of 1995 Safe Harbor Compliance Statement For
                     Forward-Looking Statements (incorporated by reference to
                     Exhibit 99.1 to the Annual Report on Form 10-K, dated March
                     30, 2005).

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

Date: May 10, 2005