Form 10-Q
period 2005-06-30
ENSTAR GROUP INC
filed 2005-08-09
CIK 55820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at August 9, 2005 was 5,517,909.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 74,895     $ 81,675
  Certificates of deposit...................................     4,112        4,058
  Other current assets......................................        62          132
                                                              --------     --------
       Total current assets.................................    79,069       85,865
Partially owned equity affiliates...........................    76,760       72,618
Marketable securities.......................................     6,492           --
Other assets................................................       504          494
                                                              --------     --------
       Total assets.........................................  $162,825     $158,977
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    401     $    345
  Accounts payable to affiliates............................     2,664          358
  Income taxes payable......................................       211          639
                                                              --------     --------
       Total current liabilities............................     3,276        1,342
Deferred income tax liabilities.............................     8,424        7,730
Accrued taxes...............................................     2,325        2,625
Deferred compensation.......................................       756          662
Other liabilities...........................................       450          444
                                                              --------     --------
       Total liabilities....................................    15,231       12,803
                                                              --------     --------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,960,260 shares issued at June 30, 2005
     and December 31, 2004).................................        60           60
  Additional paid-in capital................................   190,008      190,008
  Deferred compensation of partially owned equity
     affiliate..............................................       (82)        (125)
  Accumulated other comprehensive income, net...............       933          391
  Accumulated deficit.......................................   (37,515)     (38,350)
  Treasury stock, at cost (442,351 shares)..................    (5,810)      (5,810)
                                                              --------     --------
       Total shareholders' equity...........................   147,594      146,174
                                                              --------     --------
       Total liabilities and shareholders' equity...........  $162,825     $158,977
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2005         2004         2005         2004
                                               ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Interest income..............................  $      561   $      201   $    1,043   $      378
Other investment income......................         604           --          604           --
Earnings of partially owned equity
  affiliates.................................       1,046        1,980        1,311        4,980
Other income.................................         101          198          201          298
General and administrative expenses..........        (861)        (780)      (1,641)      (1,507)
                                               ----------   ----------   ----------   ----------
Income before income taxes and minority
  interest...................................       1,451        1,599        1,518        4,149
Income taxes.................................        (655)        (450)        (683)      (1,279)
                                               ----------   ----------   ----------   ----------
Income before minority interest..............         796        1,149          835        2,870
Minority interest............................          --         (446)          --       (1,069)
                                               ----------   ----------   ----------   ----------
Net income...................................  $      796   $      703   $      835   $    1,801
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic.......................   5,517,909    5,485,240    5,517,909    5,475,496
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming dilution...........   5,845,621    5,778,593    5,847,330    5,773,744
                                               ==========   ==========   ==========   ==========
Net income per common share -- basic.........  $     0.14   $     0.13   $     0.15   $     0.33
                                               ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution...................................  $     0.14   $     0.12   $     0.14   $     0.31
                                               ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              ---------------   ---------------
                                                               2005     2004     2005     2004
                                                              -------   -----   ------   ------
                                                                   (DOLLARS IN THOUSANDS)
                                                                         (UNAUDITED)
Net income..................................................  $  796    $703    $  835   $1,801
Other comprehensive income (loss):
  Unrealized holding gains on investments, net of income tax
     expense of $487, $103, $424 and $150...................     785     163       684      240
  Reclassification adjustment for gains included in net
     income, net of income tax expense of $75 and $13.......    (122)     --       (21)      --
  Unrealized loss on cash flow hedge, net of income tax
     benefit of $8 and $41..................................      --     (13)       --      (66)
  Currency translation adjustment, net of income tax
     (benefit) expense of $(60), $(17), $(75) and $15.......     (97)    (27)     (121)      25
                                                              ------    ----    ------   ------
Other comprehensive income..................................     566     123       542      199
                                                              ------    ----    ------   ------
Comprehensive income........................................  $1,362    $826    $1,377   $2,000
                                                              ======    ====    ======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $   835      $ 1,801
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Earnings of partially owned equity affiliates..........    (1,311)      (4,980)
     Dividends and distributions received from partially
      owned equity affiliates...............................        --        9,586
     Minority interest in earnings of JCF CFN...............        --        1,069
     Gain on sale of marketable securities..................      (604)          --
     Noncash compensation expense...........................        --           33
     Deferred income taxes..................................        57          532
     Tax benefit from exercise of stock options and issuance
      of shares from deferred compensation plan.............        --          606
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................      (767)        (304)
     Other, net.............................................       132          199
                                                               -------      -------
       Net cash (used in) provided by operating
        activities..........................................    (1,658)       8,542
                                                               -------      -------
Cash flows from investing activities:
  Purchase of marketable securities.........................    (9,460)          --
  Proceeds from sale of marketable securities...............     4,374           --
  Purchases of certificates of deposit......................    (4,084)      (4,072)
  Maturities of certificates of deposit.....................     4,048        4,072
                                                               -------      -------
       Net cash used in investing activities................    (5,122)          --
                                                               -------      -------
Cash flows from financing activities:
  Distributions to minority interest........................        --       (2,474)
  Proceeds from exercise of stock options...................        --          555
                                                               -------      -------
       Net cash used in financing activities................        --       (1,919)
                                                               -------      -------
Increase (decrease) in cash and cash equivalents............    (6,780)       6,623
Cash and cash equivalents at the beginning of the period....    81,675       55,767
                                                               -------      -------
Cash and cash equivalents at the end of the period..........   $74,895      $62,390
                                                               =======      =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $ 1,072      $   420
                                                               =======      =======
Supplemental disclosures of noncash investing activities:
  Accrued initial capital contribution to Affirmative
     Investment LLC.........................................   $ 2,688      $    --
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

     The Company consolidates JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings
LLC) and related entities (collectively, "Green Tree"), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. ("Conseco Finance"). In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree. See Note 4 for further discussion of this transaction.

     The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition, results of operations and cash flows for the interim period. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 2005 under the Securities Exchange Act of 1934, as amended.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enstar Financial Services, Inc., an inactive company. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest in its financial statements for Castlewood Holdings' 40% interest. The JCF CFN Entities have been inactive since July 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     (d) Marketable Securities -- Marketable securities are classified as available-for-sale and reported at fair value, with unrealized gains excluded from earnings and reported in a separate component of shareholders' equity.

     (e) Partially Owned Equity Affiliates -- Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the investee's income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the investee. The Company would resume application of the equity method once the investee becomes profitable and the Company's proportionate share of the investee's earnings equals its cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

     (f) Comprehensive Income -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from unrealized holding gains from equity securities that are classified as available-for-sale and are carried at fair value. In addition, the Company recorded other comprehensive income from its partially owned equity affiliates. This other comprehensive income arose from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

     The components of accumulated other comprehensive income are as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
Currency translation adjustment, net of income tax expense
  of $168 and $243..........................................    $270         $391
Unrealized holding gains, net of income tax expense of
  $412......................................................     663           --
                                                                ----         ----
Total accumulated other comprehensive income................    $933         $391
                                                                ====         ====

     (g) Revenue Recognition -- Revenue includes interest income earned from cash, cash equivalents and certificates of deposit, the Company's proportionate share of earnings from partially owned equity affiliates and gains on the sale of marketable securities. Interest income is recorded when earned. The Company's proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate. Realized gains on sales of marketable securities are calculated using the specific identification method and are recorded on the trade date.

     (h) Stock-Based Compensation -- For the three and six months ended June 30, 2005 and 2004, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

                                                       THREE MONTHS       SIX MONTHS
                                                      ENDED JUNE 30,    ENDED JUNE 30,
                                                      ---------------   --------------
                                                       2005     2004    2005     2004
                                                      ------   ------   -----   ------
                                                           (DOLLARS IN THOUSANDS,
                                                           EXCEPT PER SHARE DATA)
                                                                (UNAUDITED)
Net income, as reported.............................  $ 796    $ 703    $ 835   $1,801
Add: Stock-based employee compensation expense
  included in reported net income, net of income
  taxes.............................................     37       10       58       20
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of income taxes...............   (100)    (118)    (178)    (235)
                                                      -----    -----    -----   ------
Pro forma net income................................  $ 733    $ 595    $ 715   $1,586
                                                      =====    =====    =====   ======
Income per common share:
  Basic -- as reported..............................  $0.14    $0.13    $0.15   $ 0.33
                                                      =====    =====    =====   ======
  Basic -- pro forma................................  $0.13    $0.11    $0.13   $ 0.29
                                                      =====    =====    =====   ======
  Assuming dilution -- as reported..................  $0.14    $0.12    $0.14   $ 0.31
                                                      =====    =====    =====   ======
  Assuming dilution -- pro forma....................  $0.13    $0.10    $0.12   $ 0.27
                                                      =====    =====    =====   ======

     The pro forma stock-based employee compensation reflected above is based on the application of Emerging Issues Task Force No. 00-23, "Issues Related to the Accounting for Stock Compensation Under APB 25 and Financial Accounting Standards Board ("FASB") Interpretation No. 44," to the straight-line vesting of such awards over the full vesting period.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 3:  MARKETABLE SECURITIES

     In June 2005, the Company purchased certain shares of common stock in a publicly-traded U.S. corporation for approximately $9.5 million. The Company sold a portion of these securities in June for total proceeds of approximately $4.4 million, resulting in a realized gain of $604,000. The remaining securities are classified as available-for-sale and are reported at a fair value of approximately $6.5 million at June 30, 2005, with an unrealized gain of $495,000 (net of income taxes) reported as a component of accumulated other comprehensive income.

NOTE 4:  PARTIALLY OWNED EQUITY AFFILIATES

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

  CASTLEWOOD HOLDINGS LIMITED

     In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the "Castlewood Principals"), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). As part of the transaction, the Company made a capital commitment of $39.5 million for its interest in Castlewood Holdings. The Company owns 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each own 25% of Castlewood Holdings' voting stock. The Company owns a 32.63% economic interest in Castlewood Holdings. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company's ownership in Castlewood Holdings is accounted for using the equity method of accounting.

     As a result of this transaction, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At June 30, 2005, the Company's beneficial ownership in B.H. Acquisition was 47.68%. The Company's combined voting interest in B.H. Acquisition is limited to 50%.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     In August 2004, Castlewood Holdings awarded a grant of 744 shares of its Class D stock to certain of its employees under a stock-based compensation plan. The plan allows total awards up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. Of the shares awarded, 391 shares had vested as of June 30, 2005. The remaining shares granted under the award will vest over various periods through April 2009. As a result of the award in August 2004 and subsequent vesting of additional shares, the Company's original economic interest in Castlewood Holdings of 33 1/3% has been diluted by 0.70% to 32.63% as of June 30, 2005. As shares issued under the August 2004 award vest and as additional shares are awarded in the future, the Company's economic interest could decrease to a minimum of 30.83%. The Company's voting interest will remain at 50%.

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

     In May 2005, Castlewood Holdings, through one of its subsidiaries, purchased Fieldmill Insurance Company Limited (formerly known as Harleysville Insurance Company (UK) Limited) for approximately $1.4 million.

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

     In July 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, completed the sale of their entire interests in Green Tree to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, and Cerberus Green Tree Investments, LLC and Cerberus JCF Coinvest, LLC, each an affiliate of Cerberus Capital Management L.P. In exchange for their entire interest, the JCF CFN Entities received aggregate sales proceeds of approximately $40 million in cash. Of this amount, Castlewood Holdings received aggregate sales proceeds of approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004. The Company recorded a pre-tax realized gain of approximately $6.9 million on the sale. The JCF CFN Entities have been inactive since July 2004.

  AFFIRMATIVE INVESTMENT LLC

     In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC ("Affirmative Investment"), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. At June 30, 2005 the Company accrued its initial capital contribution of approximately $2.6 million, which was paid on July 1, 2005.

     Affirmative Investment currently holds 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. ("Affirmative Insurance"), which were acquired through open market purchases. In addition, in June 2005, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC ("NAL"). The remaining 50% of the membership interests of NAL are held by Delaware Street Capital Master Fund, LP or its affiliates ("DSC"). In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. ("VIG") and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, "Vesta"), has agreed to acquire from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share (subject to regulatory approval). At or simultaneously with the closing of the transaction with Vesta and subject to regulatory approval, Affirmative Investment will contribute the 1,183,000 shares of Affirmative Insurance that it currently holds, and DSC will contribute the 1,459,699 shares of Affirmative Insurance common stock that it currently holds, to NAL.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

  SUMMARIZED FINANCIAL INFORMATION

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, respectively. Summarized financial information for Affirmative Investment is presented as of June 30, 2005 (Affirmative Investment was formed in June 2005). Affirmative Investment had no income or expense items for the period ended June 30, 2005. Summarized financial information for Green Tree is presented for the three and six months ended June 30, 2004 (the Company's interest in Green Tree was sold in July 2004). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their respective audited financial statements as of December 31, 2004 and their unaudited quarterly financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004. The summarized financial information presented below for Affirmative Investment and Green Tree is derived from their respective unaudited quarterly financial statements.

                                                                 JUNE 30, 2005
                                                     --------------------------------------
                                                        B.H.       CASTLEWOOD   AFFIRMATIVE
                                                     ACQUISITION    HOLDINGS    INVESTMENT
                                                     -----------   ----------   -----------
                                                             (DOLLARS IN THOUSANDS)
Total assets.......................................   $106,290     $1,346,962     $38,049
Total liabilities..................................     67,695      1,132,769      19,299
Minority interest..................................         --         31,835          --
Total equity.......................................     38,595        182,358      18,750

                                                                 DECEMBER 31, 2004
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Total assets................................................   $110,414     $1,347,853
Total liabilities...........................................     71,748      1,139,123
Minority interest...........................................         --         31,392
Total equity................................................     38,666        177,338

                                                                 THREE MONTHS ENDED
                                                                   JUNE 30, 2005
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Revenue.....................................................                  $3,857
Underwriting income (loss)..................................     $(290)        3,873
Net income..................................................        70         3,137

                                                                  SIX MONTHS ENDED
                                                                   JUNE 30, 2005
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Revenue.....................................................                  $8,345
Underwriting income (loss)..................................     $(580)        5,423
Net income (loss)...........................................       (71)        4,081

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     The Company's consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $27.4 million and approximately $26.1 million at June 30, 2005 and December 31, 2004, respectively.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. The Company incurred rent expense in the amount of $10,050 and $20,100 for the three and six months ended June 30, 2005 and $9,300 and $18,600 for the same periods in 2004. In February 2002, the Company entered into an agreement with J.C. Flowers & Co. LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for an annual payment of $66,000. J.C. Flowers & Co. LLC is managed by Mr. Flowers.

     In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment. At June 30, 2005 the Company accrued the initial capital contribution of approximately $2.6 million, which was paid on July 1, 2005. The Company expects to fund approximately $5.5 million upon closing of the Stock Purchase Agreement between NAL and Vesta. (Note 4)

NOTE 6:  INCOME TAXES

     Income tax expense was $655,000 and $683,000 for the three and six months ended June 30, 2005, respectively, compared to $450,000 and approximately $1.3 million for the same periods in 2004. The Company's effective tax rates for 2005 and 2004 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

     The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries at June 30, 2005 and December 31, 2004.

     The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. At June 30, 2005, the accrual of $2.3 million for tax contingencies is reflected in accrued taxes in the consolidated balance sheet.

     In the second quarter of 2004 additional paid-in capital increased by $606,000 as a result of an income tax benefit. This income tax benefit resulted from tax deductions triggered by the exercise of stock options and the issuance of shares of common stock from the Deferred Compensation and Stock Plan for Non-Employee Directors.

NOTE 7:  SEGMENT INFORMATION

     The Company separately evaluates the performance of B.H. Acquisition and Castlewood Holdings based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities' results of operations. The Company made its initial investment in Affirmative Investment in June 2005. Affirmative Investment had no income or expense items for the period ending June 30, 2005. Prior to the sale of the Company's interest in Green Tree in July 2004, the Company also separately evaluated the performance of the JCF CFN Entities. The Company also reviews separate financial results for Enstar's corporate activity.

     B.H. Acquisition, through its wholly owned subsidiaries, Brittany and CEAI, is principally engaged in the active management of books of reinsurance business from international markets. Castlewood Holdings acquires and manages insurance and reinsurance companies, including companies in run-off, and provides management, consulting and other services to the insurance and reinsurance industry. Affirmative Investment was formed to facilitate the participation of its members in the purchase, sale and ownership of membership interests of NAL and common stock of Affirmative Insurance. The JCF CFN Entities were formed to serve as a member of Green Tree which, in turn, was formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and associated servicing businesses from Conseco Finance.

     A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, respectively, is as follows:

                                                          JUNE 30, 2005
                                  -------------------------------------------------------------
                                                 B.H.       CASTLEWOOD   AFFIRMATIVE
                                  CORPORATE   ACQUISITION    HOLDINGS    INVESTMENT     TOTAL
                                  ---------   -----------   ----------   -----------   --------
                                                     (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity
     affiliates.................                $12,824      $61,224       $2,712      $ 76,760
  Corporate assets..............   $86,065                                               86,065
                                   -------      -------      -------       ------      --------
     Total......................   $86,065      $12,824      $61,224       $2,712      $162,825
                                   =======      =======      =======       ======      ========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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
                                              =======      =======      =======     ========

                                                     THREE MONTHS ENDED JUNE 30, 2005
                                               ---------------------------------------------
                                                              B.H.       CASTLEWOOD
                                               CORPORATE   ACQUISITION    HOLDINGS    TOTAL
                                               ---------   -----------   ----------   ------
                                                          (DOLLARS IN THOUSANDS)
Net underwriting income (loss)...............                 $(290)      $  3,873
Revenue......................................                                3,857
Net investment income........................    $ 604          555          8,255
Interest income..............................      561
Share of net income of partly-owned
  companies..................................                                   32
General and administrative expenses..........     (861)        (480)       (10,979)
Amortization of run-off provision............                   333
Other income.................................      101
Foreign exchange loss........................                   (48)        (1,138)
                                                 -----        -----       --------
Income before income taxes...................      405           70          3,900
Income taxes.................................     (655)                       (151)
Minority interest............................                                 (612)
                                                 -----        -----       --------
Net income (loss)............................    $(250)       $  70       $  3,137
                                                 =====
Company's economic ownership %...............                    33%         32.63%
                                                              -----       --------
Earnings of partially owned equity
  affiliates.................................                 $  23       $  1,023    $1,046
                                                              =====       ========    ======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                      SIX MONTHS ENDED JUNE 30, 2005
                                               ---------------------------------------------
                                                              B.H.       CASTLEWOOD
                                               CORPORATE   ACQUISITION    HOLDINGS    TOTAL
                                               ---------   -----------   ----------   ------
                                                          (DOLLARS IN THOUSANDS)
Net underwriting income (loss)...............                 $(580)      $  5,423
Revenue......................................                                8,345
Net investment income........................   $   604         898         13,283
Interest income..............................     1,043
Share of net income of partly-owned
  companies..................................                                   79
General and administrative expenses..........    (1,641)       (999)       (18,536)
Amortization of run-off provision............                   666
Other income.................................       201
Foreign exchange loss........................                   (56)        (2,195)
                                                -------       -----       --------
Income (loss) before income taxes............       207         (71)         6,399
Income taxes.................................      (683)                    (1,327)
Minority interest............................                                 (991)
                                                -------       -----       --------
Net income (loss)............................   $  (476)      $ (71)      $  4,081
                                                =======
Company's economic ownership %...............                    33%         32.69%
                                                              -----       --------
Earnings (loss) of partially owned equity
  affiliates.................................                 $ (23)      $  1,334    $1,311
                                                              =====       ========    ======

     The Company's economic ownership percentage in Castlewood Holdings decreased from 32.89 to 32.63% during the second quarter of 2005. The Company's economic ownership percentage used in the table above for the six months ended June 30, 2005 represents a weighted average for the period. (Note 4)

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                               THREE MONTHS ENDED JUNE 30, 2004
                                    -------------------------------------------------------
                                                   B.H.       CASTLEWOOD
                                    CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                    ---------   -----------   ----------   -------   ------
                                                    (DOLLARS IN THOUSANDS)
Net underwriting income (loss)....                 $(290)      $ 2,333
Revenue...........................                               6,289
Net investment income.............                    55           481
Interest income...................   $   201
Share of net income of
  partly-owned companies..........                                 342     $1,661
General and administrative
  expenses........................      (780)       (224)       (7,088)
Amortization of run-off
  provision.......................                   333
Other income......................       198
Foreign exchange loss.............                  (359)         (104)
                                     -------       -----       -------     ------
Income (loss) before income
  taxes...........................      (381)       (485)        2,253      1,661
Income taxes......................      (450)                     (188)
Minority interest.................      (446)                       44
                                     -------       -----       -------     ------
Net income (loss).................   $(1,277)      $(485)      $ 2,109     $1,661
                                     =======
Company's economic ownership %....                    33%       33 1/3%
                                                   -----       -------     ------
                                                                   702
Company's portion of earnings from
  JCF CFN.........................                                (223)
                                                               -------
Earnings (loss) of partially owned
  equity affiliates...............                 $(160)      $   479     $1,661    $1,980
                                                   =====       =======     ======    ======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                SIX MONTHS ENDED JUNE 30, 2004
                                   ---------------------------------------------------------
                                                  B.H.       CASTLEWOOD
                                   CORPORATE   ACQUISITION    HOLDINGS      JCF CFN   TOTAL
                                   ---------   -----------   ----------     -------   ------
                                                    (DOLLARS IN THOUSANDS)
Net underwriting income (loss)...                $  (580)     $  4,173
Revenue..........................                               10,668
Net investment income............                    513         2,687
Interest income..................   $   378
Share of net income of
  partly-owned companies.........                                1,026      $3,995
General and administrative
  expenses.......................    (1,507)      (1,139)      (13,366)
Amortization of run-off
  provision......................                    666
Other income.....................       298
Foreign exchange gain (loss).....                   (202)          973
                                    -------      -------      --------      ------
Income (loss) before income
  taxes..........................      (831)        (742)        6,161       3,995
Income taxes.....................    (1,279)                      (454)
Minority interest................    (1,069)                      (412)
                                    -------      -------      --------      ------
Net income (loss)................   $(3,179)     $  (742)     $  5,295      $3,995
                                    =======
Company's economic ownership %...                     33%           33 1/3%
                                                 -------      --------      ------
                                                                 1,764
Company's portion of earnings
  from JCF CFN...................                                 (534)
                                                              --------
Earnings (loss) of partially
  owned equity affiliates........                $  (245)     $  1,230      $3,995    $4,980
                                                 =======      ========      ======    ======

     A minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities is reported in the Corporate column.

NOTE 8: STOCK COMPENSATION

     In April 2005, under the 1997 Amended Omnibus Incentive Plan (the "Incentive Plan"), the Company granted 5,000 options to Paul J. Collins, one of the Company's non-employee directors. The options granted to Mr. Collins vest on April 4, 2006. The options have an exercise price of $57.81, the closing market price on the date of grant, and expire on April 4, 2015. The options have an estimated fair value of $9.36 as determined using the Black-Scholes option pricing model and based on the following assumptions: 3.74% risk-free interest rate, 0.00% dividend yield, 21.5% expected volatility and 2.13 years expected life.

     As of June 30, 2005, a total of 470,000 options have been issued or reserved for issuance under the Incentive Plan.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 9: INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three and six months ended June 30, 2005 and 2004. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans.

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -----------------------   -----------------------
                                          2005         2004         2005         2004
                                       ----------   ----------   ----------   ----------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          (UNAUDITED)
Net income...........................  $      796   $      703   $      835   $    1,801
                                       ==========   ==========   ==========   ==========
Net income per common
  share -- basic.....................  $     0.14   $     0.13   $     0.15   $     0.33
                                       ==========   ==========   ==========   ==========
Net income per common share --
  assuming dilution..................  $     0.14   $     0.12   $     0.14   $     0.31
                                       ==========   ==========   ==========   ==========
Weighted average shares outstanding--
  basic..............................   5,517,909    5,485,240    5,517,909    5,475,496
Common share equivalents.............     327,712      293,353      329,421      298,248
                                       ----------   ----------   ----------   ----------
Weighted average shares outstanding--
  assuming dilution..................   5,845,621    5,778,593    5,847,330    5,773,744
                                       ==========   ==========   ==========   ==========

     There were no antidilutive common stock equivalents for the three and six months ended June 30, 2005 and 2004.

NOTE 10: SUBSEQUENT EVENTS

     In July 2005, the Company funded its initial capital call from Affirmative Investment of approximately $2.6 million. This amount was accrued in the Company's consolidated financial statements at June 30, 2005.

     In July 2005, the Company sold a portion of its marketable securities for total proceeds of approximately $1.4 million. The Company realized a pre-tax gain of $207,000 on the sale.

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries ("Enstar") as of June 30, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of Enstar's management.

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

Atlanta, Georgia
August 9, 2005

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

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at June 30, 2005, is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     SFAS 142 also requires that negative goodwill be reversed immediately. During 2004, Castlewood Holdings recorded negative goodwill in earnings upon the acquisition of three companies, and presented it as an extraordinary gain.

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

     Net cash used in operating activities was approximately $1.7 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of approximately $8.5 million for the same period in 2004. This substantial decrease was primarily due to the receipt of distributions from Castlewood Holdings and Green Tree of approximately $3.0 million and $6.6 million, respectively, in 2004. There were no distributions from partially owned equity affiliates during the six months ended June 30, 2005.

     Net cash used in investing activities was approximately $5.1 million for the six months ended June 30, 2005. The Company purchased marketable securities for approximately $9.5 million during the second quarter of 2005 and received proceeds of approximately $4.4 million from the sale of a portion of these securities during the same period. Investing activities during the six months ended June 30, 2004 related to the maturities and purchases of certificates of deposit, which netted to zero.

     There were no financing activities for the six months ended June 30, 2005. Net cash used in financing activities was approximately $1.9 million for the six months ended June 30, 2004. Approximately $2.5 million was distributed to Castlewood Holdings as the minority interest portion of the distributions received from Green Tree in 2004. This amount was partially offset by the receipt of $555,000 by the Company in 2004 from the exercise of certain stock options by a former non-employee director of the Company.

     The Company's assets, aggregating approximately $162.8 million at June 30, 2005, include approximately $74.9 million in cash and cash equivalents, approximately $4.1 million in short-term certificates of deposit and approximately $6.5 million in marketable securities. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. The Company incurred rent expense in the amount of $10,050 and $20,100 for the three and six months ended June 30, 2005 and $9,300 and $18,600 for the same periods in 2004. In February 2002, the Company entered into an agreement with J.C. Flowers & Co. LLC running through November 2005 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for an annual payment of $66,000. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

  AFFIRMATIVE INVESTMENT LLC

     In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC ("Affirmative Investment"), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. At June 30, 2005 the Company accrued its initial capital contribution of approximately $2.6 million, which was paid on July 1, 2005.

     Affirmative Investment currently holds 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. ("Affirmative Insurance"), which were acquired through open market purchases. In addition, in June 2005, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC ("NAL"). The remaining 50% of the membership interests of NAL are held by Delaware Street Capital Master Fund, LP or its affiliates ("DSC"). In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. ("VIG") and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, "Vesta"), has agreed to acquire from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share (subject to regulatory approval). At or simultaneously with the closing of the transaction with Vesta and subject to regulatory approval, Affirmative Investment will contribute the 1,183,000 shares of Affirmative Insurance that it currently holds, and DSC will contribute the 1,459,699 shares of Affirmative Insurance common stock that it currently holds, to NAL. The Company expects to fund approximately $5.5 million upon closing of the Stock Purchase Agreement between NAL and Vesta.

RECENT DEVELOPMENTS

     In July 2005, the Company funded its initial capital call from Affirmative Investment of approximately $2.6 million. This amount was accrued in the Company's consolidated financial statements at June 30, 2005.

     In July 2005, the Company sold a portion of its marketable securities for total proceeds of approximately $1.4 million. The Company realized a pre-tax gain of $207,000 on the sale.

RESULTS OF OPERATIONS

     The Company reported net income of $796,000 and $835,000 for the three and six months ended June 30, 2005, compared to net income of $703,000 and approximately $1.8 million for the same periods in the prior year. The changes in net income for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year were primarily attributable to an increase in interest income and an increase in other investment income offset by decreased earnings from the Company's partially owned equity affiliates.

     Interest income was $561,000 and approximately $1.0 million for the three and six months periods ended June 30, 2005, respectively, compared to $201,000 and $378,000 for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased primarily as a result of an increase in cash resulting from the sale of the Company's interest in Green Tree in July 2004. In addition, interest rates earned on the Company's cash, cash equivalents and certificates of deposit have increased an average of 1.3 percent during the six months ended June 30, 2005 compared to the same period in 2004.

     Other investment income of $604,000 resulted from the gain on the sale of certain marketable securities in June 2005.

     Earnings of partially owned equity affiliates were approximately $1.0 million and approximately $1.3 million for the three and six month periods ended June 30, 2005, respectively, compared to approximately $2.0 million and approximately $5.0 million for the same periods in the prior year. The Company recorded equity in earnings of $23,000 and equity in losses of $23,000 from B.H. Acquisition for the three and six month periods ended June 30, 2005, respectively, compared to equity in losses of $160,000 and $245,000 for the same periods in 2004. The Company recorded equity in earnings of approximately $1.0 million and approximately $1.3 million from Castlewood Holdings for the three and six months ended June 30, 2005, respectively, compared to $479,000 and approximately $1.2 million for the same periods in 2004. The Company reported equity in earnings of approximately $1.7 million and approximately $4.0 million from Green Tree for the three and six months ended June 30, 2004, respectively, with $446,000 and approximately $1.1 million reported as a minority interest, respectively. In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree. For further discussion of the reasons underlying the changes in earnings (losses) from B.H. Acquisition and Castlewood Holdings, see "-- Results of Operations -- Partially Owned Equity Affiliates".

     Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company's partially owned equity affiliates.

     General and administrative expenses were $861,000 and approximately $1.6 million for the three and six month periods ended June 30, 2005, respectively, compared to $780,000 and approximately $1.5 million for the same periods in 2004. Of these amounts, $335,000 and $633,000 related to employee expenses for the three and six month periods ended June 30, 2005, respectively, compared to $291,000 and $593,000 for the same periods in 2004. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were $350,000 and $690,000 for the three and six months ended June 30, 2005, respectively, compared to $332,000 and $574,000 for the same periods in 2004.

     Income tax expense was $655,000 and $683,000 for the three and six months ended June 30, 2005, respectively, compared to $450,000 and approximately $1.3 million for the same periods in 2004. The Company's effective tax rates for 2005 and 2004 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  CASTLEWOOD HOLDINGS

     Castlewood Holdings reported consolidated net earnings of $3.1 million and $4.1 million for the three and six months ended June 30, 2005, respectively, compared to net earnings of $2.1 million and $5.3 million for the same periods in 2004. The reduction in earnings of $1.2 million for the six months ended June 30, 2005 was due to a combination of higher salary costs and an increased foreign exchange loss offset by increased investment income.

     Underwriting income was $3.9 million and $5.4 million for the three and six months ended June 30, 2005, respectively, compared to $2.3 million and $4.2 million for the same period in 2004. The increase for the six months ended June 2005 over 2004 is due primarily to the inclusion of Harper Insurance Limited ("Harper") results for the current year. (Harper was acquired in October 2004).

     Castlewood Holdings earned consulting fees of $3.9 million and $8.3 million for the three and six months ended June 30, 2005, respectively, compared to $6.3 million and $10.7 million for the same periods in 2004. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success based fee arrangements. Included in these amounts were $313,000 and $625,000 in consulting fees charged to B.H. Acquisition, a partly-owned company, for each of the three and six months ended June 30, 2005 and 2004, respectively.

     Castlewood Holdings' share of equity in earnings from its partly-owned companies was $32,000 and $79,000 for the three and six months ended June 30, 2005, respectively, and $342,000 and $1.0 million for the same periods in 2004. For 2005 the amounts represent Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition and Cassandra Equity (Cayman) LP ("Cassandra"). For 2004 it represented Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition plus that of the JCF CFN Entities. In March 2005, Cassandra's underlying assets were sold for approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

     Net investment income, excluding unrealized gains and losses, was $8.3 million and $13.3 million for the three and six months ended June 30, 2005, respectively, compared to $481,000 and $2.7 million for the same periods in 2004. Investment income includes interest income earned from cash, cash equivalents and debt securities. The increase in income for the six months ended 2005 compared to the same period in 2004 is primarily attributable to the acquisition of Harper's invested assets along with an increase in interest rates.

     Salaries and benefits were $8.5 million and $13.4 million for the three and six months ended June 30, 2005, respectively, compared to $4.2 million and $8.4 million for the same periods in 2004. Castlewood Holdings is a service based company and, as such, employee salaries and benefits are its largest cost. Additionally, Castlewood Holdings has a discretionary bonus plan included as a part of its employee compensation. In the third quarter of 2004, the Company implemented an employee share plan whereby the Company has the ability to grant shares to employees up to a maximum of 7.5% of the Company's outstanding ordinary shares. The charge associated with these shares for the six months ended June 30 2005 was

$1.5 million. The charge is being amortized to income over the vesting periods associated with the share grants. For the quarter ended June 30, 2005, an additional $2.4 million was expensed related to a new employee joining Castlewood Holdings.

     General and administrative expenses were $2.5 million and $5.1 million for the three and six months ended June 30, 2005, respectively, compared to $2.8 million and $5.0 million for the same periods in 2004. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings has recorded a foreign exchange loss of $1.1 million and $2.2 million for the three and six months ended June 30, 2005, respectively, compared to a loss $104,000 and a foreign exchange gain of $1.0 million for the same periods in 2004. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.

     Income taxes of $151,000 and $1.3 million were recorded for the three and six months ended June 30, 2005, respectively, compared to $188,000 and $454,000 for the same periods in 2004. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom and United States subsidiaries record income taxes based on their graduated statutory rates, net of any tax benefits arising from tax loss carryforwards.

     Castlewood Holdings has recorded a minority interest in earnings of $612,000 and $991,000 for the three and six months ended June 30, 2005, respectively, compared to a minority interest in (losses) earnings of $(44,000) and $412,000 for the same periods in 2004. The minority interest amounts represent minority shareholders' 49.9% share of earnings from Hillcot.

  B.H. ACQUISITION

     B.H. Acquisition reported net earnings of $70,000 and net losses of $71,000 for the three and six months ended June 30, 2005, respectively, compared to net losses of $485,000 and $742,000 for the same periods in the prior year.

     The Company had net underwriting losses of $290,000 and $580,000 for each of the three and six months ended June 30, 2005 and 2004, respectively.

     Net investment income was $555,000 and $898,000 for the three and six months ended June 30, 2005, respectively, compared to $55,000 and $513,000 for the same periods in 2004. The principal source of net investment income was interest income earned from cash, cash equivalents and mutual funds. The increase in income is due primarily to an increase in interest rates.

     Amortization of the run-off provision was $333,000 and $666,000 for each of the three and six months ended June 30, 2005 and 2004, respectively. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. This provision is amortized on a straight-line basis over this period.

     General and administrative expenses were $480,000 and $999,000 for the three and six months ended June 30, 2005, respectively, compared to $224,000 and $1.1 million for the same periods in 2004. General and administrative expenses include legal, audit, management and actuarial expenses.

     B.H. Acquisition recorded foreign exchange losses of $48,000 and $56,000 for the three and six months ended June 30, 2005, respectively, compared to foreign exchange losses of $359,000 and $202,000 for the same periods in 2004. Through its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. At June 30, 2005, the Company had cash and cash equivalents of approximately $74.9 million in interest bearing accounts (interest at floating rates) and approximately $4.1 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $790,000 per year. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at June 30, 2005 is approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates. In addition, the Company is also exposed to market risk relating to the marketable securities held as available-for-sale. Management continually monitors market conditions and the performance of the Company's marketable securities as it relates to the Company's investment objectives. The Company recorded the securities at a fair value of approximately $6.5 million at June 30, 2005, with an unrealized gain of $495,000, net of income taxes, as a component of accumulated other comprehensive income.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 2, 2005. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

     (1) To consider and act upon a proposal to elect the following nominees to be directors for three year terms until the 2008 annual meeting of shareholders:

                                                                           VOTES
NOMINEE                                                       VOTES FOR   WITHHELD
-------                                                       ---------   --------
Nimrod T. Frazer............................................  5,041,838   101,396
John J. Oros................................................  5,042,360   100,874

     In addition to Messrs. Frazer and Oros, the continuing directors are T. Whit Armstrong, T. Wayne Davis, J. Christopher Flowers, Gregory L. Curl and Paul
J. Collins. Messrs. Armstrong and Davis' terms expire in the year 2006 while Messrs. Flowers, Curl and Collins' terms expire in the year 2007.

     (2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2005. Votes cast were: 5,109,526 for, 2,721 against and 30,987 abstentions.

ITEM 6.  EXHIBITS

 REFERENCE
   NUMBER                              DESCRIPTION OF EXHIBITS
------------                           -----------------------
     2.1       --    Shareholders Agreement, dated as of July 3, 2000, among B.H.
                     Acquisition Limited, the Company and the other parties
                     thereto (incorporated by reference to Exhibit 2.1 to the
                     Current Report on Form 8-K, dated July 18, 2000).
     2.2       --    Investment Agreement, dated as of July 3, 2000, among B.H.
                     Acquisition Limited, the Company and the other parties
                     thereto (incorporated by reference to Exhibit 2.2 to the
                     Current Report on Form 8-K, dated July 18, 2000).
     2.3       --    Share Sale and Purchase Agreement, dated as of March 31,
                     2000, between PetroFina S.A. and B.H. Acquisition Limited
                     (incorporated by reference to Exhibit 2.3 to the Current
                     Report on Form 8-K, dated July 18, 2000).
     2.4       --    Share Sale and Purchase Agreement, dated as of March 31,
                     2000, between PetroFina S.A., Brittany Holdings Limited and
                     B.H. Acquisition Limited (incorporated by reference to
                     Exhibit 2.4 to the Current Report on Form 8-K, dated July
                     18, 2000).
     2.5       --    Share Purchase and Capital Commitment Agreement, dated as of
                     October 1, 2001, between the Company, Castlewood Holdings,
                     Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
                     Marsh & McLennan Employees' Securities Company, L.P. and the
                     other parties thereto (incorporated by reference to Exhibit
                     2.1 to the Current Report on Form 8-K, dated December 13,
                     2001).
     2.6       --    Amendment No. 1 and Waiver of Certain Closing Conditions to
                     the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to Ex-
                     hibit 2.2 to the Current Report on Form 8-K, dated December
                     13, 2001).
     2.7       --    Agreement Relating to the Sale and Purchase of the Entire
                     Issued Share Capital of Toa-UK, dated as of March 28, 2003, between The Toa Reinsurance Company, Limited, Castlewood
                     Holdings and Shinsei (incorporated by reference to Exhibit
                     2.1 to the Current Report on Form 8-K, dated April 11,
                     2003).
     2.8       --    Purchase and Sale Agreement, dated March 10, 2004, by and
                     among J.C. Flowers I L.P., JCF CFN LLC, JCF CFN II LLC, JCF
                     AIV II LP, JCF AIV III LP, JCF Associates I LLC and FIT CFN
                     Holdings LLC (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated March 23, 2004).

 REFERENCE
   NUMBER                              DESCRIPTION OF EXHIBITS
------------                           -----------------------
     2.9       --    Purchase and Sale Agreement, dated October 29, 2004, by and among Zurich Insurance Company, Harper Holding Sarl and
                     Kenmare Holdings Limited (incorporated by reference to
                     Exhibit 99.2 to the Current Report on Form 8-K, dated
                     November 4, 2004).
     3.1       --    Articles of Incorporation of the Company, as amended on June
                     10, 1998 (incorporated by reference to Exhibit 3.1 to the
                     Quarterly Report on Form 10-Q, dated August 4, 1998).
     3.2       --    Bylaws of the Company, as amended on May 20, 1999
                     (incorporated by reference to Exhibit 3.2 to the Quarterly
                     Report on Form 10-Q, dated August 6, 1999).
     4.1       --    Rights Agreement between the Company and American Stock
                     Transfer & Trust Company, as Rights Agent, dated as of
                     January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
                     dated March 27, 1997).
     4.2       --    Amendment Agreement, dated as of October 20, 1998, to the
                     Rights Agreement, dated as of January 20, 1997, between the
                     Company and American Stock Transfer & Trust Company
                     (incorporated by reference to Exhibit 10.2 to the Current
                     Report on Form 8-K dated October 20, 1998).
    10.1       --    Subscription Agreement, dated as of June 30, 2005, between
                     Affirmative Investment LLC, J.C. Flowers I LP and the
                     Company.
    10.2       --    Limited Liability Company Agreement of Affirmative
                     Investment LLC, dated as of June 30, 2005, between
                     Affirmative Associates LLC, J.C. Flowers I LP and the
                     Company.
    31.1       --    Certification of Chief Executive Officer pursuant to Rule
                     13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
                     Act of 1934 as adopted under Section 302 of the
                     Sarbanes-Oxley Act of 2002.
    31.2       --    Certification of Chief Financial Officer pursuant to Rule
                     13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
                     Act of 1934 as adopted under Section 302 of the
                     Sarbanes-Oxley Act of 2002.
    32.1       --    Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       --    Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.1       --    The Enstar Group, Inc. Private Securities Litigation Reform
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

Date: August 9, 2005