Form 10-Q
period 2005-09-30
ENSTAR GROUP INC
filed 2005-11-09
CIK 55820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [ ]   No [X]

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at November 9, 2005 was 5,517,909.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 59,330        $ 81,675
  Certificates of deposit...................................      14,168           4,058
  Other current assets......................................          37             132
                                                                --------        --------
       Total current assets.................................      73,535          85,865
Partially owned equity affiliates...........................      83,587          72,618
Marketable securities.......................................       4,117              --
Other assets................................................         503             494
                                                                --------        --------
       Total assets.........................................    $161,742        $158,977
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $    398        $    345
  Accounts payable to affiliates............................          --             358
  Income taxes payable......................................         557             639
                                                                --------        --------
       Total current liabilities............................         955           1,342
Deferred income tax liabilities.............................       8,763           7,730
Accrued taxes...............................................       2,325           2,625
Deferred compensation.......................................         803             662
Other liabilities...........................................         453             444
                                                                --------        --------
       Total liabilities....................................      13,299          12,803
                                                                --------        --------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,960,260 shares issued at September 30,
     2005 and December 31, 2004)............................          60              60
  Additional paid-in capital................................     190,008         190,008
  Deferred compensation of partially owned equity
     affiliate..............................................         (61)           (125)
  Accumulated other comprehensive income, net...............         791             391
  Accumulated deficit.......................................     (36,545)        (38,350)
  Treasury stock, at cost (442,351 shares)..................      (5,810)         (5,810)
                                                                --------        --------
       Total shareholders' equity...........................     148,443         146,174
                                                                --------        --------
       Total liabilities and shareholders' equity...........    $161,742        $158,977
                                                                ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------------   -----------------------
                                                  2005         2004         2005         2004
                                               ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Interest income..............................  $      608   $      259   $    1,651   $      637
Other investment income......................         487           --        1,091           --
Earnings (loss) of partially owned equity
  affiliates.................................       1,186         (237)       2,497        4,743
Gain on sale of Green Tree...................          --        6,911           --        6,911
Other income.................................         100          100          301          398
General and administrative expenses..........        (617)        (610)      (2,258)      (2,117)
                                               ----------   ----------   ----------   ----------
Income before income taxes and minority
  interest...................................       1,764        6,423        3,282       10,572
Income taxes.................................        (794)      (2,093)      (1,477)      (3,372)
                                               ----------   ----------   ----------   ----------
Income before minority interest..............         970        4,330        1,805        7,200
Minority interest............................          --       (1,904)          --       (2,973)
                                               ----------   ----------   ----------   ----------
Net income...................................  $      970   $    2,426   $    1,805   $    4,227
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- basic.......................   5,517,909    5,517,909    5,517,909    5,489,737
                                               ==========   ==========   ==========   ==========
Weighted average shares
  outstanding -- assuming dilution...........   5,862,172    5,808,920    5,852,596    5,786,621
                                               ==========   ==========   ==========   ==========
Net income per common share -- basic.........  $     0.18   $     0.44   $     0.33   $     0.77
                                               ==========   ==========   ==========   ==========
Net income per common share -- assuming
  dilution...................................  $     0.17   $     0.42   $     0.31   $     0.73
                                               ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              THREE MONTHS      NINE MONTHS
                                                                 ENDED             ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                             --------------   ---------------
                                                             2005     2004     2005     2004
                                                             -----   ------   ------   ------
                                                                  (DOLLARS IN THOUSANDS)
                                                                       (UNAUDITED)
Net income.................................................  $ 970   $2,426   $1,805   $4,227
Other comprehensive income (loss):
  Unrealized holding gains (losses) on investments, net of
     income tax expense (benefit) of $(21) and $408........    (34)      --      657       --
  Reclassification adjustment for gains included in net
     income, net of income tax expense of $57, $349, $74
     and $199..............................................    (91)    (561)    (119)    (321)
  Unrealized loss on cash flow hedge, net of income tax
     benefit of $41........................................     --       --       --      (66)
  Currency translation adjustment, net of income tax
     (benefit) expense of $(10), $0, $(85) and $15.........    (17)      (1)    (138)      24
                                                             -----   ------   ------   ------
Other comprehensive income (loss)..........................   (142)    (562)     400     (363)
                                                             -----   ------   ------   ------
Comprehensive income.......................................  $ 828   $1,864   $2,205   $3,864
                                                             =====   ======   ======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  1,805     $  4,227
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Earnings of partially owned equity affiliates..........     (2,497)      (4,743)
     Dividends and distributions received from partially
      owned equity affiliates...............................         --       10,216
     Minority interest in earnings of JCF CFN...............         --        2,973
     Gain on sale of marketable securities..................     (1,060)          --
     Gain on sale of Green Tree.............................         --       (6,911)
     Noncash compensation expense...........................         --           33
     Deferred income taxes..................................        484          756
     Tax benefit from exercise of stock options and issuance
      of shares from deferred compensation plan.............         --          606
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................       (397)       1,231
     Other, net.............................................        162          260
                                                               --------     --------
       Net cash (used in) provided by operating
        activities..........................................     (1,503)       8,648
                                                               --------     --------
Cash flows from investing activities:
  Purchase of marketable securities.........................     (9,460)          --
  Proceeds from sale of marketable securities...............      7,060           --
  Proceeds from sale of Green Tree..........................         --       32,831
  Capital contributions to Affirmative Investment...........     (8,406)          --
  Purchases of certificates of deposit......................    (14,084)      (4,072)
  Maturities of certificates of deposit.....................      4,048        4,072
                                                               --------     --------
       Net cash (used in) provided by investing
        activities..........................................    (20,842)      32,831
                                                               --------     --------
Cash flows from financing activities:
  Distributions to minority interest........................         --      (16,120)
  Proceeds from exercise of stock options...................         --          555
                                                               --------     --------
       Net cash used in financing activities................         --      (15,565)
                                                               --------     --------
Increase (decrease) in cash and cash equivalents............    (22,345)      25,914
Cash and cash equivalents at the beginning of the period....     81,675       55,767
                                                               --------     --------
Cash and cash equivalents at the end of the period..........   $ 59,330     $ 81,681
                                                               ========     ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $  1,079     $    670
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

     The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company's financial condition, results of operations and cash flows for the interim period. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 2005 under the Securities Exchange Act of 1934, as amended.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest in its financial statements for Castlewood Holdings' 40% interest. The JCF CFN Entities have been inactive since July 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The components of accumulated other comprehensive income are as follows:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2005              2004
                                                              ----------------   ---------------
Currency translation adjustment, net of income tax expense
  of $157 and $243..........................................        $253              $391
Unrealized holding gains, net of income tax expense of
  $334......................................................         538                --
                                                                    ----              ----
Total accumulated other comprehensive income................        $791              $391
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

     (h) Stock-Based Compensation -- For the three and nine months ended September 30, 2005 and 2004, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      --------------   ---------------
                                                      2005     2004     2005     2004
                                                      -----   ------   ------   ------
                                                           (DOLLARS IN THOUSANDS,
                                                           EXCEPT PER SHARE DATA)
                                                                (UNAUDITED)
Net income, as reported.............................  $ 970   $2,426   $1,805   $4,227
Add: Stock-based employee compensation expense
  included in reported net income, net of income
  taxes.............................................     29       --       87       20
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of income taxes...............    (92)    (102)    (270)    (337)
                                                      -----   ------   ------   ------
Pro forma net income................................  $ 907   $2,324   $1,622   $3,910
                                                      =====   ======   ======   ======
Income per common share:
  Basic -- as reported..............................  $0.18   $ 0.44   $ 0.33   $ 0.77
                                                      =====   ======   ======   ======
  Basic -- pro forma................................  $0.16   $ 0.42   $ 0.29   $ 0.71
                                                      =====   ======   ======   ======
  Assuming dilution -- as reported..................  $0.17   $ 0.42   $ 0.31   $ 0.73
                                                      =====   ======   ======   ======
  Assuming dilution -- pro forma....................  $0.15   $ 0.40   $ 0.28   $ 0.68
                                                      =====   ======   ======   ======

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 3:  MARKETABLE SECURITIES

     In June 2005, the Company purchased certain shares of common stock in a publicly-traded U.S. corporation for approximately $9.5 million. The Company sold a portion of these securities for total proceeds of approximately $7.1 million, resulting in a realized gain of approximately $1.1 million. The remaining securities are classified as available-for-sale and are reported at a fair value of approximately $4.1 million at September 30, 2005, with an unrealized gain of $406,000 (net of income taxes) reported as a component of accumulated other comprehensive income.

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

     As a result of this transaction, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At September 30, 2005, the Company's beneficial ownership in B.H. Acquisition was 47.68%. The Company's combined voting interest in B.H. Acquisition is limited to 50%.

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

     In August 2004, Castlewood Holdings awarded a grant of 744 shares of its Class D stock to certain of its employees under a stock-based compensation plan. The plan allows total awards up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. Of the shares awarded, 391 shares had vested as of September 30, 2005. The remaining shares granted under the award will vest over various periods through April 2009. As a result of the award in August 2004 and subsequent vesting of additional shares, the Company's original economic interest in Castlewood Holdings of 33 1/3% has been diluted by 0.70% to 32.63% as of September 30, 2005. As shares issued under the August 2004 award vest and as additional shares are awarded in the future, the Company's economic interest could decrease to a minimum of 30.83%. The Company's voting interest will remain at 50%.

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

  AFFIRMATIVE INVESTMENT LLC

     In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC ("Affirmative Investment"), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. At June 30, 2005 the Company accrued its initial capital contribution of approximately $2.6 million, which was paid on July 1, 2005. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At September 30, 2005, the Company's total investment in Affirmative Investment was approximately $8.3 million. The Company's ownership in Affirmative Investment is accounted for using the equity method of accounting.

     Also in June 2005, Affirmative Investment acquired 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. ("Affirmative Insurance"), through open market purchases. In August, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC ("NAL"), a newly formed Delaware limited liability company, for approximately $40.7 million in cash and the 1,183,000 shares of Affirmative Insurance. The remaining 50% of the membership interests of NAL were acquired by Delaware Street Capital Master Fund, LP or its affiliates ("DSC") for approximately $37.5 million in cash and 1,459,699 shares of Affirmative Insurance common stock. In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. ("VIG") and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, "Vesta"), acquired from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share. Upon the closing of the transaction with

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

Vesta and the transfer of the shares of Affirmative Insurance from Affirmative Investment and DSC, NAL's ownership percentage in Affirmative Insurance was approximately 52.9%.

  SUMMARIZED FINANCIAL INFORMATION

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, respectively. Summarized financial information for Affirmative Investment is presented as of September 30, 2005 (Affirmative Investment was formed in June 2005) and for the three months ended September 30, 2005 (Affirmative Investment had no income or expense items for the period ended June 30, 2005). Summarized financial information for Green Tree for 2004 is presented for the period from January 1 to July 15 (the Company's interest in Green Tree was sold in July 2004). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their respective audited financial statements as of December 31, 2004 and their unaudited quarterly financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004. The summarized financial information presented below for Affirmative Investment and Green Tree is derived from their respective unaudited quarterly financial statements.

                                                               SEPTEMBER 30, 2005
                                                     --------------------------------------
                                                        B.H.       CASTLEWOOD   AFFIRMATIVE
                                                     ACQUISITION    HOLDINGS    INVESTMENT
                                                     -----------   ----------   -----------
                                                             (DOLLARS IN THOUSANDS)
Total assets.......................................   $106,372     $1,330,280     $58,761
Total liabilities..................................     67,638      1,111,797         125
Minority interest..................................                    32,274
Total equity.......................................     38,734        186,209      58,636

                                                                 DECEMBER 31, 2004
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Total assets................................................   $110,414     $1,347,853
Total liabilities...........................................     71,748      1,139,123
Minority interest...........................................                    31,392
Total equity................................................     38,666        177,338

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                      --------------------------------------
                                                         B.H.       CASTLEWOOD   AFFIRMATIVE
                                                      ACQUISITION    HOLDINGS    INVESTMENT
                                                      -----------   ----------   -----------
                                                              (DOLLARS IN THOUSANDS)
Revenue.............................................                  $5,180
Underwriting income (loss)..........................     $(290)        1,043
Operating income....................................                                $ 603
Net income (loss)...................................       139         3,833         (786)

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                      --------------------------------------
                                                         B.H.       CASTLEWOOD   AFFIRMATIVE
                                                      ACQUISITION    HOLDINGS    INVESTMENT
                                                      -----------   ----------   -----------
                                                              (DOLLARS IN THOUSANDS)
Revenue.............................................                 $13,525
Underwriting income (loss)..........................     $(870)        6,466
Operating income....................................                                $ 603
Net income (loss)...................................        68         7,914         (786)

                                                                 THREE MONTHS ENDED
                                                                 SEPTEMBER 30, 2004
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Revenue.....................................................                  $4,809
Underwriting income (loss)..................................     $(290)        1,879
Net income (loss)...........................................      (151)        1,537

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                      -------------------------------------
                                                         B.H.       CASTLEWOOD
                                                      ACQUISITION    HOLDINGS    GREEN TREE
                                                      -----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Revenue.............................................                 $15,477      $262,327
Underwriting income (loss)..........................     $(871)        6,052
Operating income....................................                               123,842
Net income (loss)...................................      (893)        6,832        99,114

     The Company's consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $28.6 million and approximately $26.1 million at September 30, 2005 and December 31, 2004, respectively.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease provides renewal options for three periods of one year each. The Company has orally agreed to a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. The Company incurred rent expense in the amount of $10,050 and $30,150 for the three and nine months ended September 30, 2005 and $9,300 and $27,900 for the same periods in 2004. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

     In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment. As of September 30, 2005, the Company has funded capital contributions of approximately $8.4 million to Affirmative Investment. (Note 4)

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 6:  INCOME TAXES

     Income tax expense was $794,000 and approximately $1.5 million for the three and nine months ended September 30, 2005, respectively, compared to approximately $2.1 million and approximately $3.4 million for the same periods in 2004. The Company's effective tax rates for 2005 and 2004 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

     The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries at September 30, 2005 and December 31, 2004.

     The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. Accruals of $2.3 million and $2.6 million for tax contingencies are reflected in accrued taxes in the consolidated balance sheets at September 30, 2005 and December 31, 2004, respectively.

     In the second quarter of 2004 additional paid-in capital increased by $606,000 as a result of an income tax benefit. This income tax benefit resulted from tax deductions triggered by the exercise of stock options and the issuance of shares of common stock from the Deferred Compensation and Stock Plan for Non-Employee Directors.

NOTE 7:  SEGMENT INFORMATION

     The Company separately evaluates the performance of B.H. Acquisition, Castlewood Holdings and Affirmative Investment based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities' results of operations. The Company accrued its initial investment in Affirmative Investment in June 2005. Prior to the sale of the Company's interest in Green Tree in July 2004, the Company also separately evaluated the performance of the JCF CFN Entities. The Company also reviews separate financial results for Enstar's corporate activity.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, respectively, is as follows:

                                                       SEPTEMBER 30, 2005
                                  -------------------------------------------------------------
                                                 B.H.       CASTLEWOOD   AFFIRMATIVE
                                  CORPORATE   ACQUISITION    HOLDINGS    INVESTMENT     TOTAL
                                  ---------   -----------   ----------   -----------   --------
                                                     (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity
     affiliates.................                $12,869      $62,421       $8,297      $ 83,587
  Corporate assets..............   $78,155                                               78,155
                                   -------      -------      -------       ------      --------
     Total......................   $78,155      $12,869      $62,421       $8,297      $161,742
                                   =======      =======      =======       ======      ========

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
                                             =======      =======      =======     ========

                                               THREE MONTHS ENDED SEPTEMBER 30, 2005
                                    -----------------------------------------------------------
                                                   B.H.       CASTLEWOOD   AFFIRMATIVE
                                    CORPORATE   ACQUISITION    HOLDINGS    INVESTMENT    TOTAL
                                    ---------   -----------   ----------   -----------   ------
                                                      (DOLLARS IN THOUSANDS)
Net underwriting income (loss)....                 $(290)      $ 1,043
Revenue...........................                               5,180
Net investment income (loss)......    $ 487          680         7,866       $(1,390)
Interest income...................      608                                        1
Share of net income of
  partly-owned companies..........                                  63           603
General and administrative
  expenses........................     (617)        (601)       (9,372)
Amortization of run-off
  provision.......................                   334
Other income......................      100
Foreign exchange gain (loss)......                    16          (223)
                                      -----        -----       -------       -------
Income (loss) before income
  taxes...........................      578          139         4,557          (786)
Income taxes......................     (794)                      (285)
Minority interest.................                                (439)
                                      -----        -----       -------       -------
Net income (loss).................    $(216)       $ 139       $ 3,833       $  (786)
                                      =====
Company's economic ownership %....                    33%        32.63%           14%
                                                   -----       -------       -------
Earnings (loss) of partially owned
  equity affiliates...............                 $  46       $ 1,250       $  (110)    $1,186
                                                   =====       =======       =======     ======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                NINE MONTHS ENDED SEPTEMBER 30, 2005
                                     -----------------------------------------------------------
                                                    B.H.       CASTLEWOOD   AFFIRMATIVE
                                     CORPORATE   ACQUISITION    HOLDINGS    INVESTMENT    TOTAL
                                     ---------   -----------   ----------   -----------   ------
                                                       (DOLLARS IN THOUSANDS)
Net underwriting income (loss).....                $  (870)     $  6,466
Revenue............................                               13,525
Net investment income (loss).......   $ 1,091        1,578        21,149      $(1,390)
Interest income....................     1,651                                       1
Share of net income of partly-owned
  companies........................                                  142          603
General and administrative
  expenses.........................    (2,258)      (1,600)      (27,908)
Amortization of run-off
  provision........................                  1,000
Other income.......................       301
Foreign exchange loss..............                    (40)       (2,418)
                                      -------      -------      --------      -------
Income (loss) before income
  taxes............................       785           68        10,956         (786)
Income taxes.......................    (1,477)                    (1,612)
Minority interest..................                               (1,430)
                                      -------      -------      --------      -------
Net income (loss)..................   $  (692)     $    68      $  7,914      $  (786)
                                      =======
Company's economic ownership %.....                     33%        32.65%          14%
                                                   -------      --------      -------
Earnings (loss) of partially owned
  equity affiliates................                $    23      $  2,584      $  (110)    $2,497
                                                   =======      ========      =======     ======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     The Company's economic ownership percentage in Castlewood Holdings decreased from 32.89 to 32.63% during the second quarter of 2005. The Company's economic ownership percentage used in the table above for the nine months ended September 30, 2005 represents a weighted average for the period. (Note 4)

                                             THREE MONTHS ENDED SEPTEMBER 30, 2004
                                     ------------------------------------------------------
                                                    B.H.       CASTLEWOOD
                                     CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                     ---------   -----------   ----------   -------   -----
                                                     (DOLLARS IN THOUSANDS)
Net underwriting income (loss).....                 $(290)       $1,879
Revenue............................                               4,809
Net investment income..............                   519         3,208
Interest income....................   $   259
Share of net income of partly-owned
  companies........................                               1,807      $260
General and administrative
  expenses.........................      (610)       (718)       (9,673)
Amortization of run-off
  provision........................                   333
Gain on sale of Green Tree.........     6,911
Other income.......................       100
Foreign exchange gain..............                     5           282
                                      -------       -----        ------      ----
Income (loss) before income
  taxes............................     6,660        (151)        2,312       260
Income taxes.......................    (2,093)                     (291)
Minority interest..................    (1,904)                     (484)
                                      -------       -----        ------      ----
Net income (loss)..................   $ 2,663       $(151)       $1,537      $260
                                      =======
Company's economic ownership %.....                    33%        32.89%
                                                    -----        ------      ----
                                                                    505
Company's portion of earnings from
  JCF CFN..........................                                (952)
                                                                 ------
Earnings (losses) of partially
  owned equity affiliates..........                 $ (50)       $ (447)     $260     $(237)
                                                    =====        ======      ====     =====

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                             NINE MONTHS ENDED SEPTEMBER 30, 2004
                                    -------------------------------------------------------
                                                   B.H.       CASTLEWOOD
                                    CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                    ---------   -----------   ----------   -------   ------
                                                    (DOLLARS IN THOUSANDS)
Net underwriting income (loss)....                $  (871)     $  6,052
Revenue...........................                               15,477
Net investment income.............                  1,032         5,895
Interest income...................   $   637
Share of net income of
  partly-owned companies..........                                2,833    $4,255
General and administrative
  expenses........................    (2,117)      (1,857)      (23,039)
Amortization of run-off
  provision.......................                  1,000
Gain on sale of Green Tree........     6,911
Other income......................       398
Foreign exchange gain (loss)......                   (197)        1,255
                                     -------      -------      --------    ------
Income (loss) before income
  taxes...........................     5,829         (893)        8,473     4,255
Income taxes......................    (3,372)                      (745)
Minority interest.................    (2,973)                      (896)
                                     -------      -------      --------    ------
Net income (loss).................   $  (516)     $  (893)     $  6,832    $4,255
                                     =======
Company's economic ownership %....                     33%        33.23%
                                                  -------      --------    ------
                                                                  2,270
Company's portion of earnings from
  JCF CFN.........................                               (1,487)
                                                               --------
Earnings (losses) of partially
  owned equity affiliates.........                $  (295)     $    783    $4,255    $4,743
                                                  =======      ========    ======    ======

     A minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities is reported in the Corporate column.

     The Company's economic ownership percentage in Castlewood Holdings decreased from 33 1/3% to 32.89% during the three months ended September 30, 2004. The Company's economic ownership percentage used in the table for the nine months ended September 30, 2004 represents a weighted average for the period.

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

     As of September 30, 2005, a total of 470,000 options have been issued or reserved for issuance under the Incentive Plan.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 9:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for the three and nine months ended September 30, 2005 and 2004. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans.

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                       -----------------------   -----------------------
                                          2005         2004         2005         2004
                                       ----------   ----------   ----------   ----------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          (UNAUDITED)
Net income...........................  $      970   $    2,426   $    1,805   $    4,227
                                       ==========   ==========   ==========   ==========
Net income per common
  share -- basic.....................  $     0.18   $     0.44   $     0.33   $     0.77
                                       ==========   ==========   ==========   ==========
Net income per common share --
  assuming dilution..................  $     0.17   $     0.42   $     0.31   $     0.73
                                       ==========   ==========   ==========   ==========
Weighted average shares outstanding--
  basic..............................   5,517,909    5,517,909    5,517,909    5,489,737
Common share equivalents.............     344,263      291,011      334,687      296,884
                                       ----------   ----------   ----------   ----------
Weighted average shares outstanding--
  assuming dilution..................   5,862,172    5,808,920    5,852,596    5,786,621
                                       ==========   ==========   ==========   ==========

     There were no antidilutive common stock equivalents for the three and nine months ended September 30, 2005 and 2004.

NOTE 10:  SUBSEQUENT EVENTS

     In November 2005, the Company sold a portion of its marketable securities for total proceeds of $600,000. The Company realized a pre-tax gain of $100,000 on the sale.

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

     We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries ("Enstar") as of September 30, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of Enstar's management.

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

Atlanta, Georgia
November 9, 2005

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

     Income Tax Valuation Reserve -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at September 30, 2005, is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     Net cash used in operating activities was approximately $1.5 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of approximately $8.6 million for the same period in 2004. This substantial decrease was primarily due to the receipt of distributions from Castlewood Holdings and Green Tree of approximately $3.0 million and $7.2 million, respectively, in 2004. There were no distributions from partially owned equity affiliates during the nine months ended September 30, 2005.

     Net cash used in investing activities was approximately $20.8 million for the nine months ended September 30, 2005 compared to net cash provided by investing activities of approximately $32.8 million for the same period in 2004. The Company purchased marketable securities for approximately $9.5 million during the second quarter of 2005 and received proceeds of approximately $7.1 million from the sale of a portion of these securities during the second and third quarters of 2005. The Company made capital contributions to Affirmative Investment of approximately $8.4 million during the third quarter of 2005. In addition, the Company made purchases of certificates of deposit of approximately $10.0 million in excess of maturities during the nine months ended September 30, 2005. Investing activities in 2004 included the receipt of approximately of $32.8 million in proceeds from the sale of Green Tree in July. Investing activities during the nine months ended September 30, 2004 also included purchases and maturities of certificates of deposit, which netted to zero.

     There were no financing activities for the nine months ended September 30, 2005. Net cash used in financing activities was approximately $15.6 million for the nine months ended September 30, 2004. Approximately $16.1 million was distributed to Castlewood Holdings as the minority interest portion of the distributions and sales proceeds received from Green Tree in 2004. This amount was partially offset by the receipt of $555,000 by the Company in 2004 from the exercise of certain stock options by a former non-employee director of the Company.

     The Company's assets, aggregating approximately $161.7 million at September 30, 2005, include approximately $59.3 million in cash and cash equivalents, approximately $14.2 million in short-term certificates of deposit and approximately $4.1 million in marketable securities. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. The Company has orally agreed to a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. The Company incurred rent expense in the amount of $10,050 and $30,150 for the three and nine months ended September 30, 2005 and $9,300 and $27,900 for the same periods in 2004. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder.

  AFFIRMATIVE INVESTMENT LLC

     In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC ("Affirmative Investment"), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative

Investment, are controlled by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. At June 30, 2005 the Company accrued its initial capital contribution of approximately $2.6 million, which was paid on July 1, 2005. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At September 30, 2005, the Company's total investment in Affirmative Investment was approximately $8.3 million. The Company's ownership in Affirmative Investment is accounted for using the equity method of accounting.

     Also in June 2005, Affirmative Investment acquired 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. ("Affirmative Insurance"), through open market purchases. In August, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC ("NAL"), a newly formed Delaware limited liability company, for approximately $40.7 million in cash and the 1,183,000 shares of Affirmative Insurance. The remaining 50% of the membership interests of NAL were acquired by Delaware Street Capital Master Fund, LP or its affiliates ("DSC") for approximately $37.5 million in cash and 1,459,699 shares of Affirmative Insurance common stock. In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. ("VIG") and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, "Vesta"), acquired from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share. Upon the closing of the transaction with Vesta and the transfer of the shares of Affirmative Insurance from Affirmative Investment and DSC, NAL's ownership percentage in Affirmative Insurance was approximately 52.9%.

RECENT DEVELOPMENTS

     In November 2005, the Company sold a portion of its marketable securities for total proceeds of $600,000. The Company realized a pre-tax gain of $100,000 on the sale.

RESULTS OF OPERATIONS

     The Company reported net income of $970,000 and approximately $1.8 million for the three and nine months ended September 30, 2005, respectively, compared to net income of approximately $2.4 million and approximately $4.2 million for the same periods in the prior year. The changes in net income for the three months ended September 30, 2005 compared to the same period in 2004 were primarily attributable to an increase in interest income, an increase in other investment income and an increase in earnings from the Company's partially owned equity affiliates offset by the gain on the sale of Green Tree in July 2004. The changes in net income for the nine months ended September 30, 2005 compared to the same period in 2004 were primarily attributable to the same reasons with the exception of a decrease in earnings from the Company's partially owned equity affiliates from 2004 to 2005.

     Interest income was $608,000 and approximately $1.7 million for the three and nine months periods ended September 30, 2005, respectively, compared to $259,000 and $637,000 for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased as a result of an increase in cash resulting from the sale of the Company's interest in Green Tree in July 2004. In addition, interest rates earned on the Company's cash, cash equivalents and certificates of deposit have more than doubled during the nine months ended September 30, 2005 compared to the same period in 2004.

     Other investment income of $487,000 and approximately $1.1 million for the three and nine month periods ended September 30, 2005, respectively, resulted primarily from gains on the sale of certain marketable securities in the second and third quarters.

     Earnings of partially owned equity affiliates were approximately $1.2 million and approximately $2.5 million for the three and nine month periods ended September 30, 2005, respectively, compared to equity in losses of $237,000 and equity in earnings of approximately $4.7 million for the same periods in the prior year. The Company recorded equity in earnings of $46,000 and $23,000 from B.H. Acquisition for the three and nine month periods ended September 30, 2005, respectively, compared to equity in losses of $50,000 and $295,000 for the same periods in 2004. The Company recorded equity in earnings of approximately $1.3 million and approximately $2.6 million from Castlewood Holdings for the three and nine months ended

September 30, 2005, respectively, compared to equity in losses of $447,000 and equity in earnings of $783,000 for the same periods in 2004. The Company reported equity in earnings of $260,000 and approximately $4.3 million from Green Tree for the period from July 1 to July 15, 2004 and for the period from January 1 to July 15, 2004, respectively. The Company sold its entire interest in Green Tree in July 2004, resulting in a gain of approximately $6.9 million. The Company's reported income was reduced by approximately $1.9 million and approximately $3.0 million to reflect Castlewood Holdings' minority interest in Green Tree for the three and nine months ended September 30, 2004, respectively. The Company reported equity in losses of $110,000 from Affirmative Investment for the three months ended September 30, 2005, the first quarter in which Affirmative Investment reported any results from operations. For further discussion of the reasons underlying the changes in earnings (losses) from B.H. Acquisition and Castlewood Holdings, see "-- Results of Operations -- Partially Owned Equity Affiliates".

     Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company's partially owned equity affiliates.

     General and administrative expenses were $617,000 and approximately $2.3 million for the three and nine month periods ended September 30, 2005, respectively, compared to $610,000 and approximately $2.1 million for the same periods in 2004. Of these amounts, $290,000 and $922,000 related to employee expenses for the three and nine month periods ended September 30, 2005, respectively, compared to $315,000 and $908,000 for the same periods in 2004. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were $160,000 and $850,000 for the three and nine months ended September 30, 2005, respectively, compared to $153,000 and $727,000 for the same periods in 2004.

     Income tax expense was $794,000 and approximately $1.5 million for the three and nine months ended September 30, 2005, respectively, compared to approximately $2.1 million and approximately $3.4 million for the same periods in 2004. The Company's effective tax rates for 2005 and 2004 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

RESULTS OF OPERATIONS -- PARTIALLY OWNED EQUITY AFFILIATES

     Since a substantial portion of the Company's results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies' results of operations:

  CASTLEWOOD HOLDINGS

     Castlewood Holdings reported consolidated net earnings of $3.8 million and $7.9 million for the three and nine months ended September 30, 2005, respectively, compared to net earnings of $1.5 million and $6.8 million for the same periods in 2004. The increase in earnings of $1.1 million for the nine months ended September 30, 2005 was due to a combination of increased investment income offset by higher salary costs and an increased foreign exchange loss.

     Underwriting income was $1.0 million and $6.5 million for the three and nine months ended September 30, 2005, respectively, compared to $1.9 million and $6.1 million for the same period in 2004. The increase for the nine months ended September 2005 over 2004 is due primarily to the inclusion of Harper Insurance Limited ("Harper") results for the current year. (Harper was acquired in October
2004).

     Castlewood Holdings earned consulting fees of $5.2 million and $13.5 million for the three and nine months ended September 30, 2005, respectively, compared to $4.8 million and $15.5 million for the same periods in 2004. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success based fee arrangements. Included in these amounts were $313,000 and $938,000 in consulting fees charged to B.H. Acquisition, a partly-owned company, for each of the three and nine months ended September 30, 2005 and 2004, respectively.

     Castlewood Holdings' share of equity in earnings from its partly-owned companies was $63,000 and $142,000 for the three and nine months ended September 30, 2005, respectively, and $1.8 million and $2.8 million for the same periods in 2004. For 2005 the amounts represent Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition and Cassandra Equity (Cayman) LP ("Cassandra"). For 2004 it represented Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition plus that of the JCF CFN Entities. In March 2005, Cassandra's underlying assets were sold for approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

     Net investment income, excluding unrealized gains and losses, was $7.9 million and $21.1 million for the three and nine months ended September 30, 2005, respectively, compared to $3.2 million and $5.9 million for the same periods in 2004. Investment income includes interest income earned from cash, cash equivalents and debt securities. The increase in income for the nine months ended September 30, 2005 compared to the same period in 2004 is primarily attributable to the acquisition of Harper's invested assets along with an increase in interest rates.

     Salaries and benefits were $6.1 million and $18.5 million for the three and nine months ended September 30, 2005, respectively, compared to $6.4 million and $14.8 million for the same periods in 2004. Castlewood Holdings is a service based company and, as such, employee salaries and benefits are its largest cost. Additionally, Castlewood Holdings has a discretionary bonus plan included as a part of its employee compensation. In the third quarter of 2004, the Company implemented an employee share plan whereby the Company has the ability to grant shares to employees up to a maximum of 7.5% of the Company's outstanding ordinary shares. The charge associated with these shares for the nine months ended September 30, 2005 was $2.7 million. The charge is being amortized to income over the vesting periods associated with the share grants.

     General and administrative expenses were $3.2 million and $9.4 million for the three and nine months ended September 30, 2005, respectively, compared to $3.3 million and $8.2 million for the same periods in 2004. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Castlewood Holdings has recorded a foreign exchange loss of $223,000 and $2.4 million for the three and nine months ended September 30, 2005, respectively, compared to a foreign exchange gain of $282,000 and $1.3 million for the same periods in 2004. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.

     Income taxes of $285,000 and $1.6 million were recorded for the three and nine months ended September 30, 2005, respectively, compared to $291,000 and $745,000 for the same periods in 2004. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom and United States subsidiaries record income taxes based on their graduated statutory rates, net of any tax benefits arising from tax loss carryforwards.

     Castlewood Holdings has recorded a minority interest in earnings of $439,000 and $1.4 million for the three and nine months ended September 30, 2005, respectively, compared to $484,000 and $896,000 for the same periods in 2004. The minority interest amounts represent minority shareholders' 49.9% share of earnings from Hillcot.

  B.H. ACQUISITION

     B.H. Acquisition reported net earnings of $139,000 and $68,000 for the three and nine months ended September 30, 2005, respectively, compared to net losses of $151,000 and $893,000 for the same periods in the prior year.

     The Company had net underwriting losses of $290,000 and $870,000 for each of the three and nine months ended September 30, 2005 and 2004, respectively.

     Net investment income was $680,000 and $1.6 million for the three and nine months ended September 30, 2005, respectively, compared to $519,000 and $1.0 million for the same periods in 2004. The principal source of net investment income was interest income earned from cash, cash equivalents and mutual funds. The increase in income is due primarily to an increase in interest rates.

     Amortization of the run-off provision was $334,000 and $1.0 million for each of the three and nine months ended September 30, 2005 and 2004, respectively. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. This provision is amortized on a straight-line basis over this period.

     General and administrative expenses were $601,000 and $1.6 million for the three and nine months ended September 30, 2005, respectively, compared to $718,000 and $1.9 million for the same periods in 2004. General and administrative expenses include legal, audit, management and actuarial expenses.

     B.H. Acquisition recorded a foreign exchange gain of $16,000 and a foreign exchange loss of $40,000 for the three and nine months ended September 30, 2005, respectively, compared to a foreign exchange gain of $5,000 and a foreign exchange loss of $197,000 for the same periods in 2004. Through its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. At September 30, 2005, the Company had cash and cash equivalents of approximately $59.3 million in interest bearing accounts (interest at floating rates) and approximately $14.2 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $735,000 per year. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at September 30, 2005 is approximately six months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates. In addition, the Company is also exposed to market risk relating to the marketable securities held as available-for-sale. Management continually monitors market conditions and the performance of the Company's marketable securities as it relates to the Company's investment objectives. The Company recorded the securities at a fair value of approximately $4.1 million at September 30, 2005, with an unrealized gain of $406,000, net of income taxes, as a component of accumulated other comprehensive income.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS

 REFERENCE
   NUMBER                              DESCRIPTION OF EXHIBITS
------------                           -----------------------
     2.1       --    Shareholders Agreement, dated as of July 3, 2000, among B.H.
                     Acquisition Limited, the Company and the other parties
                     thereto (incorporated by reference to Exhibit 2.1 to the
                     Current Report on Form 8-K, dated July 18, 2000).
     2.2       --    Investment Agreement, dated as of July 3, 2000, among B.H.
                     Acquisition Limited, the Company and the other parties
                     thereto (incorporated by reference to Exhibit 2.2 to the
                     Current Report on Form 8-K, dated July 18, 2000).
     2.3       --    Share Sale and Purchase Agreement, dated as of March 31,
                     2000, between PetroFina S.A. and B.H. Acquisition Limited
                     (incorporated by reference to Exhibit 2.3 to the Current
                     Report on Form 8-K, dated July 18, 2000).
     2.4       --    Share Sale and Purchase Agreement, dated as of March 31,
                     2000, between PetroFina S.A., Brittany Holdings Limited and
                     B.H. Acquisition Limited (incorporated by reference to
                     Exhibit 2.4 to the Current Report on Form 8-K, dated July
                     18, 2000).
     2.5       --    Share Purchase and Capital Commitment Agreement, dated as of
                     October 1, 2001, between the Company, Castlewood Holdings,
                     Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
                     Marsh & McLennan Employees' Securities Company, L.P. and the
                     other parties thereto (incorporated by reference to Exhibit
                     2.1 to the Current Report on Form 8-K, dated December 13,
                     2001).
     2.6       --    Amendment No. 1 and Waiver of Certain Closing Conditions to
                     the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to Ex-
                     hibit 2.2 to the Current Report on Form 8-K, dated December
                     13, 2001).
     2.7       --    Agreement Relating to the Sale and Purchase of the Entire
                     Issued Share Capital of Toa-UK, dated as of March 28, 2003, between The Toa Reinsurance Company, Limited, Castlewood
                     Holdings and Shinsei (incorporated by reference to Exhibit
                     2.1 to the Current Report on Form 8-K, dated April 11,
                     2003).
     2.8       --    Purchase and Sale Agreement, dated March 10, 2004, by and
                     among J.C. Flowers I L.P., JCF CFN LLC, JCF CFN II LLC, JCF
                     AIV II LP, JCF AIV III LP, JCF Associates I LLC and FIT CFN
                     Holdings LLC (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated March 23, 2004).
     2.9       --    Purchase and Sale Agreement, dated October 29, 2004, by and among Zurich Insurance Company, Harper Holding Sarl and
                     Kenmare Holdings Limited (incorporated by reference to
                     Exhibit 99.2 to the Current Report on Form 8-K, dated
                     November 4, 2004).
     3.1       --    Articles of Incorporation of the Company, as amended on June
                     10, 1998 (incorporated by reference to Exhibit 3.1 to the
                     Quarterly Report on Form 10-Q, dated August 4, 1998).
     3.2       --    Bylaws of the Company, as amended on May 20, 1999
                     (incorporated by reference to Exhibit 3.2 to the Quarterly
                     Report on Form 10-Q, dated August 6, 1999).
     4.1       --    Rights Agreement between the Company and American Stock
                     Transfer & Trust Company, as Rights Agent, dated as of
                     January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
                     dated March 27, 1997).
     4.2       --    Amendment Agreement, dated as of October 20, 1998, to the
                     Rights Agreement, dated as of January 20, 1997, between the
                     Company and American Stock Transfer & Trust Company
                     (incorporated by reference to Exhibit 10.2 to the Current
                     Report on Form 8-K dated October 20, 1998).
    31.1       --    Certification of Chief Executive Officer pursuant to Rule
                     13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
                     Act of 1934 as adopted under Section 302 of the
                     Sarbanes-Oxley Act of 2002.

 REFERENCE
   NUMBER                              DESCRIPTION OF EXHIBITS
------------                           -----------------------
    31.2       --    Certification of Chief Financial Officer pursuant to Rule
                     13a -- 14(a) or Rule 15d -- 14(a) of the Securities Exchange
                     Act of 1934 as adopted under Section 302 of the
                     Sarbanes-Oxley Act of 2002.
    32.1       --    Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       --    Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.1       --    The Enstar Group, Inc. Private Securities Litigation Reform
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

Date: November 9, 2005