Form 10-K
period 2005-12-31
ENSTAR GROUP INC
filed 2006-03-16
CIK 55820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]     Accelerated Filer [X]     Non-Accelerated Filer
                                      [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2005, was $252,279,716 (based on the closing price on such date of the Registrant's Common Stock on The Nasdaq National Market).

     The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding at March 16, 2006 was 5,517,909.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated herein by reference in Part II and Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                  PART I
1.     Business....................................................      1
1A.    Risk Factors................................................      6
1B.    Unresolved Staff Comments...................................     10
2.     Properties..................................................     10
3.     Legal Proceedings...........................................     11
4.     Submission of Matters to a Vote of Security Holders.........     11



                                 PART II
5.     Market for Registrant's Common Equity, Related Stockholder
       Matters and Issuer Purchases of Equity Securities...........     12
6.     Selected Financial Data.....................................     13
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     15
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................     27
8.     Financial Statements and Supplementary Data.................     27
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................     56
9A.    Controls and Procedures.....................................     56
9B.    Other Information...........................................     56



                                 PART III
10.    Directors and Executive Officers of the Registrant..........     56
11.    Executive Compensation......................................     56
12.    Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters..................     57
13.    Certain Relationships and Related Transactions..............     57
14.    Principal Accountant Fees and Services......................     57



                                 PART IV
15.    Exhibits and Financial Statement Schedules..................     57

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH IN ITEM 1A. "RISK FACTORS." THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Enstar Group, Inc. and Subsidiaries, (the "Company") is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet its acquisition criteria. See "-- Strategy for Business Acquisitions."

     Through the operations of its partially owned equity affiliates, Castlewood Holdings Limited ("Castlewood Holdings") and B.H. Acquisition Limited ("B.H. Acquisition"), and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off (insurance and reinsurance companies that have ceased the underwriting of new policies). The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts.

     For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry, see Item 1A. "Risk Factors." For business segment information, see Note 11 of the Notes to Consolidated Financial Statements.

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

  CASTLEWOOD HOLDINGS

     In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the "Castlewood Principals"), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry (the "Castlewood Holdings Transaction"). The Company owns 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each own 25% of Castlewood Holdings' voting stock. The Company owns a 32.63% economic interest in Castlewood Holdings. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company's ownership in Castlewood Holdings is accounted for using the equity method of accounting.

     As a result of this transaction, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At December 31, 2005, the Company's beneficial ownership in B.H. Acquisition was 47.68%. The Company's combined voting interest in B.H. Acquisition is limited to 50%.

     In conjunction with the closing of the Castlewood Holdings Transaction, a wholly owned subsidiary of Castlewood Holdings completed the acquisition of two reinsurance companies in run-off, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda (collectively, the "River Thames Transaction"). The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited ("Hudson"), a Bermuda-based company, for approximately $4.1 million. Hudson reinsured risks relating to property, casualty and workers' compensation, on a worldwide basis, and is now administering the run-off of its claims.

     Also in 2002, Castlewood Holdings capitalized Fitzwilliam (SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies.

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. J. Christopher Flowers ("Mr. Flowers"), a member of the Company's board of directors and the Company's largest shareholder, is a director and the largest shareholder of Shinsei. Castlewood Holdings' results of operations include the results of Toa-UK from the date of acquisition in March 2003.

     In August 2004, Castlewood Holdings implemented an employee stock-based compensation plan. The plan allows for the award of Castlewood Holdings' Class D non-voting shares to certain senior employees up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. As a result of awards made in 2005 and 2004, the Company's economic interest in Castlewood Holdings of 33 1/3% has been diluted by 0.70% to 32.63% as of December 31, 2005. As awarded shares vest and as additional shares are awarded in the future, the Company's economic interest could decrease to a minimum of 30.83%. The Company's voting interest will remain at 50%.

     During 2004, Castlewood Holdings, through one of its subsidiaries, invested a total of approximately $9.1 million in Cassandra Equity LLC and Cassandra Equity (Cayman) LP, (collectively, "Cassandra"), for a 27% interest in each. Cassandra was formed to invest in equity shares of a publicly traded international reinsurance company. J.C. Flowers I LP also owned a 27% interest in Cassandra. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. Mr. Flowers is the managing member of JCF Associates I LLC. In March 2005, Cassandra sold all of its holdings for total proceeds of approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

     Also during 2004, Castlewood Holdings, through one of its subsidiaries, completed the acquisition of Mercantile Indemnity Company Ltd. ("Mercantile"), Harper Insurance Limited ("Harper") (formerly Turegum Insurance Company) and Longmynd Insurance Company Ltd. ("Longmynd") (formerly Security Insurance (UK) Ltd.) for a total purchase price of approximately $4.5 million. Castlewood Holdings recorded an extraordinary gain of approximately $21.8 million relating to the excess of the fair value of the net assets acquired over the cost of these acquisitions.

     In May 2005, Castlewood Holdings, through one of its subsidiaries, purchased Fieldmill Insurance Company Limited (formerly known as Harleysville Insurance Company (UK) Limited) for approximately $1.4 million.

     In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Insurance Company of Europe Limited ("Aioi Europe"), a London-based subsidiary of Aioi Insurance Company, Limited. Aioi Europe has underwritten general insurance and reinsurance business in Europe for its own account until 2002 when it generally ceased underwriting, and placed into run-off, its general insurance and reinsurance business. The aggregate purchase price to be paid for Aioi Europe is L62 million (approximately $108 million), with L50 million in cash upon the closing of the transaction and L12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and Shinsei. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006.

OTHER ACTIVITIES

  B-LINE LLC

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

  JCF CFN ENTITIES

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

  AFFIRMATIVE INVESTMENT LLC

     In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC ("Affirmative Investment"), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. In July 2005, the Company funded its initial capital contribution of approximately $2.6 million. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At December 31, 2005, the Company's total investment in Affirmative Investment was approximately $8.5 million, including equity in earnings from July 1 to December 31, 2005. The Company's ownership in Affirmative Investment is accounted for using the equity method of accounting.

     Also in June 2005, Affirmative Investment acquired 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. ("Affirmative Insurance"), through open market purchases. In August, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC ("NAL"), a newly formed Delaware limited liability company, for approximately $40.7 million in cash and the 1,183,000 shares of Affirmative Insurance. The remaining 50% of the membership interests of NAL were acquired by Delaware Street Capital Master Fund, LP or its affiliates ("DSC") for approximately $37.5 million in cash and 1,459,699 shares of Affirmative Insurance common stock. In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. ("VIG") and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, "Vesta"), acquired from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share. Upon the closing of the transaction with Vesta and the transfer of the shares of Affirmative Insurance from Affirmative Investment and DSC, NAL's ownership percentage in Affirmative Insurance was approximately 52.9%. Affirmative Investment's ownership in NAL is accounted for using the equity method of accounting. Affirmative Investment accounts for its investment in NAL three months in arrears.

  NEW NIB PARTNERS LP

     In December 2005, the Company invested approximately $3.5 million in New NIB Partners LP ("NIB Partners"), a newly formed Province of Alberta limited partnership, in exchange for an approximately .2% limited partnership interest. Castlewood Holdings, through two of its wholly-owned subsidiaries, also invested approximately $24.5 million in NIB Partners for an approximately 1.4% interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly, NIB Capital N.V.) and its affiliates ("NIBC"). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network.

     New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC.

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

SUBSIDIARIES

     At December 31, 2005, the Company had two wholly-owned subsidiaries: Enstar Financial Services, Inc., a Florida corporation, and Enstar Group Operations, Inc., a Georgia corporation, both of which are currently inactive. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest for Castlewood Holdings' 40% interest. Since the sale of their interests in Green Tree in July 2004, the JCF CFN Entities have been inactive.

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

COMPETITION

     The Company, along with its partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries (collectively, with the Company, the "Group"), compete in international markets with domestic and international reinsurance companies to acquire reinsurance companies in run-off. The acquisition of reinsurance companies in run-off is highly competitive. Some of these competitors have greater financial resources than the Group, have been operating for longer than the Group and have established long-term and continuing business relationships throughout the reinsurance industry, which can be a significant competitive advantage. As such, the Group may not be able to compete successfully in the future for suitable acquisition candidates.

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

WHERE YOU CAN FIND MORE INFORMATION

     The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") available (free of charge) on or through its Internet website located at http://www.enstargroup.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

     The following risk factors, in addition to other information provided in the Company's periodic and interim reports, should be considered when evaluating the Company. The risks described below are not the only ones that the Company faces. There may be additional risks and uncertainties. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially and adversely affected and the trading price of the Company's common shares could decline significantly.

RISKS RELATED TO THE COMPANY'S BUSINESS

  THE COMPANY HAS MADE, AND EXPECTS TO CONTINUE TO MAKE, STRATEGIC ACQUISITIONS AND INVESTMENTS, AND THESE ACTIVITIES MAY NOT BE FINANCIALLY BENEFICIAL TO THE COMPANY OR ITS SHAREHOLDERS.

     The Company and its partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, have made several acquisitions and investments and expect to continue to make such acquisitions and investments. See "Business -- Activities Related to the Reinsurance Industry" and
"Business -- Other Activities" included in Item 1 of this Annual Report on Form 10-K. The Company cannot assure you that any of these acquisitions or investments will be financially advantageous for the Company or its shareholders. In addition, as described below, the Company's entry into the reinsurance industry, through the operations of its partially-owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, exposes the Company to risks and uncertainties inherent in the reinsurance industry which could materially and adversely affect the business, financial condition and results of operations of the Company.

     The business of any future acquisition target may be subject to numerous, unpredictable risks. For example, an acquisition target may be subject to government regulation. In sum, the Company cannot assure you that it will make any acquisition that will bring value or prove financially advantageous to the Company or its shareholders.

  ACQUISITIONS ARE A COMPONENT OF THE COMPANY'S GROWTH STRATEGY, AND ITS FAILURE TO COMPLETE FUTURE ACQUISITIONS SUCCESSFULLY COULD REDUCE ITS EARNINGS AND SLOW ITS GROWTH.

     The Company's business strategy has emphasized growth through acquisitions, but it may not be able to continue to identify operating businesses for acquisition or it may not be able to make acquisitions on terms that it considers economically acceptable. The Company faces intense competition in its search for one or more operating businesses. The Company competes with strategic and financial buyers and others looking to acquire suitable operating businesses, who have greater financial resources and greater flexibility in structuring acquisition transactions or strategic relationships than the Company. In addition, there may be certain financing contingencies that will restrict the ability of the Company to make a given acquisition.

  THE COMPANY IS DEPENDENT ON ITS EXECUTIVE OFFICERS, DIRECTORS AND OTHER KEY PERSONNEL.

     The success of the Company is highly dependent on the ability of Nimrod T. Frazer, the Company's Chairman and Chief Executive Officer, and the other executive officers and directors of the Company to identify and consummate acquisitions on favorable terms. J. Christopher Flowers has been a director since October 1996 and for the period December 1998 to July 2003 served as Vice Chairman of the Board of Directors. Additionally, in March 2000, John J. Oros was named Executive Vice President and elected as a director of the Company. Mr. Oros was subsequently elected President and Chief Operating Officer in June 2001. The Company believes Mr. Flowers' and Mr. Oros' extensive business and financial talent and experience greatly enhance the Company's ability to locate operating businesses. The Company would be materially and adversely affected if it were unable to retain the services of Messrs. Frazer, Flowers or Oros.

     Additionally, the success of the Company is also dependent, in part, on key personnel at its partially-owned equity affiliates. The experiences and reputations of the key personnel in the reinsurance industry are important factors in their ability to attract new business.

  THE COMPANY'S STOCK PRICE MAY EXPERIENCE VOLATILITY, THEREBY CAUSING A POTENTIAL LOSS OF VALUE TO ITS INVESTORS.

     The market price for the Company's common stock may fluctuate substantially due to, among other things, the following factors:

     - announcements with respect to an acquisition or investment;

     - changes in the value of the Company's assets;

     - quarterly operating results of the Company;

     - changes in general conditions in the economy;

     - the financial markets; and

     - adverse press or news announcements.

     In addition, from time to time the stock market experiences significant price and volume fluctuations. This volatility affects the market prices of securities issued by many companies for reasons unrelated to their operating performance.

  SIGNIFICANT FLUCTUATION IN THE MARKET PRICE OF THE COMPANY'S COMMON STOCK COULD RESULT IN SECURITIES CLASS ACTION CLAIMS AGAINST IT.

     Significant price and value fluctuations have occurred with respect to the securities of insurance and insurance-related companies. The Company's common stock price is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company's securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against the Company, it could result in substantial costs and a diversion of management's attention and resources.

  FUTURE ACTUAL OR POTENTIAL STOCK SALES BY THE COMPANY'S MAJOR STOCKHOLDERS COULD CAUSE ITS STOCK PRICE TO FALL.

     A substantial amount of the Company's common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of the stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of the Company's stock. Also, actual or potential sales by officers or directors could be viewed negatively by other investors.

  THE COMPANY'S LACK OF INDUSTRY DIVERSIFICATION MAKES IT MORE VULNERABLE TO ECONOMIC DOWNTURNS.

     The Company does not plan to diversify across several industries. In fact, the Company may decide to acquire additional businesses operating in a single industry. The concentration of investments in the insurance industry makes the Company more vulnerable to adverse effects of occurrences that may affect this industry.

  PROVISIONS IN THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS AND UNDER GEORGIA LAW MAY INHIBIT A TAKEOVER, WHICH COULD ADVERSELY AFFECT THE VALUE OF THE COMPANY'S COMMON STOCK.

     The Company's Articles of Incorporation and Bylaws contain provisions that may discourage other persons from attempting to acquire control of the Company. Such provisions include, among others, a classified board of directors and procedural requirements in connection with shareholder nominations for election of directors.

     The Company is a Georgia corporation and has elected to be governed by the "business combination" provisions of the Georgia Code, that could be viewed as having the effect of discouraging an attempt to obtain control of the Company. The business combination provisions generally would prohibit the Company from engaging in various business combination transactions with any interested stockholder for a period of five years after the date of the transaction in which the person became an interested stockholder unless certain designated conditions are met.

     The Company has also adopted a share purchase rights plan, which could make it uneconomical for a third party to acquire the Company on a hostile basis. The market price of the Company's common stock may be affected by the forgoing provisions and agreements which inhibit or discourage take-over attempts.

  CONFLICTS OF INTEREST MIGHT PREVENT THE COMPANY FROM PURSUING DESIRABLE INVESTMENT AND BUSINESS OPPORTUNITIES.

     The Company's directors and executive officers may have ownership interests or other involvement with entities that could compete against it, either in the pursuit of acquisition targets or in general business operations. The Company has procedures in place to ensure that directors do not deliberate or vote on transactions where the Company's interests conflict with those of entities with which the director is involved. However, these procedures cannot guarantee that the Company will pursue all advantageous transactions that it would otherwise pursue in the absence of a conflict.

  REGULATORY CHALLENGES TO THE COMPANY'S TAX FILING POSITIONS COULD RESULT IN ADDITIONAL TAXES.

     The Company has claimed deductions for net operating loss carryforwards ("NOLs") totaling approximately $94.8 million on its federal income tax returns for its taxable years ended August 31, 1997 through 2004. Although the Company believes that it is entitled to the deductions for NOLs that it has claimed on its federal income tax returns for the taxable years ended August 31, 1997 through 2004, there can be no assurance that the Internal Revenue Service will not challenge the Company's position or as to the result of any such challenge.

  FLUCTUATIONS IN CURRENCY EXCHANGE RATES MAY CAUSE THE GROUP TO EXPERIENCE LOSSES.

     The Group maintains a portion of its investment portfolio in investments denominated in currencies other than United States dollars. Consequently, the Company may experience foreign exchange losses.

     The Company publishes its consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly other European currencies including the Euro and British pound, into U.S. dollars will impact the Company's reported consolidated financial condition, results of operations and cash flows from year to year.

RISKS RELATED TO THE REINSURANCE INDUSTRY

     Through the Company's partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company has acquired and manages books of reinsurance business. The Company is exposed to the following risks and uncertainties, among others, through its participation in the reinsurance industry.

  FLUCTUATIONS IN THE REINSURANCE INDUSTRY COULD CAUSE THE GROUP'S OPERATING RESULTS TO FLUCTUATE.

     The reinsurance industry historically has been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Group's operating results to fluctuate. The industry's profitability may be affected significantly by:

     - fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts and the costs of administering books of reinsurance business;

     - volatile and unpredictable developments and catastrophic events which could adversely affect the recoverability of reinsurance from the Group's reinsurers;

     - changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability; and

     - the overall level of economic activity and the competitive environment in the industry.

  IF THE REINSURANCE SUBSIDIARIES' LOSS RESERVES ARE INADEQUATE TO COVER THEIR ACTUAL LOSSES, THE REINSURANCE SUBSIDIARIES' NET INCOME WOULD BE REDUCED OR THEY COULD INCUR A LOSS.

     The reinsurance subsidiaries of Castlewood Holdings and B.H. Acquisition (the "Reinsurance Subsidiaries") are required to maintain reserves to cover their estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what the Reinsurance Subsidiaries think the settlement and administration of claims will cost based on facts and circumstances known to the Reinsurance Subsidiaries. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, the Reinsurance Subsidiaries cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If the Reinsurance Subsidiaries' reserves are insufficient to cover their actual losses and loss adjustment expenses, the Reinsurance Subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and could ultimately reduce the Company's net income.

     The difficulty in estimating the Reinsurance Subsidiaries' reserves is increased because the Reinsurance Subsidiaries' loss reserves include reserves for potential asbestos and environmental liabilities. Asbestos and environmental liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Reinsurance Subsidiaries' potential losses for these claims. The Reinsurance Subsidiaries have not made any changes in reserve estimates that might arise as a result of any potential federal reform of asbestos litigation. There can be no assurance that the reserves established by the Reinsurance Subsidiaries will be adequate or will not be adversely affected by the development of other latent exposures.

  THE VALUE OF THE REINSURANCE SUBSIDIARIES' INVESTMENT PORTFOLIOS AND THE INVESTMENT INCOME IT RECEIVES FROM THOSE PORTFOLIOS COULD DECLINE AS A RESULT OF MARKET FLUCTUATIONS AND ECONOMIC CONDITIONS.

     The fair market value of the fixed income securities and equity securities in the Reinsurance Subsidiaries' investment portfolios and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Reinsurance Subsidiaries' fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of its fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Reinsurance Subsidiaries realize from investments in fixed income securities will generally increase or decrease with interest rates. The changes in the market value of the Reinsurance Subsidiaries' securities that are classified as available for sale are reflected in its financial statements. As a result, a decline in the value of the securities in the Reinsurance Subsidiaries portfolio could reduce its net income or cause it to incur a loss.

  THE REINSURANCE SUBSIDIARIES' REINSURERS MAY NOT SATISFY THEIR OBLIGATIONS TO THEM.

     The Reinsurance Subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve the Reinsurance Subsidiaries of their liability to the insured. In addition, reinsurers may be unwilling to pay the Reinsurance Subsidiaries even though they are able to do so. The failure of one or more of the Reinsurance Subsidiaries' reinsurers to honor their obligations in a timely fashion would impact the Reinsurance Subsidiaries' and the Group's cash flows and reduce their net income and could cause the Reinsurance Subsidiaries and the Company to incur a significant loss.

  THE REINSURANCE INDUSTRY IS HIGHLY COMPETITIVE AND THE GROUP MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE FUTURE.

     The Group competes in international markets with domestic and international reinsurance companies. Some of these competitors have greater financial resources than the Group, have been operating for longer than the Group and have established long-term and continuing business relationships throughout the reinsurance industry, which can be a significant competitive advantage. As such, the Group may not be able to compete successfully in the future.

  INSURANCE LAWS AND REGULATIONS RESTRICT THE GROUP'S ABILITY TO OPERATE AND ANY FAILURE TO COMPLY WITH THOSE LAWS AND REGULATIONS COULD HAVE A MATERIAL ADVERSE ON THE GROUP'S BUSINESS.

     The Group, through its Reinsurance Subsidiaries, is subject to extensive regulation under foreign insurance laws. These laws limit the amount of dividends that can be paid to the Company, Castlewood Holdings and B.H. Acquisition by their Reinsurance Subsidiaries, impose restrictions on the amount and type of investments that they can hold, prescribe solvency standards that must be met and maintained by them and require them to maintain reserves. The Group's failure to comply with these laws could subject it to fines and penalties and restrict it from conducting business. The application of these laws could affect the Company's liquidity and ability to pay dividends on its common shares and could restrict the Company's ability to expand its business operations through acquisitions involving the Company's partially owned affiliates and their subsidiaries.

  IF THE GROUP FAILS TO COMPLY WITH APPLICABLE INSURANCE LAWS, RULES AND REGULATIONS, THE GROUP COULD BE SUBJECT TO DISCIPLINARY ACTIONS, DAMAGES, PENALTIES OR RESTRICTIONS THAT COULD SIGNIFICANTLY HARM THE GROUP'S BUSINESS.

     The Company cannot assure that the Group has or can maintain all required licenses and approvals or that its business fully complies with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Group does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Group from carrying on some or all of its activities or monetarily penalize the Group. These types of actions could have a material adverse effect on the Company's business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located at 401 Madison Avenue, Montgomery, Alabama. In December 2004, the Company signed a one year lease beginning January 1, 2005 on this office building. The lease also provides renewal options for three periods of one year each. In December 2005, the Company signed a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The Company does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending litigation and no proceeding was terminated during the fourth quarter of 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the quarter ended December 31, 2005.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock (the "Common Stock") is traded on The Nasdaq National Market ("Nasdaq") under the ticker symbol ESGR. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 2005 and 2004, as reflected in the Nasdaq Trade and Quote Summary
Reports:

                                                             2005            2004
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
First Quarter..........................................  64.97   56.12   48.40   40.61
Second Quarter.........................................  67.85   49.03   53.98   39.82
Third Quarter..........................................  69.94   63.40   53.00   44.56
Fourth Quarter.........................................  72.85   60.19   63.00   49.25

     At March 3, 2006, there were approximately 2,676 holders of record of the Company's Common Stock.

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

     The information required by this Item with respect to securities authorized for issuance under equity compensation plans is included under the section entitled "Equity Compensation Plan Information" of the Proxy Statement for the 2006 Annual Meeting of Shareholders (the "Proxy Statement") and such section is deemed incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 2005 and is derived in part from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the audited consolidated financial statements, including the related notes thereto.

                                                         YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                          2005        2004        2003        2002        2001
                                        ---------   ---------   ---------   ---------   ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before extraordinary gain and
  cumulative effect of a change in
  accounting principle................  $  19,045   $   5,977   $  13,226   $  21,526   $   1,574
Extraordinary gain, net of income
  taxes...............................         --       4,415          --          --          --
Cumulative effect of a change in
  accounting principle, net of income
  taxes...............................         --          --          --         967          --
                                        ---------   ---------   ---------   ---------   ---------
Net income............................  $  19,045   $  10,392   $  13,226   $  22,493   $   1,574
                                        ---------   ---------   ---------   ---------   ---------
Income per common share before
  extraordinary gain and change in
  accounting principle -- basic.......  $    3.45   $    1.09   $    2.42   $    3.94   $     .30
Extraordinary gain -- basic...........         --         .80          --          --          --
Cumulative effect of a change in
  accounting principle -- basic.......         --          --          --         .18          --
                                        ---------   ---------   ---------   ---------   ---------
Net income per common share --basic...  $    3.45   $    1.89   $    2.42   $    4.12   $     .30
                                        =========   =========   =========   =========   =========
Weighted average shares outstanding --
  basic...............................  5,517,909   5,496,819   5,465,753   5,465,753   5,277,808
                                        =========   =========   =========   =========   =========
Income per common share before
  extraordinary gain and change in
  accounting principle -- assuming
  dilution............................  $    3.25   $    1.03   $    2.25   $    3.74   $     .29
Extraordinary gain -- assuming
  dilution............................         --         .76          --          --          --
Cumulative effect of a change in
  accounting principle -- assuming
  dilution............................         --          --          --        0.17          --
                                        ---------   ---------   ---------   ---------   ---------
Net income per common share --assuming
  dilution............................  $    3.25   $    1.79   $    2.25   $    3.91   $     .29
                                        =========   =========   =========   =========   =========
Weighted average shares outstanding --
  assuming dilution...................  5,856,144   5,800,993   5,881,410   5,753,553   5,449,627
                                        =========   =========   =========   =========   =========
Balance sheet data:
  Total assets........................  $ 185,220   $ 158,977   $ 152,620   $ 128,609   $  99,621
  Total liabilities...................     20,097      12,803       6,688       8,360       1,964
  Minority interest...................         --          --      11,449          --          --
  Shareholders' equity................    165,123     146,174     134,483     120,249      97,657

     The following tables set forth selected financial information of B.H. Acquisition and Castlewood Holdings for each of the five years in the period ended December 31, 2005. The table for Green Tree sets forth selected financial information for the period of ownership in 2003 and 2004.

     B.H. ACQUISITION:

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2005       2004       2003       2002       2001
                                  --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS)
Income before cumulative effect
  of a change in accounting
  principle.....................  $    179   $    359   $    888   $ 22,398   $  4,798
Net income......................       179        359        888     25,367      4,798
Total assets....................   105,578    110,414    120,474    125,428    136,085
Total liabilities...............    66,733     71,748     82,167     88,009    114,033
Total equity....................    38,845     38,666     38,307     37,419     22,052

     The 2002 accounting change for B.H. Acquisition relates to the adoption of Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

     CASTLEWOOD HOLDINGS:

                                               YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------
                                  2005         2004        2003       2002       2001
                               ----------   ----------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS)
Income (loss) before
  extraordinary gain.........  $   80,710   $   16,535   $ 30,592   $ 60,619   $   (407)
Net income (loss)............      80,710       38,294     30,592     60,619       (407)
Total assets.................   1,199,963    1,347,853    632,347    514,597    527,845
Total liabilities............     898,513    1,139,123    456,436    347,124    464,149
Minority interest............      40,544       31,392     28,295         --         --
Total equity.................     260,906      177,338    147,616    167,473     63,696

     Net income for Castlewood Holdings for the year 2001 is reported for the period August 16, 2001 (date of incorporation) to December 31, 2001. The 2004 extraordinary gain relates to the excess of the net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings.

     GREEN TREE:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                2004          2003
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Net income..................................................   $99,114     $   96,318
Total assets................................................        --      1,020,514
Total liabilities...........................................        --        399,457
Total equity................................................        --        621,057

     Net income for Green Tree for the year 2003 is reported from the date of inception to December 31, 2003. Net income for Green Tree for the year 2004 is reported from January 1 to July 15, 2004, the date of sale of the JCF CFN Entities' entire interest in Green Tree.

     AFFIRMATIVE INVESTMENT:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2005
                                                               ------------
                                                               (DOLLARS IN
                                                                THOUSANDS)
Net income..................................................     $   856
Total assets................................................      60,199
Total liabilities...........................................          --
Total equity................................................      60,199

     In July 2005, the Company acquired a 14% ownership percentage in Affirmative Investment.

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

OVERVIEW

     Through the operations of the Company's partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company's participation in the reinsurance industry see Item 1A. "Risk Factors."

     The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company's acquisition criteria. See Item 1. "Business -- Strategy for Business Acquisitions."

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46R which requires consolidation by a business enterprise of a VIE if the enterprise is determined to be the primary beneficiary. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying consolidated financial statements, with Castlewood Holdings' 40% interest in the JCF CFN Entities reflected as a minority interest in the Company's financial statements. The JCF CFN Entities have been inactive since the sale of their entire interests in Green Tree in July 2004.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends SFAS No. 95, "Statement of Cash Flows." The approach in SFAS 123R generally is similar to the approach described in SFAS
123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their grant date fair values. Pro forma disclosure will no longer be an alternative.

     The Company adopted SFAS 123R as of January 1, 2006 using the modified-prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005 the Company accounted for share-based payments to employees using APB 25's intrinsic value method and, as such, generally has not recognized compensation cost for employee stock options. We estimate that 2006 pretax compensation expense for stock options will be approximately $213,000.

     SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when stock options will be exercised), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $0 and $606,000 in 2005 and 2004, respectively.

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

     Income Tax Valuation Allowance -- The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at December 31, 2005, is based on management's assessment of the Company's earnings history, expectations of future taxable income, and other relevant considerations.

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

     Loss and Loss Adjustment Expenses -- Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, Castlewood Holdings' and B.H. Acquisition's liability for unpaid losses and loss expenses is based largely upon estimates. Castlewood Holdings' and B.H. Acquisition's management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for losses incurred but not reported. Such reserves are estimated by management based upon reports received from ceding companies, supplemented by Castlewood Holdings' and B.H. Acquisition's own estimates of reserves for which ceding company reports have not been received, and independent actuarial estimates of ultimate unpaid losses. Castlewood Holdings' and B.H. Acquisition's reserves are largely comprised of casualty exposures including asbestos and environmental exposures and therefore these claims are subject to a higher degree of estimation volatility as a result of changes in the legal environment, jury awards, medical cost trends and general inflation. Castlewood Holdings and B.H. Acquisition regularly review and update these estimates using the most current information available and employing various actuarial methods. The ultimate liability for a loss is likely to differ from the original estimate due to the factors discussed above. Adjustments resulting from changes in our estimates are recorded in the period such adjustments are determined. The establishment of reserves, or the adjustment of reserves for reported losses, could result in significant upward or downward changes to our financial condition or results of our operations in the period such amounts are reported.

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

     Castlewood Holdings assessed its recorded goodwill in 2005 in accordance with SFAS 142 and determined that there had been no impairment in its carrying value.

     SFAS 142 also requires that negative goodwill be reversed immediately. During 2004, Castlewood Holdings took negative goodwill into earnings upon the acquisition of three companies, and presented it as an extraordinary gain.

RECENT DEVELOPMENTS

     In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Europe, a London-based subsidiary of Aioi Insurance Company, Limited. The aggregate purchase price to be paid for Aioi Europe is L62 million (approximately $108 million), with L50 million in cash upon the closing of the transaction and L12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and Shinsei. Castlewood Holdings' commitment is proportionate to its 50.1% ownership percentage to Hillcot. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006. J. Christopher Flowers ("Mr. Flowers"), a member of the Company's board of directors and the Company's largest shareholder, is a director and the largest shareholder of Shinsei.

     In February 2006, the Company announced that it approved a commitment of up to $25.0 million in J.C. Flowers II LP (the "J.C. Flowers Fund"), a private investment fund to be formed by J.C. Flowers & Co. LLC. The transaction is expected to close in the second quarter of 2006. The Company intends to use cash on hand to fund its commitment.

     In March 2006, the Company announced that its partially owned equity affiliate, Castlewood Holdings, approved a commitment of up to $75.0 million in the J.C. Flowers Fund. Castlewood Holdings intends to use cash on hand to fund its commitment.

     J.C. Flowers & Co. LLC is controlled by Mr. Flowers. No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with the Company's or Castlewood Holdings' investment in the J.C. Flowers Fund.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary uses of liquidity include, but are not limited to, funding normal operating expenses as well as various expenses incurred in connection with the Company's search for one or more suitable acquisitions. In addition, the Company uses cash on hand to fund commitments made in connection with the purchase of its partially owned equity affiliates and other investment opportunities. The primary sources of the Company's liquidity include the receipt of dividends and distributions from partially owned equity affiliates.

     Net cash used in operating activities was approximately $2.0 million in 2005 compared to net cash provided by operating activities of approximately $8.6 million in 2004. This decrease was primarily due to the substantial reduction in distributions from partially owned equity affiliates from 2004 to 2005. The Company received distributions of $11,000 in 2005 from Affirmative Investment compared to distributions of approximately $7.2 million from Green Tree and a $3.0 million dividend from Castlewood Holdings in 2004.

     Net cash used in investing activities was approximately $25.6 million for 2005. During 2005 the Company funded capital contributions to Affirmative Investment of approximately $8.4 million and invested approximately $3.5 million in NIB Partners. In addition, the Company purchased marketable securities for approximately $9.5 million. These amounts were partially offset by the receipt of approximately $11.2 million in proceeds from the sale of marketable securities. The Company also purchased approximately $15.5 million of certificates of deposit in excess of maturities.

     Net cash provided by investing activities was approximately $32.9 million for 2004 and consisted primarily of proceeds received from the sale of Green Tree. In July 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, completed the sale of their entire interests in Green Tree. In exchange for their entire interests, the JCF CFN Entities received aggregate sales proceeds of approximately $40.0 million in cash. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by cash distributions of approximately $7.2 million made by Green Tree in 2004 prior to the completion of the sale.

     Net cash used in financing activities was approximately $15.6 million in 2004. During 2004, approximately $16.1 million was distributed to Castlewood Holdings as the minority interest portion of the approximately $40.0 million in distributions received from Green Tree. This amount was partially offset by the receipt of $555,000 from the exercise of certain stock options in May 2004. There were no cash flows from financing activities during 2005.

     The Company's assets, aggregating approximately $185.2 million at December 31, 2005, include approximately $54.0 million in cash and cash equivalents and approximately $19.7 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements including its $25.0 million commitment in the J.C. Flowers Fund.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. In December 2005, the Company signed a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In September 2005, the Company entered into an agreement with

J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The Company does not own any real property. Including payments made to J.C. Flowers & Co. LLC, the Company incurred rent expense in the amount of $77,000, $80,000 and $80,000 for the three years ended December 31, 2005, 2004 and 2003, respectively.

     In February 2006, the Company announced that it approved a commitment of up to $25.0 million in the J.C. Flowers Fund, a private investment fund to be formed by J.C. Flowers & Co. LLC. The transaction is expected to close in the second quarter. The Company intends to use cash on hand to fund its commitment.

     In March 2006, the Company announced that its partially owned equity affiliate, Castlewood Holdings, approved a commitment of up to $75.0 million in the J.C. Flowers Fund. Castlewood Holdings intends to use cash on hand to fund its commitment.

     J.C. Flowers & Co. LLC is controlled by J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or J. Christopher Flowers in connection with the Company's investment in the J.C. Flowers Fund.

RESULTS OF OPERATIONS

  2005 Compared to 2004

     Interest income was approximately $2.3 million in 2005 compared to $983,000 in 2004. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased substantially during 2005 as a result of the receipt of approximately $24.0 million in proceeds from the sale of Green Tree in July 2004, which caused the Company's average cash and certificate of deposit balance to be approximately $79.4 million in 2005 compared to $74.5 million in 2004. In addition, interest rates earned on the Company's cash, cash equivalents and certificates of deposit increased during 2005 as evidenced by federal funds interest rate increases of 3.25% from June 2004 through December 2005.

     Other investment income of approximately $1.8 million in 2005 resulted from gains on the sale of certain marketable securities from June through December 2005 and the receipt of dividends on those marketable securities.

     Earnings of partially owned equity affiliates were approximately $26.5 million in 2005 compared to $8.3 million in 2004. The Company recorded equity in earnings of $59,000 and $118,000 from B.H. Acquisition in 2005 and 2004, respectively. The Company recorded equity in earnings of approximately $26.3 million in 2005 from Castlewood Holdings compared to approximately $4.0 million in 2004. The Company recorded equity in earnings from Affirmative Investment of $120,000 for the period from July 1 to December 31, 2005 (the Company made its initial capital contribution to Affirmative Investment on July 1, 2005). The Company reported equity in earnings of approximately $4.3 million from Green Tree for the period from January 1 to July 15, 2004 (the Company sold its entire interest in Green Tree in July 2004). The Company's reported income was reduced by approximately $3.0 million in 2004 to reflect Castlewood Holdings' minority interest in Green Tree. Also in 2004, the Company reported income of approximately $4.4 million, net of income taxes, as its proportionate share of the excess of the net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings. For further discussion of the reasons underlying the changes in earnings of partially owned equity affiliates, see "-- Results of Operations -- Partially Owned Equity Affiliates".

     In 2004, the Company recorded a gain on the sale of its entire interest in Green Tree of approximately $6.9 million. There were no sales of partially owned equity affiliates during 2005.

     Other income was $402,000 in 2005 compared to $498,000 in 2004. These amounts include a quarterly investment advisory fee of $100,000 from Castlewood Holdings and B.H. Acquisition for each of the four quarters in 2005 and 2004.

     General and administrative expenses were approximately $3.1 million and approximately $3.0 million in 2005 and 2004, respectively. Of these amounts, approximately $1.3 million, including non-cash compensation of $33,000 in 2004, related to employee expenses in both 2005 and 2004, respectively. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company's search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were approximately $1.2 million and approximately $1.0 in 2005 and 2004, respectively.

     Income tax expense was approximately $8.9 million and approximately $4.8 million in 2005 and 2004, respectively. The effective tax rate for 2005 differed from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and changes in tax contingencies. The Company's effective tax rate for 2004 approximated the statutory rates.

     Consolidated net income was approximately $19.0 million in 2005 compared to approximately $10.4 million in 2004. The increase in net income for 2005 compared to 2004 is primarily a result of an increase in earnings from partially owned equity affiliates of approximately $18.2 million, an increase in interest income of approximately $1.4 million, the inclusion of other investment income of approximately $1.8 million in 2005 and the lack of any reduction for minority interest, which was approximately $3.0 million in 2004. This increase was partially offset by the gain on sale of partially owned equity affiliates of approximately $6.9 million and the extraordinary gain, net of income taxes, of approximately $4.4 million, both of which occurred in 2004.

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

     In July 2004, the JCF CFN Entities completed the sale of their entire interests in Green Tree. In exchange for their entire interest, the JCF CFN Entities received aggregate sales proceeds of approximately $40 million in cash. Of this amount, Castlewood Holdings received aggregate sales proceeds of approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004. The Company recorded a gain of approximately $6.9 million on the sale. In December 2003, the Company sold its entire interest in B-Line for approximately $7.8 million in cash, resulting in a gain of approximately $3.3 million.

     Other income was $498,000 in 2004 compared to $484,000 in 2003. These amounts include a quarterly investment advisory fee of $100,000 from Castlewood Holdings and B.H. Acquisition for each of the four quarters in 2004 and 2003.

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

  Castlewood Holdings

  2005 Compared to 2004

     Underwriting income for the years ended December 31, 2005 and 2004 was $96.0 million and $13.7 million, respectively. The underwriting income earned for both 2005 and 2004 was attributable to the reduction in estimates of ultimate losses that arose from commutations, policy buy-backs and settlement of losses in the year below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.

     Castlewood Holdings earned consulting fees of approximately $22.0 million and $23.7 million for the years ended December 31, 2005 and 2004, respectively. Castlewood Holdings generates its consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary depending on the success and timing of completion of success-based fee arrangements. Included in these amounts were approximately $1.3 million in consulting fees charged to B.H. Acquisition, a related party, in both 2005 and 2004.

     Castlewood Holdings' share of equity in earnings of partly-owned companies for the years ended December 31, 2005 and 2004, was $192,000 and $6.9 million, respectively. The 2005 amount represents Castlewood Holdings' proportionate share of equity in the earnings of B.H. Acquisition and Cassandra Equity

(Cayman) LP. The 2004 amount also included Castlewood Holdings' proportionate share of earnings of the JCF CFN Entities.

     Net investment income, including realized gains and losses, for the year ended December 31, 2005 increased $19.0 million to $29.5 million compared to $10.5 million for the year ended December 31, 2004. The increase was attributable to having a larger average cash and investment balance in 2005 ($913.9 million) versus 2004 ($446.8 million) and the increase in investment yield in the year. The average investment return on the cash and fixed maturities investments for the year ended December 31, 2005 was 3.1% compared to the average return of 2.3% for the year ended December 31, 2004.

     Castlewood Holdings has recorded a foreign exchange loss of $4.6 million compared to a foreign exchange gain of $3.7 million in 2004. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the year. The resulting exchange gains or losses are included in net income. The loss in the current year arose as a result of Castlewood Holdings having surplus British Pounds and Euro's at various points in the year. For 2004, the foreign exchange gain arose primarily as a result of the Company disposing of its surplus Swiss Franc cash balances.

     Salaries and benefits, which include accrued bonuses, were $40.8 million and $26.3 million for the years ended December 31, 2005 and 2004, respectively. Castlewood Holdings is a service based company and, as such, employee salaries and benefits are its largest cost. Castlewood Holdings has in place a discretionary bonus plan. Included as part of the salary cost is an accrual relating to this plan. The increase in 2005 compared to 2004 was primarily due to an increased number of employees and an increase in the bonus accrual.

     General and administrative expenses were $11.0 million and $10.7 million for the years ended December 31, 2005 and 2004, respectively. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda, and staff travel frequently in connection with Castlewood Holdings' search for acquisition opportunities and in the general management of the business.

     Income taxes of $914,000 and $1.9 million were recorded for the years ended December 31, 2005 and 2004, respectively. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

     Castlewood Holdings has recorded a minority interest in earnings of $9.7 million and $3.1 million in 2005 and 2004, respectively, reflecting the remaining 49.9% economic interest in the earnings from Hillcot.

     Castlewood Holdings reported consolidated net earnings of approximately $80.7 million in 2005 compared to approximately $38.3 million in 2004. The increase in 2005 from 2004 was primarily a result of higher underwriting and investment income offset by higher salaries and benefits costs, a foreign exchange loss and in 2004, the recording of $21.8 million in negative goodwill.

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

  B.H. Acquisition

  2005 Compared to 2004

     B.H. Acquisition reported a net underwriting loss of $552,000 for the year ended December 31, 2005 compared to net underwriting income of $428,000 for the year ended December 31, 2004.

     Net investment income for the year ended December 31, 2005 was $2.4 million compared to $1.5 million for the year ended December 31, 2004. Investment income consists primarily of interest income earned from cash, cash equivalents and investments. The increase in net investment income in 2005 was attributable to an increase in the average cash balances along with an increase in interest rates in the year.

     General and administrative expenses were $2.3 million for the year ended December 31, 2005 compared to $2.8 million for the year ended December 31, 2004. General and administrative expenses include professional fees (legal, audit and actuarial), management and consulting expenses, and provisions for doubtful accounts. The decrease in 2005 compared to 2004 was primarily a result of a decrease in legal fees.

     B.H. Acquisition recorded foreign exchange losses of $67,000 and $142,000 for the years ended December 31, 2005 and 2004, respectively. Through its subsidiaries, B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

     Amortization of the run-off provision was $667,000 and $1.3 million for the years ended December 31, 2005 and 2004, respectively. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. This provision is amortized on a straight-line basis over this period. In 2005 an additional provision of $667,000 was established and the expected life of the run-off was extended one year.

     Net earnings for the year ended December 31, 2005 were $179,000 compared to $359,000 for the year ended December 31, 2004.

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

RELATED PARTY TRANSACTIONS

     In 2002, the Company entered into an investment advisory agreement with Castlewood Holdings and B.H. Acquisition for an annual fee of $400,000. This amount is included in other income in the Company's consolidated statements of income for each of the three years ended December 31, 2005.

     During 2003, the Company invested approximately $15.3 million in the JCF CFN Entities. In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree for aggregate sales proceeds of approximately $40 million in cash. Of this amount, Castlewood Holdings' aggregate sales proceeds were approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004. The Company recorded a pre-tax realized gain of approximately $6.9 million on the sale. Each of the JCF CFN Entities is controlled by JCF Associates I LLC, the managing member of which is Mr. Flowers. No fees were paid by the Company or will be payable by the Company to J.C. Flowers I LP, JCF Associates I LLC, or Mr. Flowers in connection with the Company's investment in JCF CFN. In March 2003, Castlewood Holdings and Shinsei completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based company, for approximately $46 million. The acquisition was effected through Hillcot, a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder, is a director of Shinsei.

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

     In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC ("Affirmative Investment"), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. As of December 31, 2005, the Company has funded capital contributions of approximately $8.3 million.

     In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party.

     In December 2005, the Company invested approximately $3.5 million in New NIB Partners LP ("NIB Partners"), a newly formed Province of Alberta limited partnership, in exchange for an approximately .2% limited partnership interest. Castlewood Holdings, through two of its wholly-owned subsidiaries, also invested approximately $24.5 million in NIB Partners for an approximately 1.4% interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly, NIB Capital N.V.) and its affiliated ("NIBC"). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network.

     New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC.

     In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Europe, a London-based subsidiary of Aioi Insurance Company, Limited. The aggregate purchase price to be paid for Aioi Europe is L62 million (approximately $108 million), with L50 million in cash upon the closing of the transaction and L12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and Shinsei. Castlewood Holdings' commitment is proportionate to its 50.1% ownership percentage in Hillcot. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006. Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder, is a director of Shinsei.

     Also in December 2005 JCF Re Holdings LP ("JCF Re"), a Cayman Limited partnership, entered into a subscription and shareholders agreement with Fitzwilliam (SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary of Castlewood Holdings, for the establishment of a segregated cell and paid approximately $1.9 million to Fitzwilliam as capital and contributed surplus. During 2005, Fitzwilliam booked management fees of $40,000 from JCF Re.

     In February 2006, the Company announced that it approved a commitment of up to $25.0 million in J.C. Flowers II LP (the "J.C. Flowers Fund"), a private investment fund to be formed by J.C. Flowers & Co. LLC. The transaction is expected to close in the second quarter of 2006. The Company intends to use cash on hand to fund its commitment.

     In March 2006, the Company announced that its partially owned equity affiliate, Castlewood Holdings, approved a commitment of up to $75.0 million in the J.C. Flowers Fund. Castlewood Holdings intends to use cash on hand to fund its commitment.

     J.C. Flowers & Co. LLC is controlled by J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or J. Christopher Flowers in connection with the Company's or Castlewood Holdings' investment in the J.C. Flowers Fund.

FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" under the federal securities laws. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in Item 1A. "Risk Factors."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. At December 31, 2005, the Company had cash and cash equivalents of approximately $54.0 million in interest bearing accounts (interest at floating rates) and approximately $19.7 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $737,000 per year. However, any future transactions affecting the Company's cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company's certificates of deposits, the weighted average original term of certificates held by the Company at December 31, 2005 was approximately five months. The short-term nature of these certificates limits the Company's risk of changes in the fair value of these certificates.

     The Company is also exposed to three types of market risk through its holdings in partially owned equity affiliates and their subsidiaries: interest rate risk, foreign currency risk and credit risk.

     The portfolios of fixed income securities of Castlewood Holdings and B.H. Acquisition are exposed to interest rate risk. Fluctuation in interest rates have a direct impact on the market valuation of these securities. In general, the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates. Castlewood Holdings and B.H Acquisition attempt to manage this interest rate risk by monitoring the duration and structure of their investment portfolios relative to the duration and structure of their liability portfolios.

     Foreign currency risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Castlewood Holdings and B.H. Acquisition conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being in Euros and British pounds. Assets and liabilities denominated in foreign currencies are exposed to risk stemming from changes in currency exchange rates. These entities attempt to manage their exposure to foreign currency exchange risk by broadly matching assets against liabilities. Exchange rate fluctuations impact the Company's and its partially owned equity affiliates' reported consolidated financial condition, results of operations and cash flows from year to year.

     Castlewood Holdings and B.H. Acquisition are also exposed to credit risk on losses recoverable from reinsurers. These companies' credit risk exposure was assumed at the time they acquired various subsidiaries. They manage this risk by conducting a detailed review of each potential acquisition's reinsurance portfolio during the due diligence process.

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

     Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company's internal control over financial reporting is effective as of December 31, 2005.

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

                /s/ NIMROD T. FRAZER                                         /s/ CHERYL D. DAVIS
-----------------------------------------------------       -----------------------------------------------------
                  NIMROD T. FRAZER                                             CHERYL D. DAVIS
         Chairman of the Board of Directors                 Chief Financial Officer, Vice President and Secretary
             and Chief Executive Officer
                                                                               March 16, 2006
                   March 16, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Enstar Group, Inc.:

     We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that The Enstar Group, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended, and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
March 16, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Enstar Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the 2003 financial statements of Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC, the Company's investment in which is accounted for by use of the equity method. The Company's interest of $4,235,824 in Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC's net income for the year ended December 31, 2003, is included in the accompanying consolidated financial statements. The 2003 financial statements of Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

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

     In our opinion, based on our audits and the report of other auditors such consolidated financial statements present fairly, in all material respects, the financial position of The Enstar Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
March 16, 2006

                                       30.1

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 54,032   $ 81,675
  Certificates of deposit...................................    19,686      4,058
  Other current assets......................................       129        132
                                                              --------   --------
       Total current assets.................................    73,847     85,865
Partially owned equity affiliates...........................   107,329     72,618
Other investments...........................................     3,542         --
Other assets................................................       502        494
                                                              --------   --------
       Total assets.........................................  $185,220   $158,977
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    595   $    345
  Accounts payable to affiliates............................        --        358
  Income taxes payable......................................     5,467        639
                                                              --------   --------
       Total current liabilities............................     6,062      1,342
Deferred income tax liabilities.............................    10,401      7,730
Accrued taxes...............................................     2,325      2,625
Deferred compensation.......................................       853        662
Other liabilities...........................................       456        444
                                                              --------   --------
       Total liabilities....................................    20,097     12,803
                                                              --------   --------
Commitments and contingencies (Note 6)
Shareholders' equity:
  Common stock ($.01 par value; 55,000,000 shares
     authorized, 5,960,260 shares issued at December 31,
     2005 and 2004..........................................        60         60
  Additional paid-in capital................................   190,008    190,008
  Deferred compensation of partially owned equity
     affiliate..............................................       (40)      (125)
  Accumulated other comprehensive income from partially
     owned equity affiliates, net...........................       210        391
  Accumulated deficit.......................................   (19,305)   (38,350)
  Treasury stock, at cost (442,351 shares)..................    (5,810)    (5,810)
                                                              --------   --------
     Total shareholders' equity.............................   165,123    146,174
                                                              --------   --------
     Total liabilities and shareholders' equity.............  $185,220   $158,977
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2005        2004        2003
                                                              ---------   ---------   ---------
Interest income.............................................  $   2,333   $     983   $     821
Other investment income.....................................      1,824          --          --
Earnings of partially owned equity affiliates...............     26,513       8,348      15,860
Gain on sale of partially owned equity affiliates...........         --       6,911       3,256
Other income (includes related party income of $400 for
  2005, 2004 and 2003)......................................        402         498         484
General and administrative expenses.........................     (3,110)     (2,981)     (3,105)
                                                              ---------   ---------   ---------
Income before income taxes, minority interest and
  extraordinary gain........................................     27,962      13,759      17,316
Income taxes................................................     (8,917)     (4,809)     (2,987)
                                                              ---------   ---------   ---------
Income before minority interest and extraordinary gain......     19,045       8,950      14,329
Minority interest...........................................         --      (2,973)     (1,103)
                                                              ---------   ---------   ---------
Income before extraordinary gain............................     19,045       5,977      13,226
Extraordinary gain, net of income taxes of $2,741...........         --       4,415          --
                                                              ---------   ---------   ---------
Net income..................................................  $  19,045   $  10,392   $  13,226
                                                              =========   =========   =========
Weighted average shares outstanding -- basic................  5,517,909   5,496,819   5,465,753
                                                              =========   =========   =========
Weighted average shares outstanding -- assuming dilution....  5,856,144   5,800,993   5,881,410
                                                              =========   =========   =========
Income per common share before extraordinary gain --basic...  $    3.45   $    1.09   $    2.42
Extraordinary gain, net of income taxes -- basic............         --         .80          --
                                                              ---------   ---------   ---------
Net income per common share -- basic........................  $    3.45   $    1.89   $    2.42
                                                              =========   =========   =========
Income per common share before extraordinary gain --assuming
  dilution..................................................  $    3.25   $    1.03   $    2.25
Extraordinary gain, net of income taxes -- assuming
  dilution..................................................         --         .76          --
                                                              ---------   ---------   ---------
Net income per common share -- assuming dilution............  $    3.25   $    1.79   $    2.25
                                                              =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2005      2004      2003
                                                              -------   -------   -------
Net income..................................................  $19,045   $10,392   $13,226
Other comprehensive income (loss):
  Unrealized holding gains (losses) on investments, net of
     income tax expense (benefit) of $761, $0 and $(364)....    1,226        --      (586)
  Reclassification adjustment for (gains) losses included in net income, net of income tax (expense) benefit of
     $(761), $(199) and $548................................   (1,226)     (321)      882
  Unrealized gain (loss) on cash flow hedge, net of income
     tax (benefit) expense of $(41) and $41.................       --       (66)       66
  Currency translation adjustment, net of income tax
     (benefit) expense of $(112), $68 and $112..............     (181)      109       181
                                                              -------   -------   -------
Other comprehensive income (loss)...........................     (181)     (278)      543
                                                              -------   -------   -------
Comprehensive income........................................  $18,864   $10,114   $13,769
                                                              =======   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                        ACCUMULATED
                                                                           OTHER
                                                                       COMPREHENSIVE
                                                          DEFERRED        INCOME
                                                        COMPENSATION     (LOSS) OF
                                           ADDITIONAL   OF PARTIALLY     PARTIALLY
                                  COMMON    PAID-IN     OWNED EQUITY   OWNED EQUITY    ACCUMULATED   TREASURY
                                  STOCK     CAPITAL      AFFILIATES     AFFILIATES       DEFICIT      STOCK      TOTAL
                                  ------   ----------   ------------   -------------   -----------   --------   --------
Balance at January 1, 2003......   $59      $188,425       $(583)         $   126       $(61,968)    $(5,810)   $120,249
  Net income....................                                                          13,226                  13,226
  Amortization of deferred
    compensation................                             299                                                     299
  Unrealized holding losses on
    investments.................                                             (586)                                  (586)
  Reclassification adjustment
    for losses included in net
    income......................                                              882                                    882
  Unrealized gain on hedge
    assets......................                                               66                                     66
  Currency translation
    adjustment..................                                              181                                    181
  Issuance of officers' stock
    options.....................                 166                                                                 166
                                   ---      --------       -----          -------       --------     -------    --------
Balance at December 31, 2003....    59       188,591        (284)             669        (48,742)     (5,810)    134,483
  Net income....................                                                          10,392                  10,392
  Amortization of deferred
    compensation................                             159                                                     159
  Reclassification adjustment
    for gains included in net
    income......................                                             (321)                                  (321)
  Unrealized loss on hedge
    assets......................                                              (66)                                   (66)
  Currency translation
    adjustment..................                                              109                                    109
  Exercise of stock options.....     1           554                                                                 555
  Issuance of shares from
    deferred compensation
    plan........................                 224                                                                 224
  Tax benefit from exercise of
    stock options and issuance
    of shares from deferred
    compensation plan...........                 606                                                                 606
  Issuance of officers' stock
    options.....................                  33                                                                  33
                                   ---      --------       -----          -------       --------     -------    --------
Balance at December 31, 2004....    60       190,008        (125)             391        (38,350)     (5,810)    146,174
  Net income....................                                                          19,045                  19,045
  Amortization of deferred
    compensation................                              85                                                      85
  Unrealized holding gains on
    investments.................                                            1,226                                  1,226
  Reclassification adjustment
    for gains included in net
    income......................                                           (1,226)                                (1,226)
  Currency translation
    adjustment..................                                             (181)                                  (181)
                                   ---      --------       -----          -------       --------     -------    --------
Balance at December 31, 2005....   $60      $190,008       $ (40)         $   210       $(19,305)    $(5,810)   $165,123
                                   ===      ========       =====          =======       ========     =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 19,045   $ 10,392   $ 13,226
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Earnings of partially owned equity affiliates..........   (26,513)    (8,348)   (15,860)
     Dividends and distributions received from partially
       owned equity affiliates..............................        11     10,216     20,826
     Minority interest in earnings of JCF CFN...............        --      2,973      1,103
     Gain on sale of marketable securities..................    (1,768)        --         --
     Gain on sale of partially owned equity affiliates......        --     (6,911)    (3,256)
     Extraordinary gain, net of income taxes................        --     (4,415)        --
     Noncash compensation expense...........................        --         33        166
     Deferred income taxes..................................     2,482      5,395        688
     Tax benefit from exercise of stock options and issuance
       of shares from deferred compensation plan............        --        606         --
  Changes in assets and liabilities:
     Accounts payable and accrued expenses..................     4,708     (1,594)    (3,014)
     Other, net.............................................        23        270        705
                                                              --------   --------   --------
       Net cash (used in) provided by operating
          activities........................................    (2,012)     8,617     14,584
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of marketable securities.........................    (9,460)        --         --
  Proceeds from sale of marketable securities...............    11,228         --         --
  Proceeds from sale of partially owned equity affiliates...        --     32,831      7,766
  Capital contribution to Affirmative Investment LLC........    (8,406)        --         --
  Investment in NIB Partners................................    (3,542)        --         --
  Capital contribution to Castlewood Holdings Limited.......        --         --     (7,169)
  Investment of JCF CFN in Green Tree.......................        --         --    (24,744)
  Purchase of certificates of deposit.......................   (22,097)    (8,120)   (10,213)
  Maturities of certificates of deposit.....................     6,646      8,145     10,162
                                                              --------   --------   --------
       Net cash (used in) provided by investing
          activities........................................   (25,631)    32,856    (24,198)
                                                              --------   --------   --------
Cash flows from financing activities:
  Minority interest's capital contribution in JCF CFN,
     net....................................................        --         --     10,006
  Distributions to minority interest........................        --    (16,120)        --
  Proceeds from exercise of stock options...................        --        555         --
                                                              --------   --------   --------
       Net cash (used in) provided by financing
          activities........................................        --    (15,565)    10,006
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............   (27,643)    25,908        392
Cash and cash equivalents at the beginning of the year......    81,675     55,767     55,375
                                                              --------   --------   --------
Cash and cash equivalents at the end of the year............  $ 54,032   $ 81,675   $ 55,767
                                                              ========   ========   ========
Supplemental disclosures of cash flow information: Income
  taxes paid................................................  $  1,606   $    731   $  5,332
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

     The Company consolidates JCF CFN LLC and related entities (collectively, the "JCF CFN Entities"). The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings
LLC) and related entities (collectively, "Green Tree"), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. ("Conseco Finance"). In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree and since that time have been inactive. See Note 4 for further discussion of this transaction.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Enstar Financial Services, Inc. and Enstar Group Operations, Inc, both of which are currently inactive. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest in its financial statements for Castlewood Holdings' 40% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (e) Property and Equipment -- Property and equipment, which consists of leasehold improvements and furniture and fixtures, is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets, principally 3 to 7 years. Property and equipment is included in other assets in the Company's consolidated balance sheets. Property and equipment was immaterial as of December 31, 2005 and 2004.

     (f) Financial Instruments -- The Company holds certificates of deposit ("CDs") offered by commercial banks. These certificates had a weighted average maturity of approximately five months at December 31, 2005. The estimated fair value of CDs at December 31, 2005 and 2004, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.

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

     The components of accumulated other comprehensive income are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
Currency translation adjustment, net of income tax expense
  of $130 and $243..........................................  $210    $391
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

     (j) Recent Accounting Pronouncements -- In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended by FIN 46R issued in December 2003, which requires consolidation by a business enterprise of variable interest entities ("VIE") if the enterprise is determined to be the primary beneficiary. This interpretation was effective for new variable interests created or obtained after January 31, 2003 and for periods beginning after June 15, 2003 for variable interests that were acquired before February 1, 2003. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying consolidated financial statements, with Castlewood Holdings' 40% interest in the JCF CFN Entities reflected as a minority interest in the Company's financial statements. The JCF CFN Entities have been inactive since the sale of their entire interests in Green Tree in July 2004.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends SFAS No. 95, "Statement of Cash Flows." The

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
approach in SFAS 123R generally is similar to the approach described in SFAS
123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their grant date fair values. Pro forma disclosure will no longer be an alternative.

     The Company adopted SFAS 123R as of January 1, 2006 using the modified-prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005 the Company accounted for share-based payments to employees using APB 25's intrinsic value method and, as such, generally has not recognized compensation cost for employee stock options. We estimate that 2006 pretax compensation expense for stock options will be approximately $213,000.

     SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when stock options will be exercised), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $0 and $606,000 in 2005 and 2004, respectively.

     (k) Revenue Recognition -- Revenue includes interest income earned from cash, cash equivalents and certificates of deposit, the Company's proportionate share of earnings from partially owned equity affiliates, gains on sales of marketable securities and other income. Interest income is recorded when earned. The Company's proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC ("B-Line"). Prior to its sale of B-Line in the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears.

     (l) Stock-Based Compensation -- For the three years ended December 31, 2005, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors' Stock Option Plan (the "2001 Directors' Plan") and amended certain provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB 25 and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for grants under stock option/incentive plans that had an exercise price equal to the market value of the Company's underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company's common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company's stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

Company's pro forma net income and net income per share for 2005, 2004 and 2003 would have been as follows:

                                                           2005      2004      2003
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net income, as reported.................................  $19,045   $10,392   $13,226
Add: Stock-based employee compensation expense included
  in reported net income, net of income taxes...........      118       138       102
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of income taxes...........................     (365)     (555)     (361)
                                                          -------   -------   -------
Pro forma net income....................................  $18,798   $ 9,975   $12,967
                                                          =======   =======   =======
Income per common share:
  Basic -- as reported..................................  $  3.45   $  1.89   $  2.42
                                                          =======   =======   =======
  Basic -- pro forma....................................  $  3.41   $  1.81   $  2.37
                                                          =======   =======   =======
  Assuming dilution -- as reported......................  $  3.25   $  1.79   $  2.25
                                                          =======   =======   =======
  Assuming dilution -- pro forma........................  $  3.21   $  1.72   $  2.20
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

     The fair values for options granted under the Company's stock option plans were calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              2005    2004    2003
                                                              -----   -----   -----
Risk-free interest rate.....................................   3.03%   3.08%   3.88%
Dividend yield..............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  21.74%  20.46%  22.58%
Expected life, in years.....................................   4.37    2.12    2.35

     Based on these assumptions, the estimated weighted average fair value at the date of grant for options vesting during the years ended December 31, 2005, 2004 and 2003 were $9.50, $5.15 and $5.14, respectively.

     (m) Other Income -- Other income includes $400,000 for each of the three years ended December 31, 2005 in investment advisory fees charged to Castlewood Holdings and BH Acquisition, partially owned equity affiliates of the Company.

     (n) Currency Translation Adjustment -- The Company records foreign currency translation adjustments as its portion of other comprehensive income from its partially owned equity affiliates. Through their subsidiaries, Castlewood Holdings and B.H. Acquisition conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the year. The resulting exchange gains or losses are included in net income.

NOTE 3:  MARKETABLE SECURITIES

     In June 2005, the Company purchased certain shares of common stock in a publicly-traded U.S. corporation for approximately $9.5 million. The Company sold these securities for total proceeds of

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
approximately $11.2 million, resulting in a realized gain of approximately $1.8 million. This gain is included in other investment income in the Company's consolidated statements of income.

NOTE 4:  PARTIALLY OWNED EQUITY AFFILIATES

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

     As a result of this transaction, the Company's 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At December 31, 2005, the Company's beneficial ownership in B.H. Acquisition was 47.68%. The Company's combined voting interest in B.H. Acquisition is limited to 50%.

     In conjunction with the closing of the Castlewood Holdings Transaction, a wholly owned subsidiary of Castlewood Holdings completed the acquisition of two reinsurance companies in run-off, River Thames Insurance Company Limited ("River Thames"), based in London, England, and Overseas Reinsurance Corporation Limited ("Overseas Reinsurance"), based in Bermuda (collectively, the "River Thames Transaction"). The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.

     In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited ("Hudson"), a Bermuda-based company, for approximately $4.1 million. Hudson reinsured risks relating to property, casualty and workers' compensation, on a worldwide basis, and is now administering the run-off of its claims.

     Also in 2002, Castlewood Holdings capitalized Fitzwilliam (SAC) Insurance Limited ("Fitzwilliam"), a wholly owned subsidiary. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies.

     In March 2003, Castlewood Holdings and Shinsei Bank, Limited ("Shinsei") completed the acquisition of all of the outstanding capital stock of The Toa-Re Insurance Company (UK) Limited ("Toa-UK"), a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. ("Hillcot"), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK's name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings' consolidated financial statements, with the remaining

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

49.9% economic interest reflected as minority interest. J. Christopher Flowers ("Mr. Flowers"), a member of the Company's board of directors and the Company's largest shareholder, is a director and the largest shareholder of Shinsei. Castlewood Holdings' results of operations include the results of Toa-UK from the date of acquisition in March 2003.

     In August 2004, Castlewood Holdings implemented an employee stock-based compensation plan. The plan allows for the award of Castlewood Holdings' Class D non-voting shares to certain senior employees up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. As a result of awards made in 2005 and 2004, the Company's economic interest in Castlewood Holdings of 33 1/3% has been diluted by 0.70% to 32.63% as of December 31, 2005. As awarded shares vest and as additional shares are awarded in the future, the Company's economic interest could decrease to a minimum of 30.83%. The Company's voting interest will remain at 50%.

     During 2004, Castlewood Holdings, through one of its subsidiaries, invested a total of approximately $9.1 million in Cassandra Equity LLC and Cassandra Equity (Cayman) LP, (collectively, "Cassandra"), for a 27% interest in each. Cassandra was formed to invest in equity shares of a publicly traded international reinsurance company. J.C. Flowers I LP also owned a 27% interest in Cassandra. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. Mr. Flowers is the managing member of JCF Associates I LLC. In March 2005, Cassandra sold all of its holdings for total proceeds of approximately $40.0 million. Castlewood Holdings' proportionate share of the proceeds was approximately $10.8 million.

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

     In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Insurance Company of Europe Limited ("Aioi Europe"), a London-based subsidiary of Aioi Insurance Company, Limited. Aioi Europe has underwritten general insurance and reinsurance business in Europe for its own account until 2002 when it generally ceased underwriting, and placed into run-off, its general insurance and reinsurance business. The aggregate purchase price to be paid for Aioi Europe is L62 million (approximately $108 million), with L50 million in cash upon the closing of the transaction and L12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and Shinsei. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

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

     (e) Affirmative Investment LLC -- In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC ("Affirmative Investment"), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. In July 2005, the Company funded its initial capital contribution of approximately $2.6 million. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At December 31, 2005, the Company's total investment in Affirmative Investment was approximately $8.5 million, including equity in earnings from July 1 to December 31, 2005. The Company's ownership in Affirmative Investment is accounted for using the equity method of accounting.

     Also in June 2005, Affirmative Investment acquired 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. ("Affirmative Insurance"), through open market purchases. In August, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC ("NAL"), a newly formed Delaware limited liability company, for approximately $40.7 million in cash and the 1,183,000 shares of Affirmative Insurance. The remaining 50% of the membership interests of NAL were acquired by Delaware Street Capital Master Fund, LP or its affiliates ("DSC") for approximately $37.5 million in cash and 1,459,699 shares of Affirmative Insurance common stock. In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. ("VIG") and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, "Vesta"), acquired from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share. Upon the closing of the transaction with Vesta and the transfer of the shares of Affirmative Insurance from Affirmative Investment and DSC, NAL's ownership percentage in Affirmative Insurance was approximately 52.9%. Affirmative Investment's ownership in NAL is accounted for using the equity method of accounting. Affirmative Investment accounts for its investment in NAL three months in arrears.

     (f) Summarized Financial Information -- In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of December 31, 2005 and 2004 and for each of the three years

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
ended December 31, 2005. Summarized financial information for Affirmative Investment is presented as of December 31, 2005 and for the period from June 30, 2005 (date of formation) through December 31, 2005. Summarized financial information for Green Tree for 2004 is presented for the period from January 1 to July 15. The information for 2003 is presented as of December 31 and for the period from June 23 to December 31 (Green Tree was acquired in June 2003 and sold in July 2004). Summarized financial information for B-Line is presented for the period from January 1, 2003 through December 23, 2003 (date of sale). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their audited financial statements. The summarized financial information presented below for Affirmative Investment is derived from its 2005 unaudited financial statements. The summarized financial information presented below for Green Tree is derived from its 2003 audited financial statements and 2004 quarterly financial statements. Prior to the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears. In 2003, the Company recorded the results of operations of B-Line through the date of the sale. The summarized information presented below for B-Line has been derived from its unaudited quarterly financial statements.

                                                                DECEMBER 31, 2005
                                                      --------------------------------------
                                                         B.H.       CASTLEWOOD   AFFIRMATIVE
                                                      ACQUISITION    HOLDINGS    INVESTMENT
                                                      -----------   ----------   -----------
                                                              (DOLLARS IN THOUSANDS)
Total assets........................................   $105,578     $1,199,963     $60,199
Total liabilities...................................     66,733        898,513          --
Minority interest...................................         --         40,544          --
Total equity........................................     38,845        260,906      60,199

                                                                 DECEMBER 31, 2004
                                                              ------------------------
                                                                 B.H.       CASTLEWOOD
                                                              ACQUISITION    HOLDINGS
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Total assets................................................   $110,414     $1,347,853
Total liabilities...........................................     71,748      1,139,123
Minority interest...........................................         --         31,392
Total equity................................................     38,666        177,338

                                                            YEAR ENDED DECEMBER 31, 2005
                                                       --------------------------------------
                                                          B.H.       CASTLEWOOD   AFFIRMATIVE
                                                       ACQUISITION    HOLDINGS    INVESTMENT
                                                       -----------   ----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Revenue..............................................                 $22,006
Underwriting income (loss)...........................     $(552)       96,007
Operating income.....................................        --            --       $2,246
Net income...........................................       179        80,710          856

                                                          YEAR ENDED DECEMBER 31, 2004
                                                      -------------------------------------
                                                         B.H.       CASTLEWOOD
                                                      ACQUISITION    HOLDINGS    GREEN TREE
                                                      -----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Revenue.............................................                 $23,703      $262,327
Underwriting income.................................     $428         13,706            --
Operating income....................................       --             --       123,842
Net income..........................................      359         38,294        99,114

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                      YEAR ENDED DECEMBER 31, 2003
                                             -----------------------------------------------
                                                          B.H.       CASTLEWOOD
                                             B-LINE    ACQUISITION    HOLDINGS    GREEN TREE
                                             -------   -----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Revenue....................................  $67,958                  $24,746      $244,758
Underwriting income (loss).................       --      $(230)       24,044            --
Operating income...........................   20,215         --            --       100,699
Net income.................................   20,215        888        30,592        96,318

     The Company's consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $52.6 million and approximately $26.1 million at December 31, 2005 and 2004, respectively.

NOTE 5:  OTHER INVESTMENTS

     In December 2005, the Company invested approximately $3.5 million in New NIB Partners LP ("NIB Partners"), a newly formed Province of Alberta limited partnership, in exchange for an approximately .2% limited partnership interest. Castlewood Holdings, through two of its wholly-owned subsidiaries, also invested approximately $24.5 million in NIB Partners for an approximately 1.4% interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly, NIB Capital N.V.) and its affiliates ("NIBC"). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network. The Company's investment in NIB Partners is accounted for at cost.

     New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

     In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. In December 2005, the Company signed a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company's results of operations. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company's board of directors and the Company's largest shareholder. The Company does not own any real property. Including payments made to J.C. Flowers & Co. LLC, the Company incurred rent expense in the amount of $77,000, $80,000 and $80,000 for the three years ended December 31, 2005, 2004 and 2003, respectively.

     In February 2006, the Company announced that it approved a commitment of up to $25.0 million in J.C. Flowers II LP (the "J.C. Flowers Fund"), a private investment fund to be formed by J.C. Flowers & Co. LLC. The transaction is expected to close in the second quarter. The Company intends to use cash on hand to fund its commitment.

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     J.C. Flowers & Co. LLC is controlled by J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. No fees will be payable by the Company to J.C Flowers II LP, J.C. Flowers & Co. LLC, or
J. Christopher Flowers in connection with the Company's investment in the J.C. Flowers Fund.

NOTE 7:  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                              2005     2004     2003
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Current tax expense (benefit)..............................  $6,134   $ (586)  $2,299
Deferred taxes.............................................   2,783    5,395      688
                                                             ------   ------   ------
                                                             $8,917   $4,809   $2,987
                                                             ======   ======   ======

     The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

                                                            2005     2004      2003
                                                           ------   -------   -------
                                                             (DOLLARS IN THOUSANDS)
Federal income taxes at statutory rate...................  $9,507   $ 4,678   $ 5,887
State income taxes, net of federal benefit...............     (86)      502       291
Minority interest........................................      --    (1,011)     (375)
Change in valuation allowance............................    (189)      640    (2,818)
Other....................................................    (315)       --         2
                                                           ------   -------   -------
                                                           $8,917   $ 4,809   $ 2,987
                                                           ======   =======   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company's deferred taxes at December 31, 2005 and 2004:

                                                                 2005         2004
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Deferred income tax assets:
  Alternative minimum tax credit carryforwards..............   $    631     $  4,850
  Losses of partially owned equity affiliates...............      6,172        5,171
  Other.....................................................      1,262          992
                                                               --------     --------
  Deferred tax assets.......................................      8,065       11,013
  Valuation allowance.......................................     (5,624)      (5,813)
                                                               --------     --------
                                                                  2,441        5,200
                                                               --------     --------
Deferred income tax liabilities:
  Undistributed earnings of partially owned equity
     affiliates.............................................    (12,712)     (12,687)
  Other.....................................................       (130)        (243)
                                                               --------     --------
                                                                (12,842)     (12,930)
                                                               --------     --------
     Net deferred tax liabilities...........................   $ 10,401     $  7,730
                                                               ========     ========

     The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. Losses incurred by those foreign subsidiaries result in deferred tax assets. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries for the years 2005 and 2004, respectively. During 2005

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
and 2004, the Company changed the valuation allowance by approximately $(189,000) and $640,000, respectively to approximately $5.6 million and $5.8 million, respectively. During 2003, the Company decreased the valuation allowance by approximately $2.8 million to approximately $5.2 million to reflect the utilization of credits.

     The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. At December 31, 2005, the accrual of $2.3 million for tax contingencies is reflected in accrued taxes on the balance sheet.

NOTE 8:  SHAREHOLDERS' EQUITY

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

     Rights may not be exercised and are not detached from the common stock until ten days after the occurrence of a Distribution Triggering Event. The exercise price of the Rights is fixed at $40. The Rights generally are redeemable by the Board of Directors of the Company at a nominal price of $.01 per Right at any time prior to the time that they are detached from the common stock and separate certificates evidencing the Rights are delivered. As of December 31, 2005, no Rights were exercised.

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

     (b) Treasury Stock -- In April 1998, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. The Company repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan. Through this plan and a similar plan completed in the first quarter of 1998, the Company has repurchased a total of 442,351 shares for approximately $5.8 million as of December 31, 2005.

     (c) Deferred Compensation of Partially Owned Equity Affiliates -- The Company recorded its proportionate share of deferred compensation reported by Castlewood Holdings, one of its partially owned equity affiliates. The deferred compensation arose from stock based compensation awards entered into during 2002 with certain senior employees of Castlewood Holdings.

NOTE 9:  STOCK COMPENSATION

     (a) Deferred Compensation and Stock Plan for Non-Employee Directors -- In September 1997, the Company adopted a Deferred Compensation and Stock Plan for Non-Employee Directors. The purposes of this plan are to enable the Company to attract and retain qualified persons to serve as non-employee directors, to solidify the common interests of its non-employee directors and shareholders by enhancing the equity interest of non-employee directors in the Company, and to encourage the highest level of non-employee

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
director performance by providing such non-employee directors with a proprietary interest in the Company's performance and progress by permitting non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units. Approximately $853,000 and $662,000 in stock compensation were deferred under this plan as of December 31, 2005, and 2004, respectively. In May 2004 Jeffrey S. Halis resigned from the Company's board of directors. Upon his resignation, Mr. Halis was issued 12,156 shares of the Company's common stock in connection with this plan, representing approximately $225,000 in deferred compensation.

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

     In connection with the consummation of the River Thames Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $18.00 per share. These options vested on various dates through July 2004 and will expire in June 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2004 and 2003 of $19,000 and $95,000, respectively.

     In connection with the consummation of the Castlewood Holdings Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $19.25 per share. These options vested on various dates through July 2004 and will expire in September 2011. Since the market price per share of the Company's common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2004 and 2003 of $14,000 and $71,000, respectively.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     In May 2003, the Company's shareholders approved certain amendments to the Company's Incentive Plan. The amendments increased the total number of shares of common stock available to be granted under the plan from 322,500 to 522,500, and increased the aggregate number of shares of common stock that may be granted to any individual participant from 200,000 to 300,000.

     In August 2003, under the Incentive Plan, the Company granted 60,000 options to Mr. Frazer, 100,000 options to Mr. Oros, and 5,000 options to Gregory
L. Curl, a member of the Company's board of directors. The options granted to Messrs. Frazer and Oros vest in four equal annual installments starting January 1, 2005. The options granted to Mr. Curl vested on August 19, 2004. All options have an exercise price of $40.00, the closing market price on the date of grant, and expire in August 2013.

     In April 2005, under the Incentive Plan, the Company granted 5,000 options to Paul J. Collins, a member of the Company's board of directors. The options granted to Mr. Collins vest on April 4, 2006, have an exercise price of $57.81, the closing market price on the date of grant, and expire in April 2015.

     Transactions under the Company's stock option/incentive plans as of and for the three years ended December 31, 2005 are as follows:

                                                             2005      2004      2003
                                                            -------   -------   -------
Under option, January 1...................................  720,000   760,000   595,000
Granted...................................................    5,000        --   165,000
Exercised.................................................       --   (40,000)       --
                                                            -------   -------   -------
Under option, December 31.................................  725,000   720,000   760,000
                                                            =======   =======   =======
Exercisable, December 31..................................  600,000   560,000   540,000
                                                            =======   =======   =======
Available to be granted, December 31......................   52,500    57,500    57,500
                                                            =======   =======   =======
Weighted average exercise prices per share:
  Under option, January 1.................................  $ 20.21   $ 19.88   $ 14.30
  Granted.................................................    57.81        --     40.00
  Exercised...............................................       --     13.85        --
  Under option, December 31...............................    20.47     20.21     19.88
  Exercisable, December 31................................    16.25     14.56     13.85

Stock options outstanding and exercisable under these plans as of December 31, 2005 were:

                          OUTSTANDING                                    EXERCISABLE
---------------------------------------------------------------  ----------------------------
  RANGES OF                                    WEIGHTED AVERAGE
   EXERCISE     NUMBER OF   WEIGHTED AVERAGE      REMAINING      NUMBER OF   WEIGHTED AVERAGE
    PRICES       OPTIONS     EXERCISE PRICE    CONTRACTUAL LIFE   OPTIONS     EXERCISE PRICE
  ---------     ---------   ----------------   ----------------  ---------   ----------------
  $10 -- 20      555,000         $14.33           3.5 years       555,000         $14.33
   40 -- 60      170,000          40.52           7.7 years        45,000         $40.00

NOTE 10:  INCOME PER SHARE

     The table below illustrates the reconciliation between net income per common share -- basic and net income per common share -- assuming dilution for 2005, 2004 and 2003. Net income per common share -- basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share -- assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES
under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company's stock option/incentive plans (Note 9).

                                                          2005        2004        2003
                                                        ---------   ---------   ---------
                                                             (DOLLARS IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Income before extraordinary gain......................  $  19,045   $   5,977   $  13,226
Extraordinary gain, net of income taxes...............         --       4,415          --
                                                        ---------   ---------   ---------
Net income............................................  $  19,045   $  10,392   $  13,226
                                                        =========   =========   =========
Income per common share before extraordinary
  gain -- basic.......................................  $    3.45   $    1.09   $    2.42
Extraordinary gain, net of income taxes -- basic......         --         .80          --
                                                        ---------   ---------   ---------
Net income per common share -- basic..................  $    3.45   $    1.89   $    2.42
                                                        =========   =========   =========
Income per common share before extraordinary gain --
  assuming dilution...................................  $    3.25   $    1.03   $    2.25
Extraordinary gain, net of income taxes -- assuming
  dilution............................................         --         .76          --
                                                        ---------   ---------   ---------
Net income per common share -- assuming dilution......  $   3.252   $    1.79   $    2.25
                                                        =========   =========   =========
Weighted average shares outstanding -- basic..........  5,517,909   5,496,819   5,465,753
Common share equivalents..............................    338,235     304,174     415,657
                                                        =========   =========   =========
Weighted average shares outstanding -- assuming
  dilution............................................  5,856,144   5,800,993   5,881,410
                                                        =========   =========   =========

     There were 165,000 antidilutive common stock equivalents for the year ended December 31, 2003. There were no antidilutive common stock equivalents for the years ended December 31, 2005 and 2004.

NOTE 11:  SEGMENT INFORMATION

     The Company separately evaluates the performance of B.H. Acquisition and Castlewood Holdings based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities' results of operations. Because the Company separately evaluates the financial results of each of its partially owned equity affiliates on a gross basis, the amounts presented herein represent the gross results of each entity. The amounts in excess of the Company's ownership percentage are eliminated as part of the reconciliation from the gross amounts presented to the measure of profit or loss included in the consolidated financial statements. Prior to the sale of the Company's interests in Green Tree and B-Line in July 2004 and December 2003, respectively, the Company separately evaluated the performance of the JCF CFN Entities and B-Line. The Company also reviews separate financial results for Affirmative Investment and Enstar's corporate activity.

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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     The consolidated financial information for B.H. Acquisition and Castlewood Holdings is reported for all years presented. Summarized financial information for Affirmative Investment is presented as of December 31, 2005 and for the period from June 30, 2005 (date of formation) to December 31, 2005. Summarized financial information for JCF CFN for 2004 is presented for the period from January 1 to July 15. The information for 2003 is presented for the period from June 23 to December 31 (Green Tree was acquired by JCF CFN in June 2003 and sold in July 2004). Summarized financial information for B-Line is presented for the period from January 1, 2003 through December 23, 2003 (date of sale). A reconciliation of the consolidated financial information by segment to the Company's consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years ended December 31, 2005 is as follows:

                                                        DECEMBER 31, 2005
                                  -------------------------------------------------------------
                                                 B.H.       CASTLEWOOD   AFFIRMATIVE
                                  CORPORATE   ACQUISITION    HOLDINGS    INVESTMENT     TOTAL
                                  ---------   -----------   ----------   -----------   --------
                                                     (DOLLARS IN THOUSANDS)
Total reportable segment assets:
  Partially owned equity
     affiliates.................                $12,906      $85,908       $8,515      $107,329
  Corporate assets..............   $77,891                                               77,891
                                   -------      -------      -------       ------      --------
     Total......................   $77,891      $12,906      $85,908       $8,515      $185,220
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
                                             =======      =======      =======     ========

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                   YEAR ENDED DECEMBER 31, 2005
                                   ------------------------------------------------------------
                                                  B.H.       CASTLEWOOD   AFFIRMATIVE
                                   CORPORATE   ACQUISITION    HOLDINGS    INVESTMENT     TOTAL
                                   ---------   -----------   ----------   -----------   -------
                                                      (DOLLARS IN THOUSANDS)
Net underwriting (loss) income...                $  (552)     $ 96,007
Revenue..........................                               22,006
Net investment income............   $ 1,824        2,406        29,504      $(1,390)
Interest income..................     2,333                                       1
Share of net income of
  partly-owned companies.........                                  192        2,245
General and administrative
  expenses.......................    (3,110)      (2,275)      (51,783)
Amortization of run-off
  provision......................                    667
Other income.....................       402
Foreign exchange loss............                    (67)       (4,602)
                                    -------      -------      --------      -------
Income before income taxes.......     1,449          179        91,324          856
Income taxes.....................    (8,917)                      (914)
Minority interest................                               (9,700)
                                    -------      -------      --------      -------
Net income (loss)................   $(7,468)     $   179      $ 80,710      $   856
                                    =======
Company's economic ownership %...                     33%        32.63%          14%
                                                 -------      --------      -------
Earnings of partially owned
  equity affiliates..............                $    59      $ 26,334      $   120     $26,513
                                                 =======      ========      =======     =======

     The Company's economic ownership percentage in Castlewood Holdings decreased from 32.89% to 32.63% during the second quarter of 2005. The Company's economic ownership percentage used in the above table represents a weighted average for the year (Note 4).

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

                                                          YEAR ENDED DECEMBER 31, 2004
                                             -------------------------------------------------------
                                                            B.H.       CASTLEWOOD
                                             CORPORATE   ACQUISITION    HOLDINGS    JCF CFN   TOTAL
                                             ---------   -----------   ----------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Net underwriting income....................                $   428      $ 13,706
Revenue....................................                               23,703
Net investment income......................                  1,489        10,502
Interest income............................   $   983
Share of net income of partly-owned
  companies................................                                6,881    $4,255
General and administrative expenses........    (2,981)      (2,839)      (36,967)
Amortization of run-off provision..........                  1,333
Gain on sale of Green Tree.................     6,911
Other income...............................       498           90
Foreign exchange gain (loss)...............                   (142)        3,731
                                              -------      -------      --------    ------
Income before income taxes.................     5,411          359        21,556     4,255
Income taxes...............................    (7,550)                    (1,924)
Minority interest..........................    (2,973)                    (3,097)
                                              -------      -------      --------    ------
Income (loss) before extraordinary gain....    (5,112)         359        16,535     4,255
Extraordinary gain.........................                               21,759
                                              -------      -------      --------    ------
Net income (loss)..........................   $(5,112)     $   359      $ 38,294    $4,255
                                              =======
Company's economic ownership %.............                     33%        32.95%
                                                           -------      --------    ------
                                                                          12,618
Company's portion of earnings from JCF
  CFN......................................                               (1,487)
Company's portion of pre-tax extraordinary
  gain.....................................                               (7,156)
                                                                        --------
Earnings of partially owned equity
  affiliates...............................                $   118      $  3,975    $4,255    $8,348
                                                           =======      ========    ======    ======

     The income tax amount of $7,550,000 included in the corporate segment includes $2,741,000 which is netted against the Company's proportionate share of an extraordinary gain in the Company's consolidated statement of income. The Company's economic ownership percentage in Castlewood Holdings decreased from

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

33 1/3% to 32.89% during the three months ended September 30, 2004. The Company's economic ownership percentage used in the above table represents a weighted average for the year (Note 4).

                                                    YEAR ENDED DECEMBER 31, 2003
                                 -------------------------------------------------------------------
                                                           B.H.       CASTLEWOOD
                                 CORPORATE    B-LINE    ACQUISITION    HOLDINGS    JCF CFN    TOTAL
                                 ---------   --------   -----------   ----------   -------   -------
                                                       (DOLLARS IN THOUSANDS)
Net underwriting income
  (loss).......................                           $  (230)     $ 24,044
Revenue........................              $ 67,958                    24,746
Net investment income..........                             1,331         7,072
Interest income................   $   821
Share of net income of partly-
  owned companies..............                                           1,623    $4,236
General and administrative
  expenses.....................    (3,105)    (38,890)     (1,648)      (22,654)
Amortization of run-off
  provision....................                               500
Interest expense...............                (8,853)
Gain on sale of B-Line.........     3,256
Other income...................       484                       8
Foreign exchange gain..........                               927         2,362
                                  -------    --------     -------      --------    ------
Income before income taxes.....     1,456      20,215         888        37,193     4,236
Income taxes...................    (2,987)                               (1,490)
Minority interest..............    (1,103)                               (5,111)
                                  -------    --------     -------      --------    ------
Net income (loss)..............   $(2,634)   $ 20,215     $   888      $ 30,592    $4,236
                                  =======
Company's economic ownership
  %............................                  8.34%         33%       33 1/3%
                                             --------     -------      --------    ------
                                                                         10,197
Company's portion of earnings
  from JCF CFN.................                                            (552)
                                                                       --------
Earnings of partially owned
  equity affiliates............              $  1,686     $   293      $  9,645    $4,236    $15,860
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

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 12:  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     A summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 is as follows:

                                                                               QUARTER
                                                           -----------------------------------------------
                                                             FIRST      SECOND       THIRD        FOURTH
                                                           ---------   ---------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             (UNAUDITED)
YEAR ENDED DECEMBER 31, 2005:
Interest income..........................................   $  482      $  561      $   608      $   682
Other investment income..................................                  604          487          733
Earnings of partially owned equity affiliates............      265       1,046        1,186       24,016
Other income.............................................      100         101          100          101
General and administrative expenses......................     (780)       (861)        (617)        (852)
                                                            ------      ------      -------      -------
Income before income taxes...............................       67       1,451        1,764       24,680
Income taxes.............................................      (28)       (655)        (794)      (7,440)
                                                            ------      ------      -------      -------
Net income...............................................   $   39      $  796      $   970      $17,240
                                                            ======      ======      =======      =======
Net income per common share -- basic.....................   $ 0.01      $ 0.14      $  0.18      $  3.12
                                                            ======      ======      =======      =======
Net income per common share -- assuming dilution.........   $ 0.01      $ 0.14      $  0.17      $  2.93
                                                            ======      ======      =======      =======
YEAR ENDED DECEMBER 31, 2004:
Interest income..........................................   $  177      $  201      $   259      $   346
Earnings of partially owned equity affiliates............    3,000       1,980         (237)       3,605
Gain on sale of Green Tree...............................                             6,911
Other income.............................................      100         198          100          100
General and administrative expenses......................     (727)       (780)        (610)        (864)
                                                            ------      ------      -------      -------
Income before income taxes, minority interest and
  extraordinary gain.....................................    2,550       1,599        6,423        3,187
Income taxes.............................................     (829)       (450)      (2,093)      (1,437)
                                                            ------      ------      -------      -------
Income before minority interest and extraordinary gain...    1,721       1,149        4,330        1,750
Minority interest........................................     (623)       (446)      (1,904)
                                                            ------      ------      -------      -------
Income before extraordinary gain.........................    1,098         703        2,426        1,750
Extraordinary gain, net of income taxes..................                                          4,415
                                                            ------      ------      -------      -------
Net income...............................................   $1,098      $  703      $ 2,426      $ 6,165
                                                            ======      ======      =======      =======
Income per common share before extraordinary
  gain -- basic..........................................   $ 0.20      $ 0.13      $  0.44      $  0.32
Extraordinary gain, net of income taxes -- basic.........                                           0.80
                                                            ------      ------      -------      -------
Net income per common share -- basic.....................   $ 0.20      $ 0.13      $  0.44      $  1.12
                                                            ======      ======      =======      =======
Income per common share before extraordinary
  gain -- assuming dilution..............................   $ 0.19      $ 0.12      $  0.42      $  0.30
Extraordinary gain, net of income taxes -- assuming
  dilution...............................................                                           0.76
                                                            ------      ------      -------      -------
Net income per common share -- assuming dilution.........   $ 0.19      $ 0.12      $  0.42      $  1.06
                                                            ======      ======      =======      =======

                    THE ENSTAR GROUP, INC. AND SUBSIDIARIES

     The Company recorded other investment income in the second, third and fourth quarters of 2005. Other investment income is comprised of gains on sales of marketable securities and dividend income.

     The substantial increase in earnings from partially owned equity affiliates in the fourth quarter of 2005 was primarily attributable to an increase in underwriting income by Castlewood Holdings. This increase in underwriting income was attributable to the reduction in estimates of ultimate losses that arose from commutations, policy buy-backs and settlement of losses in the year below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.

     The Company recorded a minority interest for Castlewood Holdings' portion of earnings from the JCF CFN Entities in the first, second and third quarters of 2004.

     In the fourth quarter of 2004, the Company recorded an extraordinary gain of approximately $4.4 million, net of income taxes. This gain represents the Company's proportionate share of the excess of the fair value of net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings.

NOTE 13:  SUBSEQUENT EVENTS

     In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Insurance Company of Europe Limited ("Aioi Europe"), a London-based subsidiary of Aioi Insurance Company, Limited. The aggregate purchase price to be paid for Aioi Europe is L62 million (approximately $108 million), with L50 million in cash upon the closing of the transaction and L12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and Shinsei. Castlewood Holdings' commitment is proportionate to its 50.1% ownership percentage in Hillcot. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006.

     In February 2006, the Company announced that it approved a commitment of up to $25.0 million in J.C. Flowers II LP (the "J.C. Flowers Fund"), a private investment fund to be formed by J.C. Flowers & Co. LLC. The transaction is expected to close in the second quarter of 2006. The Company intends to use cash on hand to fund its commitment.

     In March 2006, the Company announced that its partially owned equity affiliate, Castlewood Holdings, approved a commitment of up to $75.0 million in the J.C. Flowers Fund. Castlewood Holdings intends to use cash on hand to fund its commitment.

     J.C. Flowers & Co. LLC is controlled by J. Christopher Flowers, a member of the Company's board of directors and the Company's largest shareholder. No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or J. Christopher Flowers in connection with the Company's or Castlewood Holdings' investment in the J.C. Flowers Fund.

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

ITEM 9B.  OTHER INFORMATION

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

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) 1. Financial Statements

          The following financial statements are set forth under Item 8 of this Annual Report and are for the fiscal period ended December 31, 2005.

Management Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

        2. Financial Statement Schedules

     The following financial statements of Castlewood Holdings are filed as schedules to this Annual Report and are for the fiscal period ended December 31, 2005.

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....  F-2
Consolidated Balance Sheets as of December 31, 2005 and
  2004......................................................  F-3
Consolidated Statements of Earnings for the years ended
  December 31, 2005, 2004 and 2003..........................  F-4
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2005, 2004 and 2003..............  F-5
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2005, 2004 and 2003......  F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003..........................  F-7
Notes to the Consolidated Financial Statements..............  F-9

     The following financial statements of B.H. Acquisition are filed as schedules to this Annual Report and are for the fiscal period ended December 31, 2005.

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....  F-25
Consolidated Balance Sheets as of December 31, 2005 and
  2004......................................................  F-26
Consolidated Statements of Earnings and Retained Earnings
  for the years ended December 31, 2005, 2004 and 2003......  F-27
Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003..........................  F-28
Notes to the Consolidated Financial Statements..............  F-29

          3. Exhibits

REFERENCE
NUMBER                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
   2.1      Shareholders Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.1 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.2      Investment Agreement, dated as of July 3, 2000, among B.H.
            Acquisition Limited, the Company and the other parties
            thereto (incorporated by reference to Exhibit 2.2 to the
            Current Report on Form 8-K, dated July 18, 2000).
   2.3      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A. and B.H. Acquisition Limited
            (incorporated by reference to Exhibit 2.3 to the Current
            Report on Form 8-K, dated July 18, 2000).
   2.4      Share Sale and Purchase Agreement, dated as of March 31,
            2000, between PetroFina S.A., Brittany Holdings Limited and
            B.H. Acquisition Limited (incorporated by reference to
            Exhibit 2.4 to the Current Report on Form 8-K, dated July
            18, 2000).
   2.5      Share Purchase and Capital Commitment Agreement, dated as of
            October 1, 2001, between the Company, Castlewood Holdings,
            Trident, Marsh & McLennan Capital Professionals Fund, L.P.,
            Marsh & McLennan Employees' Securities Company, L.P. and the
            other parties thereto (incorporated by reference to Exhibit
            2.1 to the Current Report on Form 8-K, dated December 13,
            2001).
   2.6      Amendment No. 1 and Waiver of Certain Closing Conditions to
            the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to
            Exhibit 2.2 to the Current Report on Form 8-K, dated
            December 13, 2001).
   2.7      Purchase and Sale Agreement, dated March 10, 2004, by and
            among J.C. Flowers I L.P., JCF CFN LLC, JCF CFN II LLC, JCF
            AIV II LP, JCF AIV III LP, JCF Associates I LLC and FIT CFN
            Holdings LLC (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated March 23, 2004).
   2.8      Purchase and Sale Agreement, dated October 29, 2004, by and among Zurich Insurance Company, Harper Holding Sarl and
            Kenmare Holdings Limited (incorporated by reference to
            Exhibit 99.2 to the Current Report on Form 8-K, dated
            November 4, 2004).
   2.9      Sale and Purchase Agreement, dated October 29, 2004, by and among Zurich Insurance Company, Harper Holding Sarl, and
            Kenmare Holdings Limited (incorporated by reference to
            Exhibit 99.2 to the Current Report on Form 8-K/A dated
            November 12, 2004).
   3.1      Articles of Incorporation of the Company, as amended on June
            10, 1998 (incorporated by reference to Exhibit 3.1 to the
            Quarterly Report on Form 10-Q, dated August 4, 1998).
   3.2      Bylaws of the Company, as amended on May 20, 1999
            (incorporated by reference to Exhibit 3.2 to the Quarterly
            Report on Form 10-Q, dated August 6, 1999).
   4.1      Rights Agreement between the Company and American Stock
            Transfer & Trust Company, as Rights Agent, dated as of
            January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10,
            dated March 27, 1997).
   4.2      Amendment Agreement, dated as of October 20, 1998, to the
            Rights Agreement, dated as of January 20, 1997, between the
            Company and American Stock Transfer & Trust Company
            (incorporated by reference to Exhibit 10.2 to the Current
            Report on Form 8-K dated October 20, 1998).
  10.1      1997 Amended CEO Stock Option Plan (incorporated by
            reference to Appendix A to the Proxy Statement for the
            Annual Meeting of Shareholders, dated May 23, 1997).*
  10.2      1997 Amended Outside Directors' Stock Option Plan
            (incorporated by reference to Appendix B to the Proxy
            Statement for the Annual Meeting of Shareholders, dated May
            23, 1997).*

REFERENCE
NUMBER                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
  10.3      1997 Amended Omnibus Incentive Plan (incorporated by
            reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 2001).*
  10.4      Amendment to 1997 Amended Omnibus Incentive Plan
            (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders, dated April 22,
            2003).*
  10.5      2001 Outside Directors' Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual
            Meeting of Shareholders, dated May 8, 2001).*
  10.6      Revolving Credit Note, dated July 31, 1997, made by the
            Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
  10.7      Stock Pledge Agreement between the Company and First Union
            National Bank, dated July 31, 1997 (incorporated by
            reference to Exhibit 10.2 to the Quarterly Report on Form
            10-Q, dated August 14, 1997).
  10.8      Deferred Compensation and Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 99.1 to the
            Quarterly Report on Form 10-Q, dated October 30, 1997).*
  10.9      Investment Agreement, dated October 20, 1998, between the
            Company and J. Christopher Flowers, together with certain
            exhibits thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 1998).
  10.10     Form of Severance Benefits Agreement between the Company and each of Nimrod T. Frazer, Cheryl D. Davis and Amy M.
            Dunaway, each dated May 21, 1998 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated
            March 29, 1999).*
  10.11     Amended and Restated Employment Agreement between the
            Company and John Oros dated March 2, 2000 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated March 22, 2000).*
  10.12     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and Nimrod T. Frazer
            (incorporated by reference to Exhibit 10.1 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).*
  10.13     Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and John Oros
            (incorporated by reference to Exhibit 10.2 to the Quarterly
            Report on Form 10-Q, dated November 14, 2001).*
  10.14     Limited Liability Company Agreement of JCF CFN LLC, dated as of December 19, 2002, between JCF Associates I, LLC and the
            Company (incorporated by reference to Exhibit 10.13 to the
            Annual Report on Form 10-K, dated March 31, 2003).
  10.15     Agreement Relating to the Sale and Purchase of the Entire
            Issued Share Capital of Toa-UK, dated as of March 27, 2003, between The Toa Reinsurance Company, Limited, Hillcot,
            Castlewood Holdings and Shinsei (incorporated by reference to the Amended Current Report on Form 8-K/A, dated June 12,
            2003).
  10.16     Amendment No. 1, dated as of June 20, 2003, to the Limited
            Liability Company Agreement of JCF CFN LLC, dated as of
            December 19, 2002 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated July 2, 2003).
  10.17     Limited Liability Company Agreement of JCF CFN II, LLC,
            dated as of June 20, 2003, between JCF Associates I, LLC,
            the Company and Castlewood Holdings Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated July 2, 2003).
  10.18     Subscription Agreement, dated as of June 30, 2005, between
            Affirmative Investment LLC, J.C. Flowers I LP and the
            Company (incorporated by reference to Exhibit 10.1 to the
            Quarterly Report on Form 10-Q, dated August 9, 2005).

REFERENCE
NUMBER                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
  10.19     Limited Liability Company Agreement of Affirmative
            Investment LLC, dated as of June 30, 2005, between
            Affirmative Associates LLC, J.C. Flowers I LP and the
            Company (incorporated by reference to Exhibit 10.2 to the
            Quarterly Report on Form 10-Q, dated August 9, 2005).
  14        Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K, dated March 15, 2004).
  21        Subsidiaries of The Enstar Group, Inc. as of March 16, 2006.
  31.1      Certification of Chief Executive Officer pursuant to Rule
            13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
            of 1934 as adopted under Section 302 of the Sarbanes-Oxley
            Act of 2002.
  31.2      Certification of Chief Financial Officer pursuant to Rule
            13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
            of 1934 as adopted under Section 302 of the Sarbanes-Oxley
            Act of 2002.
  32.1      Certification of Chief Executive Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2      Certification of Chief Financial Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 16, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/ NIMROD T. FRAZER                    Chairman of the Board of          March 16, 2006
  ----------------------------------------------------      Directors and Chief Executive
                    Nimrod T. Frazer                        Officer (Principal Executive
                                                            Officer)

                  /s/ CHERYL D. DAVIS                     Chief Financial Officer, Vice     March 16, 2006
  ----------------------------------------------------      President of Corporate Taxes
                    Cheryl D. Davis                         and Secretary (Principal
                                                            Financial and Accounting
                                                            Officer)

                    /s/ JOHN J. OROS                      President and Chief Operating     March 16, 2006
  ----------------------------------------------------      Officer
                      John J. Oros

                 /s/ T. WHIT ARMSTRONG                    Director                          March 16, 2006
  ----------------------------------------------------
                   T. Whit Armstrong

                  /s/ PAUL J. COLLINS                     Director                          March 16, 2006
  ----------------------------------------------------
                    Paul J. Collins

                  /s/ GREGORY L. CURL                     Director                          March 16, 2006
  ----------------------------------------------------
                    Gregory L. Curl

                   /s/ T. WAYNE DAVIS                     Director                          March 16, 2006
  ----------------------------------------------------
                     T. Wayne Davis

               /s/ J. CHRISTOPHER FLOWERS                 Director                          March 16, 2006
  ----------------------------------------------------
                 J. Christopher Flowers

                          CASTLEWOOD HOLDINGS LIMITED

 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC
                                ACCOUNTING FIRM

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
  Castlewood Holdings Limited

We have audited the accompanying consolidated balance sheets of Castlewood Holdings Limited and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Castlewood Holdings Limited and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 1, 2006

                          CASTLEWOOD HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004
         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                 2005         2004
                                                              ----------   ----------
                                       ASSETS
Cash and cash equivalents...................................  $  280,212   $  301,969
Restricted cash and cash equivalents........................      65,117       48,487
Investments classified as available for sale, at fair
  value.....................................................     216,624      304,558
Investments classified as held to maturity, at amortized
  cost......................................................     296,584      228,232
Investments classified as trading securities, at fair
  value.....................................................          --       58,845
Other investments...........................................      26,360           --
Accrued interest receivable.................................       2,805        2,861
Accounts receivable.........................................       8,227        7,479
Reinsurance balances receivable.............................     250,229      341,627
Investment in partly-owned companies........................      17,480       28,101
Goodwill....................................................      21,222       21,222
Other assets................................................      15,103        4,472
                                                              ----------   ----------
Total Assets................................................  $1,199,963   $1,347,853
                                                              ==========   ==========

                                     LIABILITIES
Losses and loss adjustment expenses.........................  $  806,559   $1,047,313
Reinsurance balances payable................................      30,844       62,396
Accounts payable and accrued liabilities....................      35,337       23,349
Income taxes payable........................................         282        1,101
Other liabilities...........................................      25,491        4,964
                                                              ----------   ----------
Total Liabilities...........................................     898,513    1,139,123
                                                              ----------   ----------
Minority Interest...........................................      40,544       31,392
                                                              ----------   ----------
                                SHAREHOLDERS' EQUITY
Share capital
Authorized issued and fully paid, par value $1 each
  (Authorized 2005: 99,000,000; 2004: 99,000,000)
  Ordinary shares (Issued 2005: 18,539; 2004: 18,395).......          19           18
  Ordinary non-voting redeemable shares (Issued 2005:
     22,641,774; 2004: 22,893,662)..........................      22,642       22,894
Additional paid-in capital..................................      89,090       85,341
Deferred compensation.......................................        (112)        (371)
Accumulated other comprehensive income......................       1,010        1,909
Retained earnings...........................................     148,257       67,547
                                                              ----------   ----------
Total Shareholders' Equity..................................     260,906      177,338
                                                              ----------   ----------
Total Liabilities and Shareholders' Equity..................  $1,199,963   $1,347,853
                                                              ==========   ==========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2005      2004      2003
                                                              --------   -------   -------
Income
  Underwriting income.......................................  $ 96,007   $13,706   $24,044
  Consulting fees...........................................    22,006    23,703    24,746
  Net investment income.....................................    28,236    11,102     7,170
  Net realized gains (losses)...............................     1,268      (600)      (98)
  Net foreign exchange (loss) gain..........................    (4,602)    3,731     2,362
                                                              --------   -------   -------
                                                               142,915    51,642    58,224
                                                              --------   -------   -------
Expenses
  Salaries and benefits.....................................    40,821    26,290    15,661
  General and administrative expenses.......................    10,962    10,677     6,993
                                                              --------   -------   -------
                                                                51,783    36,967    22,654
                                                              --------   -------   -------
Earnings before income taxes, minority interest and share of
  net earnings of partly-owned companies....................    91,132    14,675    35,570
Income taxes................................................      (914)   (1,924)   (1,490)
Minority interest...........................................    (9,700)   (3,097)   (5,111)
Share of net earnings of partly-owned companies.............       192     6,881     1,623
                                                              --------   -------   -------
Net earnings before extraordinary gain......................    80,710    16,535    30,592
Extraordinary gain -- negative goodwill.....................        --    21,759        --
                                                              --------   -------   -------
Net earnings................................................  $ 80,710   $38,294   $30,592
                                                              ========   =======   =======

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2005      2004      2003
                                                              -------   -------   -------
Net earnings................................................  $80,710   $38,294   $30,592
                                                              -------   -------   -------
Other comprehensive income:
  Unrealized holding gains (losses) on investments arising
     during the period......................................    1,268      (609)   (4,400)
  Reclassification adjustment for net realized (gains)
     losses included in net earnings........................   (1,268)      600     4,289
  Unrealized (losses) gains on investments of
     partially-owned equity affiliate arising during the
     year...................................................       --      (340)      340
  Currency translation adjustment...........................     (899)      539       879
                                                              -------   -------   -------
Other comprehensive income:.................................     (899)      190     1,108
                                                              -------   -------   -------
Comprehensive income........................................  $79,811   $38,484   $31,700
                                                              =======   =======   =======

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                    ACCUMULATED
                                       ADDITIONAL                      OTHER
                             SHARE      PAID-IN       DEFERRED     COMPREHENSIVE   RETAINED
                            CAPITAL     CAPITAL     COMPENSATION   INCOME (LOSS)   EARNINGS    TOTAL
                            --------   ----------   ------------   -------------   --------   --------
Opening balance, January
  1, 2003.................  $ 40,520    $67,878       $(1,748)        $  611       $ 60,212   $167,473
Redemption of Class E
  shares..................   (12,990)        --            --             --             --    (12,990)
Amortization of deferred
  compensation............        --         --           896             --             --        896
Contribution of capital...        --     14,338            --             --             --     14,338
Dividend paid.............        --         --            --             --        (53,801)   (53,801)
Net earnings..............        --         --            --             --         30,592     30,592
Other comprehensive
  income..................        --         --            --          1,108             --      1,108
                            --------    -------       -------         ------       --------   --------
December 31, 2003.........    27,530     82,216          (852)         1,719         37,003    147,616
Redemption of Class E
  shares..................    (4,618)        --            --             --             --     (4,618)
Amortization of deferred
  compensation............        --         --           481             --             --        481
Grant of Class D shares...        --      3,125            --             --             --      3,125
Dividend paid.............        --         --            --             --         (7,750)    (7,750)
Net earnings..............        --         --            --             --         38,294     38,294
Other comprehensive
  income..................        --         --            --            190             --        190
                            --------    -------       -------         ------       --------   --------
December 31, 2004.........    22,912     85,341          (371)         1,909         67,547    177,338
Redemption of Class E
  shares..................      (252)        --            --             --             --       (252)
Redemption of Class D
  shares..................        --        (30)           --             --             --        (30)
Amortization of deferred
  compensation............        --         --           259             --             --        259
Grant of Class D shares...         1      3,779            --             --             --      3,780
Net earnings..............        --         --            --             --         80,710     80,710
Other comprehensive
  income..................        --         --            --           (899)            --       (899)
                            --------    -------       -------         ------       --------   --------
December 31, 2005.........  $ 22,661    $89,090       $  (112)        $1,010       $148,257   $260,906
                            ========    =======       =======         ======       ========   ========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2005       2004      2003
                                                              ---------   -------   -------
OPERATING ACTIVITIES:
Net earnings................................................  $  80,710   $38,294   $30,592
  Adjustments to reconcile net earnings to net cash flows
     (used in) provided by operating activities:
     Minority interest......................................      9,700     3,097     5,111
     Negative goodwill......................................         --   (21,759)       --
     Share of net earnings of partly-owned companies........       (192)   (6,881)   (1,623)
     Depreciation and amortization..........................        493       462       375
     Amortization of deferred compensation..................        259       481       896
     Amortization of bond premiums and discounts............        564       304       581
     Net realized (gains) losses on sale of securities
       available-for-sale...................................     (1,768)      600        98
     Net realized loss on trading securities................        500        --        --
     Change in net unrealized holding losses on trading
       securities...........................................         --       471        --
     Class D share stock compensation.......................      3,780     3,125        --
     Changes in assets and liabilities:
       Proceeds on sale of trading securities...............     76,695        --        --
       Accrued interest receivable..........................         56     1,275     3,531
       Accounts receivable..................................     (1,397)    1,536    (2,906)
       Reinsurance balances receivable......................    116,887    33,349    13,030
       Other assets.........................................    (10,579)   (1,088)     (167)
       Losses and loss adjustment expenses..................   (282,718)  (56,084)  (31,262)
       Reinsurance balances payable.........................    (31,552)       91     9,776
       Accounts payable and accrued liabilities.............     12,424     2,758    (5,560)
       Income taxes payable.................................       (802)      (46)      406
       Other liabilities....................................     20,619       959       726
                                                              ---------   -------   -------
       Net cash flows (used in) provided by operating
          activities........................................     (6,321)      944    23,604
                                                              ---------   -------   -------

                                  (Continued)

                          CASTLEWOOD HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2005        2004       2003
                                                             ---------   --------   ---------
Investing activities:
  Cash acquired on purchase of subsidiaries................  $  18,006   $109,149   $  25,734
  Cash used for purchase of subsidiaries...................     (1,445)    (4,455)    (46,426)
  Cash used for investment in partly-owned companies.......         --     (9,147)    (10,200)
  Distributions from partly-owned companies................     10,813     16,395         193
  Proceeds from sale of available-for-sale securities......    201,712    184,973     234,565
  Purchase of available-for-sale securities................   (112,010)   (76,600)   (210,151)
  Maturity of held-to-maturity securities..................     46,220     14,563      53,042
  Purchase of held-to-maturity securities..................   (133,492)        --          --
  Purchase of other investments............................    (26,360)        --          --
  Movement in restricted cash & cash equivalents...........    (16,630)   (37,279)     (4,650)
  Purchase of fixed assets.................................       (887)      (571)       (441)
                                                             ---------   --------   ---------
       Net cash flows (used in) provided by investing
          activities.......................................    (14,073)   197,028      41,666
                                                             ---------   --------   ---------
Financing activities:
  Contribution of capital..................................         --         --      14,338
  Redemption of Class E shares.............................       (252)    (4,618)    (12,990)
  Redemption of Class D shares.............................        (30)        --          --
  Dividend paid............................................         --     (7,750)    (53,801)
  Dividend paid to minority interest.......................       (548)        --          --
  Acquisition of shares and contribution to surplus of
     subsidiary by minority interest.......................         --         --      23,184
                                                             ---------   --------   ---------
       Net cash flows used in financing activities.........       (830)   (12,368)    (29,269)
                                                             ---------   --------   ---------
Translation adjustment.....................................       (533)       345         661
                                                             ---------   --------   ---------
Net (decrease) increase in cash and cash equivalents.......    (21,757)   185,949      36,662
Cash and cash equivalents, beginning of year...............    301,969    116,020      79,358
                                                             ---------   --------   ---------
Cash and cash equivalents, end of year.....................  $ 280,212   $301,969   $ 116,020
                                                             =========   ========   =========
SUPPLEMENT CASH FLOW INFORMATION
Income taxes paid..........................................  $  (1,733)  $ (1,932)  $    (978)
                                                             =========   ========   =========

        See accompanying notes to the consolidated financial statements

                          CASTLEWOOD HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003
         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS

     Castlewood Holdings Limited ("Castlewood Holdings") and its subsidiaries (the "Company") acquire and manage insurance and reinsurance companies in run-off, and provide management, consultancy and other services to the insurance and reinsurance industry.

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

  BASIS OF CONSOLIDATION

     The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

  CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash and cash equivalents.

  INVESTMENTS

     Mutual funds, whose underlying assets consist of investments having maturities of greater than six and less than twelve months when purchased, are classified as available-for-sale securities and are carried at fair value, with unrealized holding gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Debt securities classified as held-to-maturity securities are carried at purchase cost adjusted for amortization of premiums and discounts. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities. Debt securities classified as trading securities are carried at fair value, with unrealized holding gains and losses recognized within the net earnings.

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

  OTHER INVESTMENTS

     The Company accounts for its other investments at fair value based on the most recently available financial information. The Company has no significant influence and does not participate in the management of these investments. Interest, dividend income, income distributions and realized gains and losses are included in net investment income.

  INVESTMENT IN PARTLY-OWNED COMPANIES

     Investment in partly-owned companies, where the Company has significant influence, are carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company's share of after-tax earnings or losses, unrealized investment gains and losses and reduced by dividends received.

  PREMIUMS

     Premiums are recognized as revenue on a pro-rata basis over the periods of the respective policies and contracts of reinsurance. Premiums which are subject to adjustments are estimated based upon available information. Any variances from the estimates are recorded in the periods in which they become known. Reinstatement premiums are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are earned on a pro-rata basis over the remaining risk period.

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

                          CASTLEWOOD HOLDINGS LIMITED

  RECLASSIFICATIONS

     Certain balances of the 2004 and 2003 figures have been reclassified to conform to the 2005 presentation.

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

  DERIVATIVE INSTRUMENTS

     The Company accounts for its derivative instruments using FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company uses investment derivatives to manage currency exposures and will also enter into such instruments to obtain exposure to a specific transaction. None of these derivatives are designated as hedges, and accordingly, financial options and foreign currency forward contracts entered into during 2005, 2004 and 2003 were carried at fair value, with the corresponding realized and unrealized gains and losses included in net investment income in the consolidated statements of earnings. No derivatives were held as at December 31, 2005 and 2004.

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

  STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock awards. The intrinsic value method has been used to account for stock based employee compensation. Pursuant to APB Opinion No. 25, compensation expense for employee stock awards is measured at the fair value of the shares at the date of grant and recognized as the awards vest using the straight-line method. Had the Company applied FAS No. 123 "Accounting for Stock-Based Compensation" in accounting for its restricted share awards, compensation expense and net earnings would not have changed in 2005 and 2004.

                          CASTLEWOOD HOLDINGS LIMITED

3.  ACQUISITIONS

  2003

     In 2003, a 50.1% owned subsidiary of Castlewood Holdings, Hillcot Holdings Ltd., completed the acquisition of Hillcot Reinsurance Company Limited ("Hillcot"), (formerly Toa-Re Insurance Company (UK) Limited), a reinsurance company based in London, England.

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
                                                              =========

  2004

     In 2004, Castlewood Holdings, through its wholly owned subsidiary, Kenmare Holdings Ltd., completed the acquisition of Mercantile Indemnity Company Ltd, Harper Insurance Limited ("Harper"), (formerly Turegum Insurance Company) and Longmynd Insurance Company Ltd. (formerly Security Insurance (UK) Ltd.).

     The purchase price and fair value of assets acquired were as follows:

Purchase price..............................................   $  3,581
Direct costs of acquisition.................................        874
                                                               --------
Total purchase price........................................   $  4,455
                                                               ========
Net assets acquired at fair value...........................   $ 26,214
                                                               ========
Excess of net assets over purchase price (negative
  goodwill).................................................   $(21,759)
                                                               ========

     The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as at the date of the acquisitions:

Cash, investments and accrued interest......................  $ 560,568
Reinsurance balances receivable.............................    200,243
Losses and loss adjustment expenses.........................   (732,779)
Accounts payable and accrued liabilities....................     (1,818)
                                                              ---------
Net assets acquired at fair value...........................  $  26,214
                                                              =========

                          CASTLEWOOD HOLDINGS LIMITED

     The seller of Harper has indemnified Castlewood Holdings for adverse loss development subject to certain limits. Reinsurance balances receivable acquired include $88,379 in relation to these indemnities.

  2005

     In 2005, Castlewood Holdings, through its wholly owned subsidiary, Kenmare Holdings Ltd., completed the acquisition of Fieldmill Insurance Company Limited (formerly Harleysville Insurance Company (UK) Limited).

     The purchase price and fair value of assets acquired were as follows:

Purchase price..............................................  $1,403
Direct costs of the acquisition.............................      42
                                                              ------
Total purchase price........................................  $1,445
                                                              ======
Net assets acquired at fair value...........................  $1,445
                                                              ======

     The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash and investments........................................  $ 18,006
Reinsurance balances receivable.............................    25,489
Losses and loss adjustment expenses.........................   (41,965)
Accounts payable and accrued liabilities....................       (85)
                                                              --------
Net assets acquired at fair value...........................  $  1,445
                                                              ========

     The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management's run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

     In December 2005, a 50.1% owned subsidiary of Castlewood Holdings reached agreement to purchase AIOI Insurance Company of Europe, a reinsurance company based in London, England, for total consideration of L62 million. The purchase is scheduled to close by March 31, 2006.

4.  RESTRICTED CASH AND CASH EQUIVALENTS

     Cash and cash equivalents in the amount of $65,117 and $48,487 as of December 31, 2005 and 2004 respectively, are restricted for use as collateral against letters of credit, in the amount of $47,848 and $45,287 as of December 31, 2005 and 2004, respectively, and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

5.  INVESTMENTS

  AVAILABLE-FOR-SALE:

     The cost and fair value of investments in mutual funds classified as available-for-sale as at December 31, 2005 and 2004 were $216,624 and $304,558, respectively.

     Mutual funds invest in fixed income and money market securities denominated in U.S. dollars, with average target duration of nine months. The mutual funds can be redeemed on a single trading day's notice.

                          CASTLEWOOD HOLDINGS LIMITED

  HELD-TO-MATURITY:

     The amortized cost and estimated fair value of investments in debt securities held-to-maturity are as follows:

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                                             AMORTIZED    HOLDING      HOLDING       FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
As at December 31, 2005
U.S. Treasury securities...................  $120,568     $    --      $(2,075)    $118,493
U.S. Agencies securities...................    98,409          --       (1,229)      97,180
Corporate debt securities..................    77,607          --       (2,010)      75,597
                                             --------     -------      -------     --------
                                             $296,584     $    --      $(5,314)    $291,270
                                             ========     =======      =======     ========

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                                             AMORTIZED    HOLDING      HOLDING       FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
As at December 31, 2004
U.S. Treasury securities...................  $151,436     $    --      $(1,003)    $150,433
U.S. Agencies securities...................    20,414          --         (135)      20,279
Corporate debt securities..................    56,382           3         (426)      55,959
                                             --------     -------      -------     --------
                                             $228,232     $     3      $(1,564)    $226,671
                                             ========     =======      =======     ========

     The gross unrealized losses on held-to-maturity debt securities are split as follows:

                                                               2005     2004
                                                              ------   ------
Due within one year.........................................  $  666   $  181
After 1 through 5 years.....................................   3,674      991
After 5 through 10 years....................................     283       61
After 10 years..............................................     691      331
                                                              ------   ------
                                                              $5,314   $1,564
                                                              ======   ======

     As at December 31, 2005 and 2004, the number of securities in an unrealized loss position is 70 and 87, respectively, with a fair value of $268,870 and $225,993, respectively. Of these securities, the number of securities that have been in an unrealized loss position of 12 months or greater is 57 and Nil, respectively, with a fair value of $137,143 and $Nil, respectively. As of December 31, 2005, none (2004: none) of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

                          CASTLEWOOD HOLDINGS LIMITED

     The amortized cost and estimated fair values of debt securities classified as held-to-maturity by contractual maturity are shown below.

                                                              AMORTIZED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
Due within one year.........................................  $ 81,552     $ 80,886
After 1 through 5 years.....................................   181,826      178,152
After 5 through 10 years....................................    15,170       14,887
After 10 years..............................................    18,036       17,345
                                                              --------     --------
                                                              $296,584     $291,270
                                                              ========     ========

     Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  TRADING:

     In 2005, the entire investment portfolio classified as trading securities was sold. The estimated fair value of investments in debt securities classified as trading securities for 2004 was as follows:

                                                                FAIR
                                                                VALUE
                                                               -------
As at December 31, 2004
Corporate debt securities...................................   $41,718
U.S. Agencies securities....................................    17,127
                                                               -------
                                                               $58,845
                                                               =======

  OTHER INVESTMENTS:

     The estimated fair value of other investments as at December 31, 2005 is as follows:

                                                                FAIR
                                                                VALUE
                                                               -------
As at December 31, 2005
Partnership investment......................................   $24,532
Mezzanine investment fund...................................     1,828
                                                               -------
                                                               $26,360
                                                               =======

     In 2005, Fitzwilliam Insurance Company Limited ("Fitzwilliam") and River Thames Insurance Company Limited ("River Thames"), subsidiaries of Castlewood Holdings, invested $24,532 in an Alberta limited partnership, New NIB Partners LP ("New NIB"). A consortium of investors acquired NIBC N.V. (formerly NIB Capital Bank N.V.) ("NIB Capital") a Dutch bank, for approximately $2,156,000. New NIB funded approximately 81% of the cost ($1,746,000). Fitzwilliam and River Thames, combined, own 1.3801% of New NIB.

     In 2005, Overseas Reinsurance Corporation Limited ("Overseas Re"), a subsidiary of Castlewood Holdings, made a capital commitment of up to $10,000 in the GSC European Mezzanine Fund II, LP ("the Fund"). The Fund invests in mezzanine securities of middle and large market companies throughout Western Europe. As at December 31, 2005, the capital contributed to the Fund was $1,828 with the remaining of the commitment being $8,172. Overseas Re's commitment of $10,000 represents 8.9% of the total commitments made to the Fund.

                          CASTLEWOOD HOLDINGS LIMITED

     Major categories of net investment income are summarized as follows:

                                                            2005      2004      2003
                                                           -------   -------   ------
Interest from debt securities and mutual funds...........  $17,635   $ 8,679   $7,007
Interest on cash and cash equivalents....................   12,251     3,540    1,875
Dividends from equity securities.........................       39        --       --
Change in net unrealized holding loss on trading
  securities.............................................       --      (471)      --
Net realized loss on derivative instruments..............       --        --     (862)
Amortization of bond premiums or discounts...............     (564)     (304)    (581)
Investment expenses (Note 16)............................   (1,125)     (342)    (269)
                                                           -------   -------   ------
                                                           $28,236   $11,102   $7,170
                                                           =======   =======   ======

     During the years ended December 31, 2005, 2004 and 2003, gross realized gains on sale of available-for-sale securities were $1,768, $68 and $64, respectively, and gross realized losses on sale of available-for-sale securities were $Nil, $668 and $162, respectively.

6.  REINSURANCE BALANCES RECEIVABLE

                                                                2005        2004
                                                              ---------   ---------
Recoverable from reinsurers on:
  Paid losses...............................................  $  36,830   $  30,974
  Outstanding losses........................................     77,676     101,316
  Losses incurred but not reported..........................    244,011     393,373
  Fair value adjustment.....................................   (108,288)   (184,036)
                                                              ---------   ---------
                                                              $ 250,229   $ 341,627
                                                              =========   =========

     The fair value adjustment, determined on acquisition of a reinsurance subsidiary, was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 5.0%, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method.

     The Company's acquired reinsurance subsidiaries used retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable.

     The allowance for uncollectable reinsurance recoverable was $102,559 and $120,956 at December 31, 2005 and 2004, respectively.

     At December 31, 2005 and 2004, reinsurance receivables with a carrying value of $164,363 and $149,255, respectively were associated with a single reinsurer which represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

                          CASTLEWOOD HOLDINGS LIMITED

7.  INVESTMENT IN PARTLY-OWNED COMPANIES

                                                               2005      2004
                                                              -------   -------
Investment in BH............................................  $17,480   $17,400
Investment in Cassandra.....................................       --    10,701
                                                              -------   -------
                                                              $17,480   $28,101
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

                                                               2005      2004
                                                              -------   -------
Balance at January 1........................................  $17,400   $17,237
Share of net earnings.......................................       80       163
                                                              -------   -------
Balance at December 31......................................  $17,480   $17,400
                                                              =======   =======

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

                                                               2005      2004
                                                              -------   -------
Investment..................................................  $10,701   $ 9,147
Share of net earnings.......................................      112     1,830
Distributions...............................................  (10,813)     (276)
                                                              -------   -------
Balance at December 31......................................  $    --   $10,701
                                                              =======   =======

     As of December 31, 2005 and 2004, consolidated retained earnings include $6,611 and $11,465, respectively of undistributed earnings of companies accounted for by the equity method.

JCF CFN ENTITIES:

     In 2003, Castlewood Holdings purchased a 40% interest in each of JCF CFN LLC and JCF CFN II LLC (collectively, the "JCF CFN Entities") for a total of $10,200. On November 11, 2003, Castlewood Holdings transferred its investment to Hudson, its wholly owned subsidiary.

                          CASTLEWOOD HOLDINGS LIMITED

     In 2004, the JCF CFN Entities were sold and the company received distributions of $16,119.

                                                              2005     2004
                                                              -----   -------
Balance at January 1........................................  $ --    $11,571
Investment..................................................    --         --
Share of net earnings.......................................    --      4,888
Share of other comprehensive income.........................    --       (340)
Distributions...............................................    --    (16,119)
                                                              -----   -------
Balance at December 31......................................  $ --    $    --
                                                              =====   =======

8.  LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                2005         2004
                                                              ---------   ----------
Outstanding.................................................  $ 433,722   $  564,183
Incurred but not reported...................................    645,969      821,555
Fair value adjustment.......................................   (273,132)    (338,425)
                                                              ---------   ----------
                                                              $ 806,559   $1,047,313
                                                              =========   ==========

     The fair value adjustment, determined on acquisition of a reinsurance subsidiary, was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 4.18%, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method.

     The Company's liability for unpaid losses and loss adjustment expenses as of December 31, 2005 and 2004 included $438,418 and $525,642, respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2005 and 2004 was $578,079 and $743,294, respectively.

     In establishing the liability for losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company's potential losses for these claims. The Company has not made any changes in reserve estimates that might arise as a result of any potential federal reform of asbestos litigation. There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures.

                          CASTLEWOOD HOLDINGS LIMITED

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                 2005         2004
                                                              ----------   ----------
Balance as at January 1.....................................  $1,047,313   $  381,531
  Less reinsurance recoverables.............................     310,653      151,376
                                                              ----------   ----------
                                                                 736,660      230,155
  Effect of exchange rate movement..........................       3,652        4,124
  Incurred related to prior years...........................     (94,705)     (13,568)
  Paid related to prior years...............................     (70,309)     (19,157)
  Acquired on purchase of subsidiaries......................      17,862      535,106
                                                              ----------   ----------
  Net balance as at December 31.............................     593,160      736,660
  Plus reinsurance recoverables.............................     213,399      310,653
                                                              ----------   ----------
  Balance as at December 31.................................  $  806,559   $1,047,313
                                                              ==========   ==========

     Reductions in estimates of ultimate losses arise from commutations, policy buy-backs and loss settlements below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.

9.  REINSURANCE BALANCES PAYABLE

     Under the terms of certain of the Company's acquisitions, distributions from certain acquired companies in excess of their purchase price are shared with the sellers, subject to aggregate caps. In 2005, the company paid $22,000 as final settlement of these rights to distributions from certain acquired companies. The payable reflected in the financial statements as at December 31, 2004 was $19,757.

10.  SHARE CAPITAL

     Authorized shares of par value $1 each

                                                                 2005         2004
                                                              ----------   ----------
Class A ordinary voting shares..............................       6,000        6,000
Class B ordinary voting shares..............................       6,000        6,000
Class C ordinary voting shares..............................       6,153        6,153
Class D ordinary non-voting shares..........................         741          744
Class E ordinary non-voting redeemable shares...............  40,501,552   40,501,552
Shares not allocated to a class.............................  58,479,554   58,479,551
                                                              ----------   ----------
                                                              99,000,000   99,000,000
                                                              ==========   ==========

                          CASTLEWOOD HOLDINGS LIMITED

     Issued and fully paid shares of par value $1 each

                                                               2005      2004
                                                              -------   -------
Class A ordinary voting shares..............................  $     6   $     6
Class B ordinary voting shares..............................        6         6
Class C ordinary voting shares..............................        6         6
Class D ordinary non-voting shares..........................        1        --
Class E ordinary non-voting redeemable shares...............   22,642    22,894
                                                              -------   -------
                                                              $22,661   $22,912
                                                              =======   =======

     Class E non-voting redeemable shares are held by Class C shareholders and are redeemed based upon distributions to Class A and Class B shareholders.

11.  ADDITIONAL PAID-IN CAPITAL

     During the years ended December 31, 2005, 2004 and 2003, shareholders of the Company have made contributions in the amount of $Nil, $Nil and $14,338, respectively.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     Other comprehensive income for the years ended December 31, 2005, 2004 and 2003 is comprised of cumulative translation adjustments and unrealized gains and losses on investments as shown in the table below:

                                                              2005     2004     2003
                                                             ------   ------   ------
Cumulative translation adjustments.........................  $1,010   $1,909   $1,379
Unrealized gains and losses on investments.................      --       --      340
                                                             ------   ------   ------
                                                             $1,010   $1,909   $1,719
                                                             ======   ======   ======

13.  EMPLOYEE BENEFITS

     During 2002, the Company entered into an agreement with employees that provided for stock awards. Employee stock awards for 153 Class C common shares and 1,007,552 Class E common shares were granted to the employees. The shares vest over a period of 4 years. The Company has charged compensation expense of $259, $481 and $896 relating to these restricted share awards in 2005, 2004 and 2003, respectively.

     During 2004, the Company established an employee share plan. Employee stock awards for 17 and 744 Class D common shares were granted to employees in the 2005 and 2004 years, respectively. The shares vest over a period of 5 years. The Company has charged compensation expense of $3,780 and $3,125 relating to these restricted share awards in 2005 and 2004, respectively.

                          CASTLEWOOD HOLDINGS LIMITED

14.  UNDERWRITING INCOME

     Underwriting income is summarized as follows:

                                                         2005        2004      2003
                                                       ---------   --------   -------
Net written and earned premiums......................  $     (55)  $     78   $  (567)
                                                       ---------   --------   -------
Losses and loss adjustment expenses..................    225,332     38,238    12,953
Reinsurance recoveries...............................   (130,627)   (24,670)   10,383
                                                       ---------   --------   -------
Net losses and loss adjustment expenses..............     94,705     13,568    23,336
Commissions and brokerage............................      1,357         60     1,275
                                                       ---------   --------   -------
                                                          96,062     13,628    24,611
                                                       ---------   --------   -------
Net underwriting income..............................  $  96,007   $ 13,706   $24,044
                                                       =========   ========   =======

     Net underwriting income primarily arises from commutations, policy buy-backs and settlement of losses below carried reserves and consequent net reductions in actuarial estimates of losses incurred but not reported.

15.  PENSIONS

     The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except as described below, are structured as defined contribution plans. Pension expense for the years ended December 31, 2005, 2004 and 2003 was $1,342, $1,126 and $835,
respectively.

     Hillcot has a defined benefit pension plan (the "Plan") which the Plan Trustees resolved to wind up effective January 1, 2003. At December 31, 2003, based upon an actuarial valuation, the plan was fully funded and the Plan actuary has reported that there is no regulatory requirement for Hillcot to further fund the plan prior to its liquidation. During 2003, plan liabilities of Hillcot's deferred benefit pension plan were reduced by $3,106 as a result of an actuarial surplus and the impact of a cap on liabilities arising from the termination of the plan. This reduction was treated as a reduction in general and administrative expenses in 2003. The liquidation of the plan is scheduled to be completed during 2006.

16.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2005, 2004 and 2003, Castlewood earned consulting fees of $1,250, $1,250 and $1,250, respectively from subsidiaries of BH.

     During the year, the Company and certain of its subsidiaries have entered into certain transactions with companies and partnerships managed or controlled by Mr. J. Christopher Flowers. Mr. Flowers is a member of the Company's Board of Directors and the largest shareholder of The Enstar Group, Inc ("Enstar"), who have a one-third economic and 50% voting interest in the Company.

     The transactions involving companies and partnerships where Mr. Flowers has an involvement are as follows:

     - On March 1, 2006, the Company approved a commitment of up to $75,000 to J.C. Flowers II LP, a private investment fund to be formed by J.C. Flowers & Co. LLC ("Flowers LLC")

     - In December 2005 JCF Re Holdings LP ("JCF Re"), a Cayman Limited partnership, entered into a subscription and shareholders agreement with Fitzwilliam for the establishment of a segregated cell and paid $1,932 to Fitzwilliam as capital and contributed surplus. During the year, Fitzwilliam booked management fees of $40 from JCF Re.

                          CASTLEWOOD HOLDINGS LIMITED

     - In December 2005 Fitzwilliam and River Thames, subsidiaries of Castlewood Holdings, invested $24,532 in an Alberta Limited Partnership, New NIB Partners LP ("New NIB"). Mr Flowers serves on the supervisory board of NIB Capital.

     - In June 2005 the Company, through its subsidiary Castlewood (US) Inc., entered into a license agreement with Flowers LLC for the use of certain office space and administrative services from Flowers LLC for an annual payment of $50 running through 2014.

     - During 2003, the Company invested $10,000 in the JCF CFN entities. Each of the JCF CFN entities were controlled by JCF Associates I, LLC, the managing member of which was Mr Flowers. In 2004, the JCF CFN entities were sold.

     - In 2003, the Company and Shinsei Bank, Limited, through their jointly owned company, Hillcot Holdings Ltd., completed the acquisition of Hillcot Re. Mr. Flowers is a director of Shinsei Bank, Limited.

     In 2002, the Company and BH entered into an investment advisory agreement with Enstar for an agreed annual fee of $400. For the years ended December 31, 2005, 2004 and 2003 the Company incurred fees relating to this agreement of $365, $362 and $330.

     In April 2005, Castlewood (US) Inc. entered into a lease agreement for use of certain office space with one of its directors running through to 2008 for an annual cost of $131. For the year ended December 31, 2005 Castlewood (US) Inc. incurred rent expense of $119.

     As at December 31, 2005 and 2004, no amounts on account of investment fees and other expenses were payable to these related parties and $40K and $Nil, respectively, were receivable from them.

17.  LITIGATION

     The Company, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2005, the Company was not a party to any material litigation or arbitration.

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

     As of December 31, 2005 and 2004, UK insurance subsidiaries and branch operations had tax loss carry-forwards, which do not expire, and deductions available for tax purposes of approximately $272,254 and

                          CASTLEWOOD HOLDINGS LIMITED

$223,060, respectively. A valuation allowance, using an assumed 30% tax rate, has been provided for the tax benefit of these items as follows:

                                                                2005       2004
                                                              --------   --------
Benefit of loss carry-forward...............................  $ 81,676   $ 66,941
Valuation allowance.........................................   (81,676)   (66,941)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

19.  STATUTORY REQUIREMENTS

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis"), and maintain minimum levels of solvency and liquidity. As at December 31, 2005 and 2004, the reinsurance subsidiaries' solvency and liquidity were in excess of the minimum levels required.

     Retained earnings of reinsurance subsidiaries are not restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital. As at December 31, 2005 and 2004, retained earnings of $8,510 and $8,494 of one of BH's subsidiaries requires regulatory approval prior to distribution.

20.  COMMITMENTS

     The Company leases office space under operating leases expiring in various years through 2015. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases as of December 31, 2005:

2006........................................................  $1,420
2007........................................................     880
2008........................................................     719
2009........................................................     445
2010........................................................     229
2011 through 2015...........................................     955
                                                              ------
                                                              $4,648
                                                              ======

     Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1,696, $1,402 and $1,272, respectively.

                             B.H. ACQUISITION LTD.

 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC
                                ACCOUNTING FIRM

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
  B.H. Acquisition Ltd.

     We have audited the accompanying consolidated balance sheets of B.H. Acquisition Ltd. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of earnings and retained earnings and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B.H. Acquisition Ltd. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 1, 2006

                             B.H. ACQUISITION LTD.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2005       2004
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $ 22,219   $ 24,724
Restricted cash and cash equivalents........................    11,321      9,388
Investments at fair value...................................    66,462     45,077
Reinsurance balances receivable.............................     3,800     29,736
Funds withheld by ceding companies..........................     1,776      1,489
                                                              --------   --------
Total Assets................................................  $105,578   $110,414
                                                              ========   ========

                                   LIABILITIES
Losses and loss adjustment expenses.........................  $ 58,470   $ 62,349
Reinsurance balances payable................................     5,558      8,841
Accounts payable and accrued liabilities....................     2,705        558
                                                              --------   --------
Total Liabilities...........................................    66,733     71,748
                                                              --------   --------

                              SHAREHOLDERS' EQUITY
Share capital Authorized, issued and fully paid 12,000
  common shares of par value $l each........................        12         12
Additional paid-in capital..................................    17,242     17,242
Retained earnings...........................................    21,591     21,412
                                                              --------   --------
Total Shareholders' Equity..................................    38,845     38,666
                                                              --------   --------
Total Liabilities and Shareholders' Equity..................  $105,578   $110,414
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                               2005      2004      2003
                                                              -------   -------   -------
Income
Underwriting (loss) income..................................  $  (552)  $   428   $  (230)
Net investment income.......................................    2,406     1,489     1,331
Other income................................................       --        90         8
                                                              -------   -------   -------
                                                                1,854     2,007     1,109
                                                              -------   -------   -------
Expenses
General and administrative expenses.........................    2,275     2,839     1,648
Foreign exchange loss (gain)................................       67       142      (927)
Amortization of run-off provision...........................     (667)   (1,333)     (500)
                                                              -------   -------   -------
                                                                1,675     1,648       221
                                                              -------   -------   -------
Net Earnings................................................      179       359       888
Retained earnings, beginning of year........................   21,412    21,053    20,165
                                                              -------   -------   -------
Retained earnings, end of year..............................  $21,591   $21,412   $21,053
                                                              =======   =======   =======

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                2005       2004       2003
                                                              --------   --------   --------
Operating Activities:
  Net earnings..............................................  $    179   $    359   $    888
  Adjustments to reconcile net earnings to net cash flows
     used in operating activities:
     Amortization of run-off provision......................      (667)    (1,333)      (500)
     Amortization of fair value adjustment..................     1,286      3,518      3,153
     Unrealized loss on holding of trading securities.......        41         --         --
                                                              --------   --------   --------
                                                                   839      2,544      3,541
  Changes in assets and liabilities:
     Purchase of trading securities.........................   (36,382)   (12,666)   (15,167)
     Proceeds on sale of trading securities.................    14,956      7,000      4,030
     Reinsurance balances receivable........................    28,400      7,755      3,061
     Funds withheld by ceding companies.....................      (287)       952        353
     Losses and loss adjustment expenses....................    (6,962)   (12,191)    (4,867)
     Reinsurance balances payable...........................    (3,283)    (1,391)    (5,028)
     Accounts payable and accrued liabilities...............     2,147       (160)       390
                                                              --------   --------   --------
          Net cash flows used in operating activities.......      (572)    (8,157)   (13,687)
                                                              --------   --------   --------
Investing Activity:
  Movement in restricted cash & cash equivalents, being net
     cash flow (used in) provided by investing activity.....    (1,933)       764      1,516
                                                              --------   --------   --------
Net decrease in cash and cash equivalents...................    (2,505)    (7,393)   (12,171)
Cash and cash equivalents, beginning of year................    24,724     32,117     44,288
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 22,219   $ 24,724   $ 32,117
                                                              ========   ========   ========

        See accompanying notes to the consolidated financial statements

                             B.H. ACQUISITION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

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

  RECLASSIFICATIONS

     Certain balances of the 2004 and 2003 figures have been reclassified to conform to the 2005 presentation.

3.  RESTRICTED CASH & CASH EQUIVALENTS

     Cash equivalents and investments in the amount of $11,321 and $9,388 as of December 31, 2005 and 2004, respectively, are restricted as collateral against letters of credit in the amount of $6,034 and $6,090 as of December 31, 2005 and 2004, respectively. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

4.  INVESTMENTS

     Trading investments with estimated fair values of $66,462 and $45,077 as of December 31, 2005 and 2004, respectively, consist of mutual funds.

     The mutual funds invest in US Treasury, US Government Agency, corporate debt, asset backed securities and money market instruments.

     Major categories of net investment income are summarized as follows:

                                                              2005     2004     2003
                                                             ------   ------   ------
Interest from debt securities and mutual funds.............  $1,983   $  916   $  624
Interest on cash and cash equivalents......................     499      631      881
Unrealized loss on holding of trading security.............     (41)      --       --
Investment expenses........................................     (35)     (58)    (174)
                                                             ------   ------   ------
                                                             $2,406   $1,489   $1,331
                                                             ======   ======   ======

                             B.H. ACQUISITION LTD.

5.  REINSURANCE BALANCES RECEIVABLE

                                                               2005     2004
                                                              ------   -------
Paid losses recoverable.....................................  $1,042   $ 6,219
Losses and loss adjustment expenses recoverable.............   3,457    26,680
Fair value adjustment.......................................    (699)   (3,163)
                                                              ------   -------
                                                              $3,800   $29,736
                                                              ======   =======

     The fair value adjustment, determined on acquisition of the reinsurance subsidiaries, is based upon the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate of 3.5%, and is amortized over the estimated recovery period, as adjusted for accelerations on commutation settlements, using the constant yield method.

     The Company's acquired reinsurance subsidiaries used retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $11,165 and $11,869 at December 31, 2005 and 2004, respectively.

     At December 31, 2005 and 2004, reinsurance receivables with a carrying value of $886 and $20,225, respectively, were associated with two and one reinsurers, respectively, who represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                2005       2004
                                                              --------   --------
Outstanding.................................................  $ 33,394   $ 35,702
Incurred but not reported...................................    32,941     36,661
Run-off costs provision.....................................     3,496      4,367
Fair value adjustment.......................................   (11,361)   (14,381)
                                                              --------   --------
                                                              $ 58,470   $ 62,349
                                                              ========   ========

                             B.H. ACQUISITION LTD.

     Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                                               2005      2004
                                                              -------   -------
Balance as at January 1.....................................  $62,349   $71,217
Less reinsurance recoverables...............................   23,517    28,505
                                                              -------   -------
                                                               38,832    42,712
Effect of exchange rate movement............................   (2,344)      270
Incurred related to prior years.............................      617      (380)
Paid related to prior years.................................   19,274    (2,437)
Amortization of run-off provision...........................     (667)   (1,333)
                                                              -------   -------
Net balance as at December 31...............................   55,712    38,832
  Plus reinsurance recoverables.............................    2,758    23,517
                                                              -------   -------
Balance as at December 31...................................  $58,470   $62,349
                                                              =======   =======

     The Company's reserve for unpaid losses and loss adjustment expenses as of December 31, 2005 and 2004 included $29,763 and $14,112, respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2005 and 2004 was $33,635 and $34,403, respectively.

     In establishing the liability for unpaid losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company's potential losses for these claims. There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures.

     The fair value adjustment, determined on acquisition of the reinsurance subsidiaries, was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 3.5%, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method.

     Reductions in estimates of ultimate losses arise from commutations, policy buy-backs and loss settlements below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.

     Run-off costs provision represents the Company's estimate of the future administrative costs of managing the run-off of Brittany and CEAI.

                             B.H. ACQUISITION LTD.

7.  UNDERWRITING INCOME (LOSS)

     Underwriting income is summarized as follows:

                                                           2005      2004      2003
                                                          -------   -------   -------
Net written and earned premiums.........................  $    92   $    12   $   347
                                                          -------   -------   -------
Losses and loss adjustment expenses.....................   (4,468)   (1,218)   (1,308)
Reinsurance recoveries..................................    3,851     1,598       814
                                                          -------   -------   -------
Net losses and loss adjustment expenses.................     (617)      380      (494)
Commissions and brokerage...............................      (27)       36       (83)
                                                          -------   -------   -------
                                                             (644)      416      (577)
                                                          -------   -------   -------
Net underwriting (loss) income..........................  $  (552)  $   428   $  (230)
                                                          =======   =======   =======

     Net underwriting income primarily arises from commutations, policy buy-backs and settlement of losses below carried reserves and consequent net reductions in actuarial estimates of losses incurred but not reported.

8.  RELATED PARTY TRANSACTIONS

     In 2002, the Company and Castlewood Holdings Limited ("Castlewood") entered into an investment advisory agreement with The Enstar Group, Inc ("Enstar") for an agreed annual fee of $400. For the years ended December 31, 2005, 2004 and 2003 the Company incurred fees relating to this agreement of $35, $56 and $174. Enstar and Castlewood are shareholders in the Company.

     The Company was charged by Castlewood administration fees for the years ended December 31, 2005, 2004 and 2003 amounting to $1,250, $1,250 and $1,250, respectively. As at December 31, 2005, and 2004, amounts included in accounts payable and accrued liabilities were $Nil and $Nil, respectively.

9.  LITIGATION

     B.H. and its reinsurance subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2005, the Company was not a party to any material litigation or arbitration other than described below.

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

                             B.H. ACQUISITION LTD.

     CEAI's effective tax rate is approximately 40%. CEAI has tax loss carry-forwards at December 31, 2005 and 2004 of approximately $9,062 and $9,654 respectively, which do not expire. A valuation allowance has been provided for the tax benefit of these loss carry-forwards as follows:

                                                               2005      2004
                                                              -------   -------
Benefit of loss carry-forward...............................  $ 3,625   $ 3,862
Valuation allowance.........................................   (3,625)   (3,862)
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

11.  STATUTORY REQUIREMENTS

     B.H.'s ability to pay dividends and its operating expenses is dependent on cash dividends from its reinsurance subsidiaries Brittany and CEAI.

     The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory basis") and maintain minimum levels of solvency and liquidity. As of December 31, 2005 and 2004, the reinsurance subsidiaries' solvency and liquidity amounts were in excess of the minimum levels required.

     Retained earnings of reinsurance subsidiaries are not restricted as minimum capital solvency margins are covered by share capital and additional paid-in capital. As of December 31, 2005 and 2004, retained earnings of $18,911 and $18,876 requires regulatory approval prior to distribution.