Form 10-Q
period 2006-03-31
ENSTAR GROUP INC
filed 2006-05-10
CIK 55820

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑       No ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated Filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☑
      The number of shares of Registrant’s Common Stock, $.01 par value per share, outstanding at May 10, 2006 was 5,517,909.

THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH IN ITEM 1A. “RISK FACTORS” TO THE ENSTAR GROUP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
THE ENSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,485	$54,032
Certificates of deposit	19,891	19,686
Other current assets	357	129

Total current assets	73,733	73,847
Partially owned equity affiliates	111,365	107,329
Other investments	3,486	3,542
Other assets	513	502

Total assets	$189,097	$185,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$850	$595
Income taxes payable	5,724	5,467

Total current liabilities	6,574	6,062
Deferred income tax liabilities	11,151	10,401
Accrued taxes	2,125	2,325
Deferred compensation	898	853
Other liabilities	459	456

Total liabilities	21,207	20,097

Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock ($.01 par value; 55,000,000 shares authorized, 5,960,260 shares issued at March 31, 2006 and December 31, 2005)	60	60
Additional paid-in capital	190,039	189,968
Accumulated other comprehensive income of partially owned equity affiliates, net	203	210
Accumulated deficit	(16,602)	(19,305)
Treasury stock, at cost (442,351 shares)	(5,810)	(5,810)

Total shareholders’ equity	167,890	165,123

Total liabilities and shareholders’ equity	$189,097	$185,220

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in thousands, except
	per share data)
	(Unaudited)
Interest income	$782	$482
Other investment income	199	—
Earnings of partially owned equity affiliates	2,630	265
Other income (includes related party income of $100 for 2006 and 2005)	103	100
General and administrative expenses	(567)	(780)

Income before income taxes and extraordinary gain	3,147	67
Income taxes	(1,319)	(28)

Income before extraordinary gain	1,828	39
Extraordinary gain, net of income taxes of $543	875	—

Net income	$2,703	$39

Weighted average shares outstanding — basic	5,517,909	5,517,909

Weighted average shares outstanding — assuming dilution	5,881,058	5,849,053

Income per common share before extraordinary gain — basic	$0.33	$0.01
Extraordinary gain, net of income taxes — basic	0.16	—

Net income per common share — basic	$0.49	$0.01

Income per common share before extraordinary gain — assuming dilution	$0.31	$0.01
Extraordinary gain, net of income taxes — assuming dilution	0.15	—

Net income per common share — assuming dilution	$0.46	$0.01

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
	Ended March 31,

	2006	2005

	(Dollars in
	thousands)
	(Unaudited)
Net income	$2,703	$39
Other comprehensive loss of partially owned equity affiliates:
Unrealized holding losses on investments, net of income tax benefit of $15	(24)	—
Currency translation adjustment, net of income tax expense (benefit) of $11 and $(15)	17	(24)

Other comprehensive loss	(7)	(24)

Comprehensive income	$2,696	$15

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,703	$39
Adjustments to reconcile net income to net cash used in operating activities:
Earnings of partially owned equity affiliates	(2,630)	(265)
Dividends and distributions received from partially owned equity affiliates	11	—
Extraordinary gain, net of income taxes	(875)	—
Noncash compensation expense	62	—
Deferred income taxes	11	(57)
Changes in assets and liabilities:
Accounts payable and accrued expenses	512	75
Other, net	(60)	48

Net cash used in operating activities	(266)	(160)

Cash flows from investing activities:
Purchases of certificates of deposit	(28,078)	—
Maturities of certificates of deposit	27,797	—

Net cash used in investing activities	(281)	—

Decrease in cash and cash equivalents	(547)	(160)
Cash and cash equivalents at the beginning of the period	54,032	81,675

Cash and cash equivalents at the end of the period	$53,485	$81,515

Supplemental disclosures of cash flow information:
Income taxes paid	$550	$1

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	General
      The Enstar Group, Inc. and Subsidiaries, (the “Company”), is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet its acquisition criteria.
      The Company, through the operations of its partially owned equity affiliates, Castlewood Holdings Limited (“Castlewood Holdings”) and B.H. Acquisition Limited (“B.H. Acquisition”), and their subsidiaries, acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts.
      The Company consolidates JCF CFN LLC and related entities (collectively, the “JCF CFN Entities”). The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, “Green Tree”), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. (“Conseco Finance”). In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree and have been inactive since then.
      The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company’s financial condition, results of operations and cash flows for the interim period. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006 under the Securities Exchange Act of 1934, as amended.

Note 2:	Significant Accounting Policies
      (a) Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Enstar Financial Services, Inc. and Enstar Group Operations, Inc., both of which are currently inactive. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest in its financial statements for Castlewood Holdings’ 40% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
      (b) Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates susceptible to significant change are those related to the valuation allowance for deferred tax assets and loss and loss adjustment expenses included in earnings of partially owned equity affiliates.
      (c) Cash Equivalents — Cash equivalents consist of short term, highly liquid investments with original purchased maturities of three months or less.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (d) Partially Owned Equity Affiliates — Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company’s proportionate share of the investee’s income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company’s cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company’s proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the investee. The Company would resume application of the equity method once the investee becomes profitable and the Company’s proportionate share of the investee’s earnings equals its cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.
      (e) Comprehensive Income — The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) 130, “Reporting Comprehensive Income” which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from its partially owned equity affiliates. This other comprehensive income arose from unrealized holding gains and losses from debt and equity securities that are classified as available for sale and are carried at fair value, and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.
      The components of accumulated other comprehensive income are as follows:

	March 31,	December 31,
	2006	2005

Currency translation adjustment, net of income tax expense of $141 and $130	$227	$210
Unrealized holding losses, net of income tax benefit of $15	(24)	—

Total accumulated other comprehensive income	$203	$210

      (f) Revenue Recognition — Revenue includes interest income earned from cash, cash equivalents and certificates of deposit, the Company’s proportionate share of earnings from partially owned equity affiliates, investment income and other income. Interest income is recorded when earned. The Company’s proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate.
      (g) Stock-Based Compensation — The Company utilizes various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors’ Stock Option Plan.
      The options granted under the plans are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire no later than ten years from the grant date. Options under the various plans had original vesting schedules that ranged from one to four years. Any shares issued from the exercise of options would be from newly issued shares. There are a total of 817,500 shares authorized under the Company’s various stock option plans, 52,500 of which are available to be granted at March 31, 2006. Prior to 2006, no compensation expense was recognized in net earnings for grants under stock option/incentive plans that had an exercise price equal to the market value of the Company’s underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company’s common stock on the date of grant exceeded the exercise price, resulting in a

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004.
      As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to recognize an expense in their financial statements for stock options based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option on its grant date and that this value be amortized over the grantees’ service period. Prior to January 1, 2006, the Company accounted for stock options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition.” These Statements permitted companies to choose between two methods of recording the expense for stock options in their financial statements; either the fair value method, or the “intrinsic value method,” in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under the intrinsic value method, compensation expense for the Company’s option grants was only recognized if the exercise price of the employee stock option was less than the market price of the underlying stock on the date of grant. If a company elected to use the intrinsic value method, pro forma disclosures of earnings and earnings per share were required as if the fair value method of accounting had been applied. The Company previously elected to account for its stock options under the intrinsic value method and therefore computed and disclosed the required pro forma disclosures.
      SFAS 123R provides for two alternative methods of adoption: the “modified retrospective” method and the “modified prospective” method. While the modified retrospective method permits restatement of prior periods for comparability, the Company has elected to apply the modified prospective method. The modified prospective method calls for unvested options as of January 1, 2006 and options granted after January 1, 2006 to be expensed in accordance with SFAS 123R after that date. Compensation expense under the fair value method for prior periods is not reflected in the financial statements of those periods but was disclosed on a pro forma basis. The table below presents the Company’s pro forma earnings information as if stock options issued prior to January 1, 2006, were expensed in prior periods.

Three Months
Ended
March 31,
2005

(Dollars in
thousands,
except per share
data)
(Unaudited)
Net income, as reported	$39
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	22
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(78)

Pro forma net loss	$(17)

Income per common share:
Basic — as reported	$0.01

Basic — pro forma	$0.00

Assuming dilution — as reported	$0.01

Assuming dilution — pro forma	$0.00

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair values for options granted under the Company’s stock option plans were calculated at the date of grant using the Black-Scholes option pricing model. The estimated weighted average fair value at the date of grant for options vesting during the three months ended March 31, 2006 and 2005 was $9.50.
      The adoption of SFAS 123R has not altered the Company’s methodology of computing option expense from that used to prepare the pro forma disclosures in previous years. Furthermore, at the present time, the Company does not plan to change its policies of stock option compensation with respect to the number of grants, terms, or alternative instruments as a result of the adoption of SFAS 123R. Stock-based employee compensation is based on the application of Emerging Issues Task Force No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44,” to the straight-line vesting of such awards over the full vesting period. At this time, the Company anticipates that 2006 after-tax stock option expense will be approximately $124,000 or $.02 per diluted share.
      The effect of the adoption of SFAS 123R on selected line items is as follows for the three months ended March 31, 2006:

Increase
(Decrease)

General and administrative expense	$62
Income before income taxes	(62)
Income tax expense (benefit)	(26)
Net income	(36)
Net income per common share — basic	(.01)
Net income per common share — assuming dilution	(.01)
      No stock option expense was capitalized during the three months ended March 31, 2006.
      A summary of option activity for the three-month period ended March 31, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
Options	Shares	Price	years)	thousands)

Outstanding at December 31, 2005	725,000	$20.47
Outstanding at March 31, 2006	725,000	20.47	4.20	$50,220
Exercisable at March 31, 2006	640,000	17.74	3.76	46,081
Vested or expected to vest at March 31, 2006	725,000	20.47
      The total fair value of shares vesting during the three months ended March 31, 2006 was $380,000.
      There were no options granted, exercised, forfeited or expired during the three months ended March 31, 2006.
      Information about the Company’s unrecognized stock-based compensation at March 31, 2006 is as follows:

Unrecognized compensation	$239,000
Weighted average period of expected recognition (in years)	.82

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Partially Owned Equity Affiliates

B.H. Acquisition
      In July 2000, the Company, through B.H. Acquisition, a joint venture with Castlewood Limited (“Castlewood”) and an entity controlled by Trident II, L.P. (“Trident”), acquired as an operating business two reinsurance companies, Brittany Insurance Company Ltd. (“Brittany”) and Compagnie Europeenne d’Assurances Industrielles S.A. (“CEAI”). Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. The Company owns 50% of the voting stock and a 33% economic interest in B.H. Acquisition. As part of the transaction, Castlewood owns 33% of the voting stock and a 45% economic interest in B.H. Acquisition. The Company’s ownership in B.H. Acquisition is accounted for using the equity method of accounting.

Castlewood Holdings Limited
      In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the “Castlewood Principals”), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the “Castlewood Holdings Transaction”). The Company owns 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each own 25% of Castlewood Holdings’ voting stock. The Company owns a 32.63% economic interest in Castlewood Holdings. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company’s ownership in Castlewood Holdings is accounted for using the equity method of accounting.
      As a result of this transaction, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At March 31, 2006, the Company’s beneficial ownership in B.H. Acquisition was 47.68%. The Company’s combined voting interest in B.H. Acquisition is limited to 50%.
      In conjunction with the closing of the Castlewood Holdings Transaction, a wholly owned subsidiary of Castlewood Holdings completed the acquisition of two reinsurance companies in run-off, River Thames Insurance Company Limited (“River Thames”), based in London, England, and Overseas Reinsurance Corporation Limited (“Overseas Reinsurance”), based in Bermuda (collectively, the “River Thames Transaction”). The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.
      In August 2002, Castlewood Holdings purchased Hudson Reinsurance Company Limited (“Hudson”), a Bermuda-based company, for approximately $4.1 million. Hudson reinsured risks relating to property, casualty and workers’ compensation, on a worldwide basis, and is now administering the run-off of its claims.
      Also in 2002, Castlewood Holdings capitalized Fitzwilliam (SAC) Insurance Limited (“Fitzwilliam”), a wholly owned subsidiary. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies.
      In March 2003, Castlewood Holdings and Shinsei Bank, Limited (“Shinsei”) completed the acquisition of all of the outstanding capital stock of The Toa-Re Insurance Company (UK) Limited (“Toa-UK”), a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. (“Hillcot”), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK’s name was changed to Hillcot Re

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Limited. Hillcot is included in Castlewood Holdings’ consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. J. Christopher Flowers (“Mr. Flowers”), a member of the Company’s board of directors and the Company’s largest shareholder, is a director and the largest shareholder of Shinsei.
      In August 2004, Castlewood Holdings implemented an employee stock-based compensation plan. The plan allows for the award of Castlewood Holdings’ Class D non-voting shares to certain senior employees up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. As a result of awards made in 2005 and 2004, the Company’s economic interest in Castlewood Holdings of 33 1/3 % has been diluted by 0.70% to 32.63% as of March 31, 2006. As awarded shares vest and as additional shares are awarded in the future, the Company’s economic interest could decrease to a minimum of 30.83%. The Company’s voting interest will remain at 50%.
      During 2004, Castlewood Holdings, through one of its subsidiaries, invested a total of approximately $9.1 million in Cassandra Equity LLC and Cassandra Equity (Cayman) LP, (collectively, “Cassandra”), for a 27% interest in each. Cassandra was formed to invest in equity shares of a publicly traded international reinsurance company. J.C. Flowers I LP also owned a 27% interest in Cassandra. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. Mr. Flowers is the managing member of JCF Associates I LLC. In March 2005, Cassandra sold all of its holdings for total proceeds of approximately $40.0 million. Castlewood Holdings’ proportionate share of the proceeds was approximately $10.8 million.
      Also during 2004, Castlewood Holdings, through one of its subsidiaries, completed the acquisition of Mercantile Indemnity Company Ltd., Harper Insurance Limited (formerly Turegum Insurance Company) and Longmynd Insurance Company Ltd. (formerly Security Insurance (UK) Ltd.) for a total purchase price of approximately $4.5 million. Castlewood Holdings recorded an extraordinary gain of approximately $21.8 million relating to the excess of the fair value of the net assets acquired over the cost of these acquisitions.
      In May 2005, Castlewood Holdings, through one of its subsidiaries, purchased Fieldmill Insurance Company Limited (formerly known as Harleysville Insurance Company (UK) Limited) for approximately $1.4 million.
      In December 2005, Castlewood Holdings, through two of its wholly-owned subsidiaries, invested approximately $24.5 million in New NIB Partners LP (“NIB Partners”), a newly formed Province of Alberta limited partnership, in exchange for an approximately 1.4% interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly, NIB Capital N.V.) and its affiliates (“NIBC”). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network.
      New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC.
      In March 2006, Castlewood Holdings and Shinsei completed the acquisition of Aioi Insurance Company of Europe Limited (“Aioi Europe”), a London-based subsidiary of Aioi Insurance Company, Limited, for £62 million (approximately $108 million), with £50 million in cash upon the closing of the transaction and £12 million in the form of a promissory note, payable twelve months from the date of the closing. Aioi Europe underwrote general insurance and reinsurance business in Europe for its own account until 2002 when it generally ceased underwriting, and placed into run-off, its general insurance and reinsurance business. The acquisition was effected through Hillcot. The acquisition has been accounted for using the purchase method of accounting. Castlewood Holdings recorded an extraordinary gain of approximately $4.3 million (net of minority

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest of $4.3 million) relating to the excess of the fair value of the assets acquired over their cost. Upon completion of the transaction, Aioi Europe’s name was changed to Brampton Insurance Company Limited.
      Also in March 2006, Castlewood Holdings approved a commitment of up to $75.0 million in J.C. Flowers II LP (the “J.C. Flowers Fund”), a private investment fund to be formed by J.C. Flowers & Co. LLC. The transaction is expected to close in the second quarter of 2006. Castlewood Holdings intends to use cash on hand to fund its commitment.
      J.C. Flowers & Co. LLC is controlled by Mr. Flowers. No fees will be payable by Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with Castlewood Holdings’ investment in the J.C. Flowers Fund.

Affirmative Investment LLC
      In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC (“Affirmative Investment”), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. In July 2005, the Company funded its initial capital contribution of approximately $2.6 million. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At March 31, 2006, the Company’s total investment in Affirmative Investment was approximately $8.5 million, including equity in earnings from July 1, 2005 to March 31, 2006. The Company’s ownership in Affirmative Investment is accounted for using the equity method of accounting.
      Also in June 2005, Affirmative Investment acquired 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. (“Affirmative Insurance”), through open market purchases. In August, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC (“NAL”), a newly formed Delaware limited liability company, for approximately $40.7 million in cash and the 1,183,000 shares of Affirmative Insurance. The remaining 50% of the membership interests of NAL were acquired by Delaware Street Capital Master Fund, LP or its affiliates (“DSC”) for approximately $37.5 million in cash and 1,459,699 shares of Affirmative Insurance common stock. In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. (“VIG”) and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, “Vesta”), acquired from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share. Upon the closing of the transaction with Vesta and the transfer of the shares of Affirmative Insurance from Affirmative Investment and DSC, NAL’s ownership percentage in Affirmative Insurance was approximately 52.9%. Affirmative Investment’s ownership in NAL is accounted for using the equity method of accounting. Affirmative Investment accounts for its investment in NAL three months in arrears.

Summarized Financial Information
      In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, respectively. Summarized financial information for Affirmative Investment is presented as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 (Affirmative Investment was formed in June 2005). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their respective audited financial statements for December 31, 2005 and their unaudited quarterly financial statements. The summarized financial information presented below for

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Affirmative Investment is derived from its unaudited quarterly financial statements for December 31, 2005 and for the three months ended March 31, 2006.

	March 31, 2006

	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment

	(Dollars in thousands)
Total assets	$105,318	$1,560,445	$59,765
Total liabilities	66,225	1,218,839	—
Minority interest	—	68,002	—
Total equity	39,093	273,604	59,765

	December 31, 2005

	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment

	(Dollars in thousands)
Total assets	$105,578	$1,199,963	$60,199
Total liabilities	66,733	898,513	—
Minority interest	—	40,544	—
Total equity	38,845	260,906	60,199

	Three Months Ended March 31, 2006

	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment

	(Dollars in thousands)
Revenue		$6,349
Underwriting income (loss)	$(337)	2,457
Operating income (loss)	—	—	$(356)
Net income (loss)	248	12,310	(356)

	Three Months Ended March 31, 2005

	B.H.	Castlewood
	Acquisition	Holdings

	(Dollars in thousands)
Revenue		$4,488
Underwriting income (loss)	$(290)	1,550
Net income (loss)	(140)	945
      The Company’s consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $56.7 million and approximately $52.6 million at March 31, 2006 and December 31, 2005, respectively.

Note 4:	Other Investments
      In December 2005, the Company invested approximately $3.5 million in NIB Partners, a newly formed Province of Alberta limited partnership, in exchange for an approximately ..2% limited partnership interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly, NIB Capital N.V.) and its affiliates (“NIBC”). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network. In April 2006, the Company received a distribution of $254,000 from its investment in NIB Partners

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consisting of $199,000 in dividend income and a return of capital of $55,000. These amounts were accrued as receivables at March 31, 2006.
      New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC. The Company’s investment in NIB Partners is accounted for at cost.

Note 5:	Commitments and Contingencies
      In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. In December 2005, the Company signed a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company’s results of operations. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. The Company does not own any real property. Including payments made to J.C. Flowers & Co. LLC, the Company incurred rent expense in the amount of $16,488 and $20,658 for the three months ended March 31, 2006 and 2005, respectively.
      In February 2006, the Company announced that it approved a commitment of up to $25.0 million in J.C. Flowers II LP (the “J.C. Flowers Fund”), a private investment fund to be formed by J.C. Flowers & Co. LLC. The transaction is expected to close in the second quarter. The Company intends to use cash on hand to fund its commitment. No fees will be payable by the Company to J.C Flowers II LP, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with the Company’s investment in the J.C. Flowers Fund.

Note 6:	Income Taxes
      Income tax expense was approximately $1.3 million for the three months ended March 31, 2006 compared to $28,000 for the same period in 2005. The Company’s effective tax rates for 2006 and 2005 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.
      The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries at March 31, 2006 and December 31, 2005.
      The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. Accruals of $2.1 million and $2.3 million for tax contingencies are reflected in accrued taxes in the consolidated balance sheets at March 31, 2006 and December 31, 2005, respectively.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Segment Information
      The Company separately evaluates the performance of B.H. Acquisition and Castlewood Holdings based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities’ results of operations. Because the Company separately evaluates the financial results of each of its partially owned equity affiliates on a gross basis, the amounts presented herein represent the gross results of each entity. The amounts in excess of the Company’s ownership percentage are eliminated as part of the reconciliation from the gross amounts presented to the measure of profit or loss included in the consolidated financial statements. The Company also reviews separate financial results for Affirmative Investment and Enstar’s corporate activity.
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
      A reconciliation of the consolidated financial information by segment to the Company’s consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, respectively, is as follows:

	March 31, 2006

		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total

	(Dollars in thousands)
Total reportable segment assets:
Partially owned equity affiliates		$12,988	$89,923	$8,454	$111,365
Corporate assets	$77,732				77,732

Total	$77,732	$12,988	$89,923	$8,454	$189,097

	December 31, 2005

		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total

	(Dollars in thousands)
Total reportable segment assets:
Partially owned equity affiliates		$12,906	$85,908	$8,515	$107,329
Corporate assets	$77,891				77,891

Total	$77,891	$12,906	$85,908	$8,515	$185,220

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2006

		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total

	(Dollars in thousands)
Net underwriting (loss) income		$(337)	$2,457
Revenue			6,349
Net investment income	$199	880	9,660
Interest income	782
Share of net income (loss) of partly-owned companies			112	$(356)
General and administrative expenses	(567)	(561)	(11,087)
Amortization of run-off provision		250
Other income	103
Foreign exchange gain		16	470

Income (loss) before income taxes	517	248	7,961	(356)
Income tax (expense) benefit	(1,862)		214
Minority interest			(212)

Income (loss) before extraordinary gain	(1,345)	248	7,963	(356)
Extraordinary gain			4,347

Net income (loss)	$(1,345)	$248	$12,310	$(356)

Company’s economic ownership %		33%	32.63%	14%

			4,016
Company’s portion of pre-tax extraordinary gain			(1,418)

Earnings (losses) of partially owned equity affiliates		$82	$2,598	$(50)	$2,630

      The income tax amount of approximately $1.9 million included in the corporate segment includes $543,000 which is netted against the Company’s proportionate share of an extraordinary gain in the Company’s consolidated statement of income. The Company’s economic ownership percentage in Castlewood Holdings decreased from 32.89% to 32.63% during the second quarter of 2005 (Note 3).

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2005

		B.H.	Castlewood
	Corporate	Acquisition	Holdings	Total

		(Dollars in thousands)
Net underwriting income (loss)		$(290)	$1,550
Revenue			4,488
Net investment income		343	5,028
Interest income	$482
Share of net income of partly-owned companies			48
General and administrative expenses	(780)	(518)	(7,557)
Amortization of run-off provision		333
Other income	100
Foreign exchange loss		(8)	(1,057)

Income (loss) before income taxes	(198)	(140)	2,500
Minority interest	—		(379)
Income taxes	(28)		(1,176)

Net income (loss)	$(226)	$(140)	$945

Company’s economic ownership %		33%	32.89%

Earnings (loss) of partially owned equity affiliates		$(46)	$311	$265

      The Company’s economic ownership percentage in Castlewood Holdings decreased from 33 1/3 % to 32.89% during the third quarter of 2004 (Note 3).

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Income per Share
      The table below illustrates the reconciliation between net income per common share — basic and net income per common share — assuming dilution for the three months ended March 31, 2006 and 2005. Net income per common share — basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share — assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company’s stock option/incentive plans.

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in thousands, except
	per share data)
	(Unaudited)
Income before extraordinary gain	$1,828	$39
Extraordinary gain, net of income taxes	875	—

Net income	$2,703	$39

Income per common share before extraordinary gain — basic	$0.33	$0.01
Extraordinary gain, net of income taxes — basic	0.16	—

Net income per common share — basic	$0.49	$0.01

Income per common share before extraordinary gain — assuming dilution	$0.31	$0.01
Extraordinary gain, net of income taxes — assuming dilution	0.15	—

Net income per common share — assuming dilution	$0.46	$0.01

Weighted average shares outstanding — basic	5,517,909	5,517,909
Common share equivalents	363,149	331,144

Weighted average shares outstanding — assuming dilution	5,881,058	5,849,053

      There were no antidilutive common stock equivalents for the three months ended March 31, 2006 and 2005.

Note 9:	Subsequent Events
      In April 2006, the Company received a dividend of approximately $20.1 million from Castlewood Holdings, a partially owned equity affiliate of the Company.
      Also in April 2006, the Company received a distribution of $254,000 from its investment in NIB Partners. This distribution consisted of $199,000 in dividend income and a return of capital of $55,000. These amounts were accrued as receivables at March 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama
      We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries (“Enstar”) as of March 31, 2006, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of Enstar’s management.
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
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar as of December 31, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Birmingham, Alabama
May 10, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Through the operations of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company’s participation in the reinsurance industry see Item 1A. “Risk Factors” to The Enstar Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.
      The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company’s acquisition criteria.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123R as of January 1, 2006 using the modified-prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.
Critical Accounting Policies

Enstar
      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with its evaluation of the income tax valuation allowance.
      Income Tax Valuation Reserve — The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at March 31, 2006, is based on management’s assessment of the Company’s earnings history, expectations of future taxable income, and other relevant considerations.

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
      Loss and Loss Adjustment Expenses — Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, Castlewood Holdings’ and B.H. Acquisition’s liability for unpaid losses and loss expenses is based largely upon estimates. Castlewood Holdings’ and B.H. Acquisition’s management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for losses incurred but not reported. Such reserves are reviewed and estimated by management based upon reports received from ceding companies, supplemented by Castlewood Holdings’ and B.H. Acquisition’s own estimates of reserves for which ceding company reports have not been received, and independent actuarial estimates of ultimate unpaid losses. Castlewood Holdings’ and B.H. Acquisition’s reserves are largely comprised of casualty exposures including asbestos and environmental exposures and therefore these claims are subject to a higher degree of estimation volatility as a result of changes in the legal environment, jury awards, medical cost trends and general inflation. Castlewood Holdings and B.H. Acquisition regularly review and update these estimates using the most current information available and employing various actuarial methods. The ultimate liability for a loss is likely to differ from the original estimate due to the factors discussed above. Adjustments resulting from changes in our estimates are recorded in the period such adjustments are determined. The establishment of reserves, or the adjustment of reserves for reported losses, could result in significant upward or downward changes to our financial condition or results of our operations in the period such amounts are reported.
      Reinsurance Balances Receivable — One of the ways loss exposure is managed is through the use of reinsurance. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve Castlewood Holdings or B.H. Acquisition of their liabilities to their insureds. Accordingly, loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those unpaid losses as well as amounts recoverable from reinsurers with respect to claims, which have already been paid.
      Goodwill — SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill be assessed for impairment on at least an annual basis. In determining goodwill, Castlewood Holdings must determine the fair values of the assets of an acquired company. The determination of fair value necessarily involves many assumptions. Fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management run-off strategy. Fair value adjustments are based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate, and are amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method options. If the assumptions made in initially valuing the assets change significantly in the future, Castlewood Holdings may be required to record impairment charges which could have a material impact on the financial statements.
      Castlewood Holdings assessed its recorded goodwill in 2005 in accordance with SFAS 142 and determined that there had been no impairment in its carrying value.
      During the three months ended March 31, 2006, Castlewood Holdings took negative goodwill into earnings upon the acquisition of Aioi Insurance Company of Europe Limited (“Aioi Europe”), and presented it as an extraordinary gain, in accordance with SFAS 141, “Business Combinations.”

Recent Developments
      In April 2006, the Company received a dividend of approximately $20.1 million from Castlewood Holdings, a partially owned equity affiliate of the Company.
      Also in April 2006, the Company received a distribution of $254,000 from its investment in NIB Partners.
Liquidity and Capital Resources
      The Company’s primary uses of liquidity include, but are not limited to, funding normal operating expenses as well as various expenses incurred in connection with the Company’s search for one or more suitable acquisitions. In addition, the Company uses cash on hand to fund commitments made in connection with the purchase of its partially owned equity affiliates. The primary sources of the Company’s liquidity include the receipt of dividends and distributions from partially owned equity affiliates.
      Net cash used in operating activities was $266,000 and $160,000 for the three months ended March 31, 2006 and 2005, respectively. The Company received a distribution of $11,000 from Affirmative Investment in January 2006.
      Net cash used in investing activities was $281,000 for the three months ended March 31, 2006. This amount represents the purchases of new certificates of deposit in excess of certificates of deposit maturing during the quarter. There were no investing activities for the three months ended March 31, 2005.
      There were no financing activities for the three months ended March 31, 2006 and 2005.
      The Company’s assets, aggregating approximately $189.1 million at March 31, 2006, include approximately $53.5 million in cash and cash equivalents and approximately $19.9 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.
Contractual Obligations and Commitments
      In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. In December 2005, the Company signed a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company’s results of operations. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. The Company does not own any real property.
      In February 2006, the Company approved a commitment of up to $25.0 million in the J.C. Flowers Fund, a private investment fund to be formed by J.C. Flowers & Co. LLC. The transaction is expected to close in the second quarter. The Company intends to use cash on hand to fund its commitment. In March 2006, one of the Company’s partially owned equity affiliates, Castlewood Holdings, approved a commitment of up to $75.0 million in the J.C. Flowers Fund. Castlewood Holdings intends to use cash on hand to fund its commitment.
      No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with the Company’s investment in the J.C. Flowers Fund.

Results of Operations
      The Company reported net income of approximately $2.7 million for the three months ended March 31, 2006, compared to net income of $39,000 for the same period in the prior year. The increase in net income for the three months ended March 31, 2006 compared to the same period in the prior year is primarily a result of an increase in earnings from partially owned equity affiliates and an increase in interest income.
      Interest income was $782,000 for the three months ended March 31, 2006 compared to $482,000 for the three months ended March 31, 2005. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased primarily as a result of an increase in interest rates earned on the Company’s cash, cash equivalents and certificates of deposit. On average, interest rates earned by the Company have increased approximately 2.0 percent in the first quarter of 2006 compared to the same period in 2005.
      Other investment income of $199,000 for the three months ended March 31, 2006 resulted from dividends accrued from the Company’s investment in New NIB Partners LP.
      Earnings of partially owned equity affiliates were approximately $2.6 million for the three months ended March 31, 2006 compared to $265,000 for the same period in 2005. The Company recorded equity in earnings of $82,000 from B.H. Acquisition for the three months ended March 31, 2006 compared to equity in losses of $46,000 for the same period in 2005. The Company recorded equity in earnings of approximately $2.6 million from Castlewood Holdings for the three months ended March 31, 2006 compared to $311,000 for the three months ended March 31, 2005. The Company recorded equity in losses of $50,000 from Affirmative Investment for the three months ended March 31, 2006 (the Company made its initial capital contribution to Affirmative Investment in July 2005). In addition, the Company reported income of $875,000, net of income taxes, as its proportionate share of the excess of the net assets acquired over the cost in the acquisition of Aioi Europe. For further discussion of the reasons underlying the changes in earnings (losses) from B.H. Acquisition and Castlewood Holdings, see “— Results of Operations — Partially Owned Equity Affiliates”.
      Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company’s partially owned equity affiliates.
      General and administrative expenses were $567,000 for the three months ended March 31, 2006 compared to $780,000 for the same period in 2005. Of these amounts, $386,000 and $297,000 related to employee expenses in 2006 and 2005, respectively. Included in the 2006 amount is $62,000 in non-cash compensation relating to the implementation of SFAS 123R which became effective on January 1, 2006. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company’s search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were $524,000 in the first quarter of 2006 and $340,000 for the same period in 2005. General and administrative expenses for the first quarter of 2006 also include the reversal of a contingency reserve in the amount of $500,000.
      Income tax expense was approximately $1.3 million for the three months ended March 31, 2006 compared to $28,000 for the same period in 2005. The Company’s effective tax rates for 2006 and 2005 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

Results of Operations — Partially Owned Equity Affiliates
      Since a substantial portion of the Company’s results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies’ results of operations:

Castlewood Holdings
      Castlewood Holdings reported consolidated net earnings of $12.3 million for the three months ended March 31, 2006 compared to net earnings of $945,000 for the same period in 2005. The increase in net earnings for the quarter was primarily due to $4.3 million of negative goodwill realized on the acquisition of Aioi Europe, an increase in net investment income of $4.7 million due to the increased yield in 2006 and a reduction in income taxes of $1.4 million due to utilization of group loss carryforwards against prior years’ taxes paid.
      Underwriting income was $2.5 million and $1.6 million for the three months ended March 31, 2006 and March 31, 2005, respectively.
      Castlewood Holdings earned consulting fees of $6.3 million for the three months ended March 31, 2006 compared to $4.5 million for the same period in 2005. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success based fee arrangements. Included in this amount was $313,000 in consulting fees charged to B.H. Acquisition, a related party.
      Castlewood Holdings’ net income from partly-owned companies was $112,000 and $48,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. The amount for the current year represents Castlewood Holdings’ proportionate share of equity in the earnings of B.H. Acquisition. The prior year relates to B.H. Acquisition and Cassandra Equity (Cayman) LP. In March 2005, Cassandra’s underlying assets were sold and the proceeds distributed to the partners.
      Net investment income for the three months ended March 31, 2006 was $9.7 million compared to net investment income of $5.0 million for the same period in 2005. Net investment income consisted primarily of interest income earned from cash, cash equivalents and debt securities. The increase in interest income is due primarily to the rise in the interest rates.
      Castlewood Holdings recorded a foreign exchange gain of $470,000 for the three months ended March 31, 2006 and a foreign exchange loss of $1.1 million for the same period in 2005. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings.
      Salaries and benefits were $7.9 million for the three months ended March 31, 2006 compared to $4.9 million for the same period in 2005. Castlewood Holdings is a service based company and, as such, employee salaries and benefits is its largest cost. Castlewood Holdings has in place a discretionary bonus plan. Included as part of the salary cost is an accrual relating to this plan. The increased cost is attributable to both the growth in staff of Castlewood Holdings over the past year and the increase in the accrual relating to the discretionary bonus plan.
      General and administrative expenses were $3.1 million for the three months ended March 31, 2006 compared to $2.7 million for the same period in 2005. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in the UK, US and Bermuda, and staff travel frequently in connection with Castlewood Holdings search for acquisition opportunities and in the general management of the business.
      Castlewood Holdings had an income tax benefit of $214,000 for the three months ended March 31, 2006, due to utilization of group less carryforwards against prior years taxes paid. Castlewood Holdings recorded expense of $1.2 million for the same period in 2005. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom and Unites States subsidiaries record income taxes based on their graduated statutory rates, net of any tax benefits arising from tax loss carryforwards.
      Castlewood Holdings recorded a minority interest of $212,000 and $380,000 for the three months ended March 31, 2006 and 2005, respectively. The minority interest for the quarter ended March 31, 2006 represents the minority interest share of the net earnings of Hillcot Re and Aioi.
      Negative goodwill was $4.3 million (net of minority interest of $4.3 million) for the quarter ended March 31, 2006. On March 30, 2006 the Company acquired Aioi Europe’s fair valued net assets of $117.9 million for total consideration of $109.2 million (£62 million). The excess has, in accordance with SFAS 141, been recognized as an extraordinary gain in the quarter.
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

B.H. Acquisition
      B.H. Acquisition reported a net income of $248,000 for the three months ended march 31, 2006 compared to a net loss of $140,000 for the same period in the prior year.
      B.H. Acquisition had net underwriting losses of $337,000 and $290,000 for the three months ended March 31, 2006 and 2005, respectively.
      Net investment income was $880,000 and $343,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. Interest income was earned from cash, cash equivalents and mutual funds. The increase in the quarter was due to an increase in interest rates.
      Amortization of the run-off provision was $250,000 and $333,000 for the three months ended March 31, 2006 and 2005, respectively. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. This provision is amortized on a straight-line basis over this period. In 2005 an additional provision of $667,000 was established and the expected life of the run-off was extended one year.
      General and administrative expenses were $561,000 and $518,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. General and administrative expenses include legal, audit, management and actuarial expenses.
      The Company recorded a foreign exchange gain of $16,000 and a foreign exchange loss of $8,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. Through its subsidiaries B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The Company is exposed to market risk from changes in interest rates. At March 31, 2006, the Company had cash and cash equivalents of approximately $53.5 million in interest bearing accounts (interest at floating rates) and approximately $19.9 million of short-term certificates of deposit (interest at fixed rates).

Accordingly, each one percent change in market interest rates would change interest income by approximately $734,000 per year. However, any future transactions affecting the Company’s cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company’s certificates of deposits, the weighted average original term of certificates held by the Company at March 31, 2006 is approximately five months. The short-term nature of these certificates limits the Company’s risk of changes in the fair value of these certificates.
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
      Castlewood Holdings and B.H. Acquisition are also exposed to credit risk on losses recoverable from reinsurers. These companies’ credit risk exposure was assumed at the time they acquired various subsidiaries. They manage this risk by conducting a detailed review of each potential acquisition’s reinsurance portfolio during the due diligence process.

Item 4.	Controls and Procedures
      As required by Securities and Exchange Commission (“SEC”) rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.
      Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 6.	Exhibits

Reference
Number		Description of Exhibits

3.1	—	Articles of Incorporation of the Company, as amended on June 10, 1998 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 4, 1998).
3.2	—	Bylaws of the Company, as amended on May 20, 1999 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 6, 1999).
4.1	—	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
4.2	—	Amendment Agreement, dated as of October 20, 1998, to the Rights Agreement, dated as of January 20, 1997, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 1998).
10.1	—	Amended and Restated Deferred Compensation and Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 29, 2005).
10.2	—	Agreement for the Sale and Purchase of Aioi Insurance Company of Europe Limited, dated December 30, 2005, by and among Aioi Insurance Company Limited, Hillcot Holdings Ltd., Castlewood (EU) Ltd., Kenmare Holdings Ltd., and Shinsei Bank, Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 29, 2005).
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Enstar Group, Inc.

By:	/s/ Cheryl D. Davis

Cheryl D. Davis
Chief Financial Officer, Vice President
of Corporate Taxes, Secretary
(Authorized Officer)
(Principal Financial Officer)
Date: May 10, 2006