Form 10-Q
period 2006-06-30
ENSTAR GROUP INC
filed 2006-08-09
CIK 55820

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Registrant’s Common Stock, $.01 par value per share, outstanding at August 9, 2006 was 5,739,384.

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

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Dollars in thousands) (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$75,570	$54,032
Certificates of deposit	20,129	19,686
Other current assets	120	129

Total current assets	95,819	73,847
Partially owned equity affiliates	96,041	107,329
Other investments	3,486	3,542
Other assets	508	502

Total assets	$195,854	$185,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,605	$595
Income taxes payable	4,165	5,467

Total current liabilities	6,770	6,062
Deferred income tax liabilities	8,213	10,401
Accrued taxes	2,125	2,325
Deferred compensation	959	853
Other liabilities	463	456

Total liabilities	18,530	20,097

Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock ($.01 par value; 55,000,000 shares authorized, 6,185,260 and 5,960,260 shares issued at June 30, 2006 and December 31, 2005, respectively)	62	60
Additional paid-in capital	198,198	189,968
Accumulated other comprehensive income of partially owned equity affiliates, net	614	210
Accumulated deficit	(15,470)	(19,305)
Treasury stock, at cost (445,876 and 442,351 shares at June 30, 2006 and December 31, 2005, respectively)	(6,080)	(5,810)

Total shareholders’ equity	177,324	165,123

Total liabilities and shareholders’ equity	$195,854	$185,220

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
	(Unaudited)

Interest income	$1,067	$561	$1,849	$1,043
Other investment income	—	604	199	604
Earnings of partially owned equity affiliates	4,125	1,046	6,755	1,311
Other income (includes related party income of $100, $100, $200 and $200, respectively)	106	101	209	201
General and administrative expenses	(2,933)	(861)	(3,500)	(1,641)

Income before income taxes and extraordinary gain	2,365	1,451	5,512	1,518
Income taxes	(1,233)	(655)	(2,552)	(683)

Income before extraordinary gain	1,132	796	2,960	835
Extraordinary gain, net of income taxes of $543	—	—	875	—

Net income	$1,132	$796	$3,835	$835

Weighted average shares outstanding — basic	5,604,110	5,517,909	5,561,247	5,517,909

Weighted average shares outstanding — assuming dilution	5,930,382	5,845,621	5,906,240	5,847,330

Income per common share before extraordinary gain — basic	$0.20	$0.14	$0.53	$0.15
Extraordinary gain, net of income taxes — basic	—	—	0.16	—

Net income per common share — basic	$0.20	$0.14	$0.69	$0.15

Income per common share before extraordinary gain — assuming dilution	$0.19	$0.14	$0.50	$0.14
Extraordinary gain, net of income taxes — assuming dilution	—	—	0.15	—

Net income per common share — assuming dilution	$0.19	$0.14	$0.65	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
	(Unaudited)

Net income	$1,132	$796	$3,835	$835
Other comprehensive income (loss):
Unrealized holding gains on investments, net of income tax expense of $185, $487, $170 and $424	299	785	275	684
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of $(10), $75, $(10) and $13	15	(122)	15	(21)
Currency translation adjustment, net of income tax expense (benefit) of $60, $(60), $71 and $(75)	97	(97)	114	(121)

Other comprehensive income	411	566	404	542

Comprehensive income	$1,543	$1,362	$4,239	$1,377

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$3,835	$835
Adjustments to reconcile net income to net cash used in operating activities:
Earnings of partially owned equity affiliates	(6,755)	(1,311)
Dividends and distributions received from partially owned equity affiliates	20,158	—
Extraordinary gain, net of income taxes	(875)	—
Noncash compensation expense	112	—
Gain on sale of marketable securities	—	(604)
Deferred income taxes	(3,182)	57
Tax benefit from exercise of stock options	(5,694)	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,010	(339)
Income taxes payable	4,392	(428)
Other, net	67	132

Net cash provided by (used in) operating activities	14,068	(1,658)

Cash flows from investing activities:
Purchase of marketable securities	—	(9,460)
Proceeds from sale of marketable securities	—	4,374
Return of capital from NIB Partners	56	—
Purchases of certificates of deposit	(47,275)	(4,084)
Maturities of certificates of deposit	46,879	4,048

Net cash used in investing activities	(340)	(5,122)

Cash flows from financing activities:
Tax benefit from exercise of stock options	5,694	—
Proceeds from exercise of stock options	2,116	—

Net cash provided by financing activities	7,810	—

Increase (decrease) in cash and cash equivalents	21,538	(6,780)
Cash and cash equivalents at the beginning of the period	54,032	81,675

Cash and cash equivalents at the end of the period	$75,570	$74,895

Supplemental disclosures of cash flow information:
Income taxes paid	$842	$1,072

Supplemental disclosures of noncash investing activities:
Accrued initial capital contribution to Affirmative Investment LLC	$—	$2,688

Supplemental disclosures of noncash financing activities:
Receipt of treasury stock from exercise of stock options	$270	$—

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	General

The Enstar Group, Inc. and Subsidiaries, (the “Company” or “Enstar”), is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry.

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

The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company’s financial condition, results of operations and cash flows for the interim period. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006 under the Securities Exchange Act of 1934, as amended.

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

The components of accumulated other comprehensive income are as follows:

	June 30,	December 31,
	2006	2005

Currency translation adjustment, net of income tax expense of $202 and $130	$324	$210
Unrealized holding gains, net of income tax expense of $180	290	—

Total accumulated other comprehensive income	$614	$210

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

The options granted under the plans are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire no later than ten years from the grant date. Options under the various plans had original vesting schedules that ranged from one to four years. Any shares issued from the exercise of options would be from newly issued shares. There are a total of 817,500 shares authorized under the Company’s various stock option plans, 52,500 of which are available to be granted at June 30, 2006. Prior to 2006, no compensation expense was recognized in net earnings for grants under stock option/incentive plans that had an exercise price equal to the market value of the Company’s underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company’s common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004.

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to recognize an expense in their financial statements for stock options based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option on its grant date and that this value be amortized over the grantees’ service period. Prior to January 1, 2006, the Company accounted for stock options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition.” These Statements permitted companies to choose between two methods of recording the expense for stock options in their financial statements; either the fair value method, or the “intrinsic value method,” in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpretations. Under the intrinsic value method, compensation expense for the Company’s option grants was only recognized if the exercise price of the employee stock option was less than the market price of the underlying stock on the date of grant. If a company elected to use the intrinsic value method, pro forma disclosures of earnings and earnings per share were required as if the fair value method of accounting had been applied. The Company previously elected to account for its stock options under the intrinsic value method and therefore computed and disclosed the required pro forma disclosures.

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005
	(Dollars in thousands, except per share data)
	(Unaudited)

Net income, as reported	$796	$835
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	37	58
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(100)	(178)

Pro forma net income	$733	$715

Income per common share:
Basic — as reported	$0.14	$0.15

Basic — pro forma	$0.13	$0.13

Assuming dilution — as reported	$0.14	$0.14

Assuming dilution — pro forma	$0.13	$0.12

The fair values for options granted under the Company’s stock option plans were calculated at the date of grant using the Black-Scholes option pricing model. The estimated weighted average fair value at the date of grant for options vesting during the three and six months ended June 30, 2006 and 2005 was $9.36, $9.48, $0 and $9.50, respectively.

The adoption of SFAS 123R has not altered the Company’s methodology of computing option expense from that used to prepare the pro forma disclosures in previous years. Furthermore, at the present time, the Company does not plan to change its policies of stock option compensation with respect to the number of grants, terms, or alternative instruments as a result of the adoption of SFAS 123R. Stock-based employee compensation is based on the application of Emerging Issues Task Force No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44,” which requires straight-line vesting of such awards over the full vesting period. At this time, the Company anticipates that 2006 after-tax stock option expense will be approximately $115,000 or $.02 per diluted share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement reduced net operating cash flows by approximately $5.7 million and increased net financing cash flows by

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $5.7 million in the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006.

The effect of the adoption of SFAS 123R on selected line items is as follows for the three and six months ended June 30, 2006:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006
	Increase (Decrease)

General and administrative expenses	$50	$112
Income before income taxes and extraordinary gain	(50)	(112)
Income taxes	(26)	(52)
Net income	(24)	(60)
Net income per common share — basic	(.00)	(.01)
Net income per common share — assuming dilution	(.00)	(.01)

No stock option expense was capitalized during the three and six months ended June 30, 2006.

A summary of option activity for the six-month period ended June 30, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
Options	Shares	Price	years)	thousands)

Outstanding at December 31, 2005	725,000	$20.47
Outstanding at March 31, 2006	725,000	20.47	4.20	$50,220
Exercisable at March 31, 2006	640,000	17.74	3.76	46,081
Vested during the three month period ended June 30, 2006	5,000	57.81	8.77
Exercised during the three months ended June 30, 2006	225,000	10.60		14,795
Outstanding at June 30, 2006	500,000	24.91	5.50	33,639
Exercisable at June 30, 2006	420,000	22.04	5.18	29,464
Vested or expected to vest at June 30, 2006	500,000	24.91

The total fair value of shares vesting during the three and six months ended June 30, 2006 was $46,800 and $426,800, respectively.

There were 225,000 shares exercised during the three months ended June 30, 2006. There were no options granted, forfeited or expired during the three or six months ended June 30, 2006.

Information about the Company’s unrecognized stock-based compensation at June 30, 2006 is as follows:

Unrecognized compensation	$189,000
Weighted average period of expected recognition (in years)	.73

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Partially Owned Equity Affiliates

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

Castlewood Holdings Limited

In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the “Castlewood Principals”), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the “Castlewood Holdings Transaction”). The Company owns 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each own 25% of Castlewood Holdings’ voting stock. The Company owns a 32.03% economic interest in Castlewood Holdings. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company’s ownership in Castlewood Holdings is accounted for using the equity method of accounting.

As a result of this transaction, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At June 30, 2006, the Company’s beneficial ownership in B.H. Acquisition was 47.41%. The Company’s combined voting interest in B.H. Acquisition is limited to 50%.

In conjunction with the closing of the Castlewood Holdings Transaction, a wholly owned subsidiary of Castlewood Holdings completed the acquisition of two reinsurance companies in run-off, River Thames Insurance Company Limited (“River Thames”), based in London, England, and Overseas Reinsurance Corporation Limited (“Overseas Reinsurance”), based in Bermuda. The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.

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

In March 2003, Castlewood Holdings and Shinsei Bank, Limited (“Shinsei”) completed the acquisition of all of the outstanding capital stock of The Toa-Re Insurance Company (UK) Limited (“Toa-UK”), a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. (“Hillcot”), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK’s name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings’ consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. J. Christopher Flowers (“Mr. Flowers”), a member of the Company’s board of directors and the Company’s largest shareholder, is a director and the largest shareholder of Shinsei.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2004, Castlewood Holdings implemented an employee stock-based compensation plan. The plan allows for the award of Castlewood Holdings’ Class D non-voting shares to certain senior employees up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. As a result of awards made in 2005 and 2004, the Company’s economic interest in Castlewood Holdings of 33 1/3% has been diluted by 1.30% to 32.03% as of June 30, 2006. As awarded shares vest and as additional shares are awarded in the future, the Company’s economic interest could decrease to a minimum of 30.83%. The Company’s voting interest will remain at 50%.

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

In March 2006, Castlewood Holdings and Shinsei completed the acquisition of Aioi Insurance Company of Europe Limited (“Aioi Europe”), a London-based subsidiary of Aioi Insurance Company, Limited, for £62 million (approximately $108 million), with £50 million in cash upon the closing of the transaction and £12 million in the form of a promissory note, payable twelve months from the date of the closing. Aioi Europe underwrote general insurance and reinsurance business in Europe for its own account until 2002 when it generally ceased underwriting, and placed into run-off, its general insurance and reinsurance business. The acquisition was effected through Hillcot. The acquisition has been accounted for using the purchase method of accounting. Castlewood Holdings recorded an extraordinary gain of approximately $4.3 million (net of minority interest of $4.3 million) relating to the excess of the fair value of the assets acquired over their cost. Upon completion of the transaction, Aioi Europe’s name was changed to Brampton Insurance Company Limited (“Brampton”). In April 2006, Hillcot entered into a facility loan agreement with an international bank (the “Facility”) and drew down approximately $44.4 million from the Facility to repay shareholder funds advanced for the acquisition of Brampton. The Facility has an interest rate of LIBOR plus 2%, is repayable within four years, and is secured by a first charge over Hillcot’s shares in Brampton together with a floating charge over Hillcot’s assets. In May 2006, Brampton completed the repurchase of £40 million of its shares ($73.8 million). The proceeds of the share repurchase were used to repay the £12.1 million promissory note and accumulated interest, reduce the Facility by approximately $25.2 million, and return approximately $23.2 million to Hillcot’s shareholders.

Also in March 2006, Castlewood Holdings approved a commitment of up to $75.0 million in J.C. Flowers II LP (the “J.C. Flowers Fund”), a private investment fund to be formed by J.C. Flowers & Co. LLC. In June 2006, the commitment was accepted by the J.C. Flowers Fund. Castlewood Holdings’ commitments may be drawn down by

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the J.C. Flowers Fund over approximately the next five years. Castlewood Holdings intends to use cash on hand to fund its commitment. J.C. Flowers & Co. LLC is controlled by Mr. Flowers. No fees will be payable by Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with Castlewood Holdings’ investment in the J.C. Flowers Fund.

In April 2006, Castlewood Holdings paid a dividend of approximately $27.9 million to its shareholders and redeemed approximately $22.1 of Class E non-voting redeemable shares. Enstar’s portion of this dividend was approximately $20.1 million.

In June 2006, Castlewood Holdings entered into a definitive agreement for the purchase of Cavell Holdings Limited (“Cavell”), a U.K. company, from Dukes Place Holdings, L.P. (“Dukes Place”), a portfolio company of GSC Partners, for a purchase price of approximately £32 million (approximately $59 million). Cavell owns a U.K. reinsurance company and a Norwegian reinsurer, both of which are currently in run-off. Cavell had total consolidated assets of approximately £101 million (approximately $176 million) at March 31, 2006, as reported in its U.K. regulatory statements. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various other closing conditions. The transaction is expected to close in the third quarter of 2006.

Also in June 2006, a subsidiary of Castlewood Holdings, in an unrelated transaction, entered into a definitive agreement with Dukes Place for the purchase of a minority interest in a U.S. holding company that owns two property and casualty insurers based in the U.S., both of which are in run-off. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various other closing conditions. The transaction is expected to close in the fourth quarter of 2006.

Affirmative Investment LLC

In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC (“Affirmative Investment”), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. In July 2005, the Company funded its initial capital contribution of approximately $2.6 million. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At June 30, 2006, the Company’s total investment in Affirmative Investment was approximately $8.7 million, including equity in earnings from July 1, 2005 to June 30, 2006. The Company’s ownership in Affirmative Investment is accounted for using the equity method of accounting.

Also in June 2005, Affirmative Investment acquired 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. (“Affirmative Insurance”), through open market purchases. In August, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC (“NAL”), a newly formed Delaware limited liability company, for approximately $40.7 million in cash and the 1,183,000 shares of Affirmative Insurance. The remaining 50% of the membership interests of NAL were acquired by Delaware Street Capital Master Fund, LP or its affiliates (“DSC”) for approximately $37.5 million in cash and 1,459,699 shares of Affirmative Insurance common stock. In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. (“VIG”) and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, “Vesta”), acquired from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share. Upon the closing of the transaction with Vesta and the transfer of the shares of Affirmative Insurance from Affirmative Investment and DSC, NAL’s ownership percentage in Affirmative Insurance was approximately 52.9%. Due to the issuance of new shares by Affirmative Insurance, NAL’s ownership percentage was reduced to approximately 51.9% at June 30, 2006. Affirmative Investment’s ownership in NAL is accounted for using the equity method of accounting. Affirmative Investment accounts for its investment in NAL three months in arrears. (Note 11)

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized Financial Information

In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, respectively. Summarized financial information for Affirmative Investment is presented as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 (Affirmative Investment was formed in June 2005). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their respective audited financial statements for December 31, 2005 and their unaudited quarterly financial statements. The summarized financial information presented below for Affirmative Investment is derived from its unaudited financial statements for December 31, 2005 and its unaudited quarterly financial statements for the three and six months ended June 30, 2006.

	June 30, 2006
	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment
	(Dollars in thousands)

Total assets	$103,613	$1,483,539	$61,188
Total liabilities	64,184	1,164,567	—
Minority interest	—	61,212	—
Total equity	39,429	257,760	61,188

	December 31, 2005
	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment
	(Dollars in thousands)

Total assets	$105,578	$1,199,963	$60,199
Total liabilities	66,733	898,513	—
Minority interest	—	40,544	—
Total equity	38,845	260,906	60,199

	Three Months Ended June 30, 2006
	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment
	(Dollars in thousands)

Revenue		$5,251
Underwriting income (loss)	$(336)	4,323
Operating income	—	—	$1,502
Net income	336	11,877	1,502

	Six Months Ended June 30, 2006
	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment
	(Dollars in thousands)

Revenue		$11,600
Underwriting income (loss)	$(673)	6,780
Operating income	—	—	$1,146
Net income	584	24,187	1,146

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005
	B.H.	Castlewood
	Acquisition	Holdings
	(Dollars in thousands)

Revenue		$3,857
Underwriting income (loss)	$(290)	3,873
Net income	70	3,137

	Six Months Ended
	June 30, 2005
	B.H.	Castlewood
	Acquisition	Holdings
	(Dollars in thousands)

Revenue		$8,345
Underwriting income (loss)	$(580)	5,423
Net income (loss)	(71)	4,081

The Company’s consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $40.6 million and approximately $52.6 million at June 30, 2006 and December 31, 2005, respectively.

Note 4:	Other Investments

In December 2005, the Company invested approximately $3.5 million in NIB Partners, a newly formed Province of Alberta limited partnership, in exchange for an approximately .2% limited partnership interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC. NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network. In April 2006, the Company received a distribution of $255,000 from its investment in NIB Partners consisting of $199,000 in dividend income and a return of capital of $56,000.

NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC. The Company’s investment in NIB Partners is accounted for at cost.

Note 5:	Commitments and Contingencies

In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. In December 2005, the Company signed a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company’s results of operations. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. The Company does not own any real property. Including payments made to J.C. Flowers & Co. LLC, the Company incurred rent expense in the amount of $16,488, $32,976, $20,658 and $41,316 for the three and six months ended June 30, 2006 and 2005, respectively.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2006, the Company approved a commitment of up to $25.0 million in J.C. Flowers II LP (the “J.C. Flowers Fund”), a private investment fund to be formed by J.C. Flowers & Co. LLC. In June 2006, the commitment was accepted by the J.C. Flowers Fund. The Company’s commitments may be drawn down by the J.C. Flowers Fund over approximately the next five years. The Company intends to use cash on hand to fund its commitment. No fees will be payable by the Company to J.C Flowers II LP, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with the Company’s investment in the J.C. Flowers Fund.

Note 6:	Stock Compensation

In May 2006, Nimrod T. Frazer, the Company’s Chairman and Chief Executive Officer, exercised 150,000 stock options in connection with the 1997 Amended CEO Stock Option Plan. In addition, three of the Company’s non-employee directors exercised a total of 75,000 stock options in connection with the 1997 Amended Outside Directors’ Stock Option Plan. Upon exercise of the options, the Company received approximately $2.1 million and 3,525 shares of the Company’s common stock in payment of the options.

Note 7:	Income Taxes

Income tax expense was approximately $1.2 million and approximately $2.6 million for the three and six months ended June 30, 2006, respectively, compared to $655,000 and $683,000 for the same periods in 2005. The Company’s effective tax rates for 2006 and 2005 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries at June 30, 2006 and December 31, 2005.

The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. Accruals of $2.1 million and $2.3 million for tax contingencies are reflected in accrued taxes in the consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively.

In the second quarter of 2006, additional paid-in capital increased by approximately $5.7 million as a result of an income tax benefit. This income tax benefit resulted from tax deductions triggered by the exercise of stock options by Nimrod T. Frazer, the Company’s Chairman and Chief Executive Officer, and three of the Company’s non-employee directors.

Note 8:	Segment Information

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

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the consolidated financial information by segment to the Company’s consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, respectively, is as follows:

	June 30, 2006
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Total reportable segment assets:
Partially owned equity affiliates		$13,099	$74,288	$8,654	$96,041
Corporate assets	$99,813				99,813

Total	$99,813	$13,099	$74,288	$8,654	$195,854

	December 31, 2005
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Total reportable segment assets:
Partially owned equity affiliates		$12,906	$85,908	$8,515	$107,329
Corporate assets	$77,891				77,891

Total	$77,891	$12,906	$85,908	$8,515	$185,220

	Three Months Ended June 30, 2006
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Net reduction in loss and loss adjustment expense liabilities		$(336)	$4,323
Revenue			5,251
Net investment income		949	11,066
Interest income	$1,067
Share of net income of partly-owned companies			151	$1,502
General and administrative expenses	(2,933)	(592)	(11,486)
Amortization of run-off provision		250
Interest expense			(532)
Other income	106
Foreign exchange gain		65	7,497

Income (loss) before income taxes	(1,760)	336	16,270	1,502
Income tax (expense) benefit	(1,233)		581
Minority interest			(4,974)

Net income (loss)	$(2,993)	$336	$11,877	$1,502

Company’s economic ownership %		33%	32.03%	14%

Earnings of partially owned equity affiliates		$111	$3,804	$210	$4,125

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Net reduction in loss and loss adjustment expense liabilities		$(673)	$6,780
Revenue			11,600
Net investment income	$1,849	1,829	20,726
Interest income	199
Share of net income of partly-owned companies			263	$1,146
General and administrative expenses	(3,500)	(1,153)	(22,573)
Amortization of run-off provision		500
Interest expense			(532)
Other income	209
Foreign exchange gain		81	7,967

Income (loss) before income taxes	(1,243)	584	24,231	1,146
Income tax (expense) benefit	(3,095)		795
Minority interest			(5,186)

Income (loss) before extraordinary gain	(4,338)	584	19,840	1,146
Extraordinary gain, net of minority interest			4,347

Net income (loss)	$(4,338)	$584	$24,187	$1,146

Company’s economic ownership %		33%	32.33%	14%

			7,820
Company’s portion of pre-tax extraordinary gain			(1,418)

Earnings of partially owned equity affiliates		$193	$6,402	$160	$6,755

The income tax amount of approximately $3.1 million included in the corporate segment includes $543,000 which is netted against the Company’s proportionate share of an extraordinary gain in the Company’s consolidated statement of income. The Company’s economic ownership percentage in Castlewood Holdings decreased from 32.63% to 32.03% during the second quarter of 2006. The Company’s economic ownership percentage used in the table above for the six months ended June 30, 2006 represents a weighted average for the period. (Note 3)

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005
		B.H.	Castlewood
	Corporate	Acquisition	Holdings	Total
		(Dollars in thousands)

Net reduction in loss and loss adjustment expense liabilities		$(290)	$3,873
Revenue			3,857
Net investment income	$604	555	8,255
Interest income	561
Share of net income of partly-owned companies			32
General and administrative expenses	(861)	(480)	(10,979)
Amortization of run-off provision		333
Other income	101
Foreign exchange loss		(48)	(1,138)

Income before income taxes	405	70	3,900
Income taxes	(655)		(151)
Minority interest			(612)

Net income (loss)	$(250)	$70	$3,137

Company’s economic ownership %		33%	32.63%

Earnings of partially owned equity affiliates		$23	$1,023	$1,046

	Six Months Ended June 30, 2005
		B.H.	Castlewood
	Corporate	Acquisition	Holdings	Total
		(Dollars in thousands)

Net reduction in loss and loss adjustment expense liabilities		$(580)	$5,423
Revenue			8,345
Net investment income	$604	898	13,283
Interest income	1,043
Share of net income of partly-owned companies			79
General and administrative expenses	(1,641)	(999)	(18,536)
Amortization of run-off provision		666
Other income	201
Foreign exchange loss		(56)	(2,195)

Income (loss) before income taxes	207	(71)	6,399
Income taxes	(683)		(1,327)
Minority interest			(991)

Net income (loss)	$(476)	$(71)	$4,081

Company’s economic ownership %		33%	32.69%

Earnings (loss) of partially owned equity affiliates		$(23)	$1,334	$1,311

The Company’s economic ownership percentage in Castlewood Holdings decreased from 32.89% to 32.63% during the second quarter of 2005. The Company’s economic ownership percentage used in the table above for the six months ended June 30, 2005 represents a weighted average for the period.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:	Income per Share

The table below illustrates the reconciliation between net income per common share — basic and net income per common share — assuming dilution for the three and six months ended June 30, 2006 and 2005. Net income per common share — basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share — assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company’s stock option/incentive plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
	(Unaudited)

Income before extraordinary gain	$1,132	$796	$2,960	$835
Extraordinary gain, net of income taxes			875

Net income	$1,132	$796	$3,835	$835

Income per common share before extraordinary gain — basic	$0.20	$0.14	$0.53	$0.15
Extraordinary gain, net of income taxes — basic			0.16

Net income per common share — basic	$0.20	$0.14	$0.69	$0.15

Income per common share before extraordinary gain — assuming dilution	$0.19	$0.14	$0.50	$0.14
Extraordinary gain, net of income taxes — assuming dilution			0.15

Net income per common share — assuming dilution	$0.19	$0.14	$0.65	$0.14

Weighted average shares outstanding — basic	5,604,110	5,517,909	5,561,247	5,517,909
Common share equivalents	326,272	327,712	344,993	329,421

Weighted average shares outstanding — assuming dilution	5,930,382	5,845,621	5,906,240	5,847,330

There were no antidilutive common stock equivalents for the three and six months ended June 30, 2006 and 2005.

Note 10:	Plan of Merger

On May 23, 2006, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Castlewood Holdings and CWMS Subsidiary Corp., a Georgia corporation and a direct wholly-owned subsidiary of Castlewood Holdings, pursuant to which CWMS Subsidiary Corp. will be merged (the “Merger”) with and into Enstar, and Enstar, which will be renamed Enstar USA, Inc., will become a direct wholly-owned subsidiary of Castlewood Holdings. Holders of shares of Enstar common stock will be entitled to receive one ordinary share of Castlewood Holdings in the Merger for each share of Enstar common stock they own.

Immediately following the Merger, shareholders of Enstar will hold approximately 48.7% of the outstanding ordinary shares of the combined entity, which will be based in Bermuda and is expected to list its shares on Nasdaq. Enstar also expects to pay, in connection with but prior to the Merger, a special dividend of $3.00 per share, or

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $17.3 million in the aggregate. The record date for such dividend will be set at a later date and announced prior to the consummation of the Merger.

The Board of Directors of each of Enstar and Castlewood Holdings unanimously approved the terms and conditions of the Merger Agreement. The transaction is expected to close during the third or fourth quarter of 2006, subject to the satisfaction of various closing conditions, including the approval by the shareholders of Enstar and Castlewood Holdings and the obtaining of certain governmental and regulatory approvals and decisions. The Merger is intended to qualify as a reorganization for federal income tax purposes.

On May 23, 2006, J. Christopher Flowers, John J. Oros and Nimrod T. Frazer, who collectively beneficially own approximately 36% of the shares and approximately 30% of the voting power of Enstar, entered into a Support Agreement (the “Support Agreement”) with Castlewood Holdings pursuant to which such shareholders agreed, among other things, to vote their shares of common stock of Enstar in favor of the adoption and approval of the Merger Agreement and the Merger.

In addition, on May 23, 2006, Castlewood Holdings, Enstar, Trident and certain other shareholders of Castlewood Holdings entered into a Recapitalization Agreement (the “Recapitalization Agreement”), which provides, among other things, for: a recapitalization of Castlewood Holdings in which all outstanding shares will be exchanged for newly created ordinary shares; the designation of the initial Board of Directors of Castlewood Holdings immediately following the Merger; repurchases of certain shares of Castlewood Holdings from Trident and its affiliates; payments in respect of certain other shares of Castlewood Holdings; the purchase by Castlewood Holdings or its designee of the shares of B.H. Acquisition Ltd., a Bermuda company, held by an affiliate of Trident; and the adoption of new bye-laws that will include, among other things, certain restrictions on transfers and voting of the ordinary shares. Castlewood Holdings shareholders holding the number of shares required to approve the Recapitalization Agreement and the transactions contemplated thereby have agreed to vote in favor of such agreements and transactions.

The Recapitalization Agreement also restricts the transfer by the shareholders party thereto of Castlewood Holdings shares received in the recapitalization for one year, subject to certain exceptions, and provides that at the time of the recapitalization certain shareholders of Castlewood Holdings will enter into a registration rights agreement entitling them to require Castlewood Holdings to register their ordinary shares of Castlewood Holdings for resale under the United States Securities Act of 1933, as amended, beginning one year after the consummation of the merger, although Trident and certain of its affiliates have the right to register up to 750,000 shares of their Castlewood Holdings stock 90 days after the consummation of the merger. The directors of Enstar have agreed to similar transfer restrictions on their shares of Castlewood Holdings, and will receive registration rights pursuant to the same registration rights agreement.

Also on May 23, 2006, Castlewood Holdings entered into a tax indemnification agreement with Mr. Flowers pursuant to which Castlewood Holdings will reimburse and indemnify Mr. Flowers for, and hold him harmless on an after-tax basis against, any increase in Mr. Flower’s U.S. federal, state or local income tax liability (including any interests or penalties relating thereto), and reasonable attorneys’ fees, incurred by Mr. Flowers as a result of certain dispositions of shares of Enstar or dispositions of all or substantially all of the Enstar assets by Castlewood Holdings within the period beginning immediately after the effective time of the Merger and ending five years after the last day of the taxable year that includes the effective time.

Castlewood Holdings also has agreed, subject to consummation of the Merger Agreement, to repurchase from two directors of Enstar, T. Whit Armstrong and T. Wayne Davis, upon their request, during a 30-day window period commencing January 15, 2007, at then prevailing market prices, such number of shares as provides an amount sufficient for T. Whit Armstrong and T. Wayne Davis to pay taxes on compensation income resulting from the exercise of options in respect of a combined aggregate number not to exceed 50,000 shares repurchased.

Enstar currently owns 50% of the voting stock of Castlewood Holdings. Trident and certain members of management of Castlewood Holdings each own 25% of Castlewood Holdings’ voting stock. Enstar owns an approximately 32% economic interest in Castlewood Holdings.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:  Subsequent Event

In August 2006, Affirmative Investment entered into an agreement with DSC to purchase all of DSC’s membership interests in NAL for approximately $62.9 million. Upon consummation of the transaction, Affirmative Investment’s interest in NAL will increase from 50% to 100%. The transaction is expected to close at the end of August 2006, subject to various closing conditions. At this time, Enstar does not expect to fund additional capital contributions to Affirmative Investment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries (“Enstar”) as of June 30, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of Enstar’s management.

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
August 9, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through the operations of the Company’s partially owned equity affiliates, Castlewood Holdings Limited (“Castlewood Holdings”) and B.H. Acquisition Limited (“B.H. Acquisition”), and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company’s participation in the reinsurance industry see Item 1A. “Risk Factors” to The Enstar Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect the adoption of FIN 48 will have on its financial statements.

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

Income Tax Valuation Reserve — The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at June 30, 2006, is based on management’s assessment of the Company’s earnings history, expectations of future taxable income, and other relevant considerations.

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

During the six months ended June 30, 2006, Castlewood Holdings took negative goodwill into earnings upon the acquisition of Aioi Insurance Company of Europe Limited (“Aioi Europe”), and presented it as an extraordinary gain, in accordance with SFAS 141, “Business Combinations.” Upon completion of the transaction, Aioi Europe’s name was changed to Brampton Insurance Company Limited (“Brampton”).

Plan of Merger

On May 23, 2006, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Castlewood Holdings and CWMS Subsidiary Corp., a Georgia corporation and a direct wholly-owned subsidiary of Castlewood Holdings, pursuant to which CWMS Subsidiary Corp. will be merged (the “Merger”) with and into Enstar, and Enstar, which will be renamed Enstar USA, Inc., will become a direct wholly-owned subsidiary of Castlewood Holdings. Holders of shares of Enstar common stock will be entitled to receive one ordinary share of Castlewood Holdings in the Merger for each share of Enstar common stock they own.

Immediately following the Merger, shareholders of Enstar will hold approximately 48.7% of the outstanding ordinary shares of the combined entity, which will be based in Bermuda and is expected to list its shares on Nasdaq. Enstar also expects to pay, in connection with but prior to the Merger, a special dividend of $3.00 per share, or approximately $17.3 million in the aggregate. The record date for such dividend will be set at a later date and announced prior to the consummation of the Merger.

The Board of Directors of each of Enstar and Castlewood Holdings unanimously approved the terms and conditions of the Merger Agreement. The transaction is expected to close during the third or fourth quarter of 2006, subject to the satisfaction of various closing conditions, including the approval by the shareholders of Enstar and Castlewood Holdings and the obtaining of certain governmental and regulatory approvals and decisions. The Merger is intended to qualify as a reorganization for federal income tax purposes.

On May 23, 2006, J. Christopher Flowers, John J. Oros and Nimrod T. Frazer, who collectively beneficially own approximately 36% of the shares and approximately 30% of the voting power of Enstar, entered into a Support Agreement (the “Support Agreement”) with Castlewood Holdings pursuant to which such shareholders agreed, among other things, to vote their shares of common stock of Enstar in favor of the adoption and approval of the Merger Agreement and the Merger.

In addition, on May 23, 2006, Castlewood Holdings, Enstar, Trident II, L.P. (“Trident”) and certain other shareholders of Castlewood Holdings entered into a Recapitalization Agreement (the “Recapitalization Agreement”), which provides, among other things, for: a recapitalization of Castlewood Holdings in which all outstanding shares will be exchanged for newly created ordinary shares; the designation of the initial Board of Directors of Castlewood Holdings immediately following the Merger; repurchases of certain shares of Castlewood Holdings from Trident and its affiliates; payments in respect of certain other shares of Castlewood Holdings; the purchase by Castlewood Holdings or its designee of the shares of B.H. Acquisition Ltd., a Bermuda company, held by an affiliate of Trident; and the adoption of new bye-laws that will include, among other things, certain restrictions on transfers and voting of the ordinary shares. Castlewood Holdings shareholders holding the number of shares required to approve the Recapitalization Agreement and the transactions contemplated thereby have agreed to vote in favor of such agreements and transactions.

The Recapitalization Agreement also restricts the transfer by the shareholders party thereto of Castlewood Holdings shares received in the recapitalization for one year, subject to certain exceptions, and provides that at the time of the recapitalization certain shareholders of Castlewood Holdings will enter into a registration rights agreement entitling them to require Castlewood Holdings to register their ordinary shares of Castlewood Holdings for resale under the United States Securities Act of 1933, as amended, beginning one year after the consummation of the merger, although Trident and certain of its affiliates have the right to register up to 750,000 shares of their Castlewood Holdings stock 90 days after the consummation of the merger. The directors of Enstar have agreed to similar transfer restrictions on their shares of Castlewood Holdings, and will receive registration rights pursuant to the same registration rights agreement.

Also on May 23, 2006, Castlewood Holdings entered into a tax indemnification agreement with Mr. Flowers pursuant to which Castlewood Holdings will reimburse and indemnify Mr. Flowers for, and hold him harmless on an after-tax basis against, any increase in Mr. Flower’s U.S. federal, state or local income tax liability (including any interests or penalties relating thereto), and reasonable attorneys’ fees, incurred by Mr. Flowers as a result of certain dispositions of shares of Enstar or dispositions of all or substantially all of the Enstar assets by Castlewood Holdings within the period beginning immediately after the effective time of the Merger and ending five years after the last day of the taxable year that includes the effective time.

Castlewood Holdings also has agreed, subject to consummation of the Merger Agreement, to repurchase from two directors of Enstar, T. Whit Armstrong and T. Wayne Davis, upon their request, during a 30-day window period commencing January 15, 2007, at then prevailing market prices, such number of shares as provides an amount sufficient for T. Whit Armstrong and T. Wayne Davis to pay taxes on compensation income resulting from the exercise of options in respect of a combined aggregate number not to exceed 50,000 shares repurchased.

Enstar currently owns 50% of the voting stock of Castlewood Holdings. Trident and certain members of management of Castlewood Holdings each own 25% of Castlewood Holdings’ voting stock. Enstar owns an approximately 32% economic interest in Castlewood Holdings.

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

Net cash provided by operating activities was approximately $14.1 million for the six months ended June 30, 2006 compared to net cash used in operating activities of approximately $1.7 for the same period in 2005. The Company received a dividend of approximately $20.1 million from Castlewood Holdings in April 2006 and distributions of $22,000 from Affirmative Investment during the six month period ending June 30, 2006.

Net cash used in investing activities was $340,000 and approximately $5.1 million for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, the Company received a $56,000 return of capital from NIB Partners. During the six month period ending June 30, 2005, the Company purchased approximately $9.5 million in marketable securities, a portion of which was sold for proceeds totaling approximately $4.4 million. Net cash used in investing activities of $396,000 and $36,000 for the six months ended June 30, 2006 and 2005, respectively, represents the purchases of new certificates of deposit in excess of certificates of deposit maturing during the periods.

Net cash provided by financing activities was approximately $7.8 million for the six months ended June 30, 2006. This amount represents proceeds received from the exercise of stock options in May 2006 and the tax benefit associated with the exercise of these options. There were no financing activities for the six months ended June 30, 2005.

The Company’s assets, aggregating approximately $195.9 million at June 30, 2006, include approximately $75.6 million in cash and cash equivalents and approximately $20.1 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

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

In February 2006, the Company approved a commitment of up to $25.0 million in the J.C. Flowers Fund, a private investment fund to be formed by J.C. Flowers & Co. LLC. In June 2006, the commitment was accepted by the J.C. Flowers Fund. The Company’s commitments may be drawn down by the J.C. Flowers Fund over approximately the next five years. The Company intends to use cash on hand to fund its commitment. In March 2006, one of the Company’s partially owned equity affiliates, Castlewood Holdings, approved a commitment of up to $75.0 million in the J.C. Flowers Fund. This commitment was also accepted by the J.C. Flowers Fund in June 2006. Castlewood Holdings intends to use cash on hand to fund its commitment.

No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with the Company’s investment in the J.C. Flowers Fund.

Recent Development

In August 2006, Affirmative Investment LLC (“Affirmative Investment”) entered into an agreement with Delaware Street Capital Master Fund, LP or its affiliates (“DSC”) to purchase all of the DSC’s membership interests in New Affirmative LLC (“NAL”) for approximately $62.9 million. Upon consummation of the transaction, Affirmative Investment’s interest in NAL will increase form 50% to 100%. The transaction is expected to close at the end of August 2006, subject to various closing conditions. At this time, Enstar does not expect to fund additional capital contributions to Affirmative Investment.

Results of Operations

The Company reported net income of approximately $1.1 million and approximately $3.8 million for the three and six months ended June 30, 2006, compared to net income of $796,000 and $835,000 for the same periods in the prior year. The changes in net income for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year were primarily attributable to an increase in interest income and an increase in earnings from the Company’s partially owned equity affiliates, offset by an increase in general and administrative expenses and income tax expense.

Interest income was approximately $1.1 million and approximately $1.8 million for the three and six months periods ended June 30, 2006, respectively, compared to $561,000 and approximately $1.0 million for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased primarily as a result of an increase in cash resulting from the dividend received from Castlewood Holdings and an increase in interest rates earned on the Company’s cash, cash equivalents and certificates of deposit.

Other investment income of $199,000 for the six months ended June 30, 2006 resulted from dividends received from the Company’s investment in New NIB Partners LP. Other investment income of $604,000 for the same period in 2005 resulted from the gain on the sale of certain marketable securities.

Earnings of partially owned equity affiliates were approximately $4.1 million and approximately $6.8 million for the three and six month periods ended June 30, 2006, respectively, compared to approximately $1.0 million and approximately $1.3 million for the same periods in the prior year. The Company recorded equity in earnings of $111,000 and $193,000 from B.H. Acquisition for the three and six month periods ended June 30, 2006, respectively, compared to equity in earnings of $23,000 and equity in losses of $23,000 from B.H. Acquisition for the three and six month periods ended June 30, 2005, respectively. The Company recorded equity in earnings of approximately $3.8 million and approximately $6.4 million from Castlewood Holdings for the three and six months ended June 30, 2006, respectively, compared to approximately $1.0 million and approximately $1.3 million for the same periods in 2005. The Company recorded equity in earnings of $210,000 and $160,000 from Affirmative Investment for the three and six months ended June 30, 2006 (the Company made its initial capital contribution to Affirmative Investment in July 2005). In addition, the Company reported income of $875,000, net of income taxes, as its proportionate share of the excess of the net assets acquired over the cost in the acquisition of Aioi Europe in the six months ended June 30, 2006. For further discussion of the reasons underlying the changes in earnings (losses) from B.H. Acquisition and Castlewood Holdings, see “—  Results of Operations — Partially Owned Equity Affiliates”.

Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company’s partially owned equity affiliates.

General and administrative expenses were approximately $2.9 million and approximately $3.5 million for the three and six month periods ended June 30, 2006, respectively, compared to $861,000 and approximately $1.6 million for the same periods in 2005. Of these amounts, $509,000 and $895,000 related to employee expenses for the three and six month periods ended June 30, 2005, respectively, compared to $335,000 and $633,000 for the same periods in 2005. Included in these amounts for the three and six months ended June 30, 2006 are $50,000 and $112,000 in non-cash compensation relating to the implementation of SFAS 123R which became effective on January 1, 2006. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company’s search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were approximately $2.2 million and approximately $2.7 million for the three and six months ended June 30, 2006, respectively, compared to $350,000 and $690,000 for the same periods in 2005. The significant increase in legal and professional fees and travel expenses from 2005 to 2006 was directly attributable to expenses incurred with the plan of merger, see “—  Plan of Merger”.

Income tax expense was approximately $1.2 million and approximately $2.6 million for the three and six months ended June 30, 2006, respectively, compared to $655,000 and $683,000 for the same periods in 2005. The Company’s effective tax rates for 2005 and 2004 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

Results of Operations — Partially Owned Equity Affiliates

Since a substantial portion of the Company’s results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies’ results of operations:

Castlewood Holdings

Castlewood Holdings reported consolidated net earnings of $11.9 million and $24.2 million for the three and six months ended June 30, 2006, respectively, compared to net earnings of $3.1 million and $4.1 million for the same periods in 2005. The increase in earnings of $20.1 million for the six months ended June 30, 2006 was due to a combination of increased investment income, foreign exchange gains and negative goodwill offset by increased salary, general and administrative expenses and minority interest.

Net reduction in loss and loss adjustment expense liabilities was $4.3 million and $6.8 million for the three and six months ended June 30, 2006, respectively, compared to $3.9 million and $5.4 million for the same period in 2005. The increase for the six months ended June 2006 over 2005 is due primarily to the inclusion of Brampton which was acquired on March 30, 2006.

Castlewood Holdings earned consulting fees of $5.3 million and $11.6 million for the three and six months ended June 30, 2006, respectively, compared to $3.9 million and $8.3 million for the same periods in 2005. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success based fee arrangements. Included in these amount were $313,000 and $625,000 in consulting fees charged to B.H. Acquisition, a related party, for each of the three and six months ended June 30, 2006 and 2005, respectively.

Castlewood Holdings share of earnings from its partly-owned companies was $151,000 and $263,000 for the three and six months ended June 30, 2006, respectively, and $32,000 and $79,000 for the same periods in 2005. This amount represents Castlewood Holdings’ proportionate share of equity in the earnings of B.H. Acquisition. For 2005 it represented Castlewood Holdings’ proportionate share of equity in the earnings of B.H. Acquisition plus that of Cassandra Equity LLC.

Net investment income, including realized gains and losses, was $11.1 million and $20.7 million for the three and six months ended June 30, 2006, respectively, compared to net investment income of $8.3 million and $13.3 million for the same periods in 2005. Investment income is primarily comprised of interest income earned from cash and cash equivalents and debt securities. The increase in income for the six months ended 2006 as compared to the same period in 2005 is attributable to an increase in return on invested assets from 2.87% at June 30, 2005 to 4.07% at June 30, 2006. In addition, total cash and investments held by Castlewood Holdings increased from $926.5 million at June 30, 2005 to $1,106.1 million at June 30, 2006.

Salaries and benefits were $6.5 million and $14.4 million for the three and six months ended June 30, 2006, respectively, compared to $7.5 million and $12.4 million for the same periods in 2005. Castlewood Holdings is a service based company and as such employee salaries and benefits are its largest cost. On May 23, 2006, Castlewood Holdings entered into a merger and recapitalization agreement with Enstar. The agreement provides for the cancellation of the current incentive compensation plan and replaces it with a new incentive compensation plan. As a result of the cancellation of the current incentive compensation plan, $21.2 million of unpaid bonus accrual was reverse during the quarter. The expense associated with the new incentive compensation plan was $2.1 million and $4.3 million for the three and six months ended June 30, 2006.

The merger and recapitalization agreement also modifies the current employee share plan from a book value plan to a fair value plan. The modification of the share awards issued under the employee share plan resulted in an additional expense in the quarter of $17.1 million. Expenses relating to the employee share plan were $21.1 million for the six months ended June 30, 2006 as compared to $1.5 million for the six months ended June 30, 2005. Included as part of the total for the three and six months ended June 30, 2005, was $2.4 million relating to salary expenses for a new employee in respect of their joining Castlewood Holdings.

Castlewood Holdings has recorded a foreign exchange gain of $7.5 million and $8.0 million for the three and six months ended June 30, 2006, respectively, compared to foreign exchange losses of $1.1 million and $2.2 million for the same periods in 2005. Through its subsidiaries, Castlewood Holdings conducts business in a variety of non-U.S. currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings. During the quarter ended June 30, 2006, Castlewood Holdings had a large unmatched position in British pounds relating to its acquisition of Brampton which was completed on March 30, 2006. This unmatched position was addressed on May 5, 2006 by converting surplus British pounds into U.S. dollars resulting in a realized foreign exchange gain of approximately $6.7 million.

Interest expense of $532,000 was incurred during the three months ended June 30, 2006. The interest expense relates to the interest expense on the credit facility entered into by Hillcot Holdings Ltd. and the interest expense on the vendor loan note payable of £12 million ($20.9 million) that formed part of the consideration paid in connection with the purchase of Brampton. The vendor loan note was repaid on May 5, 2006.

Castlewood Holdings recorded income tax recoveries of $581,000 and $795,000 for the three and six months ended June 30, 2006, respectively, compared to income tax expense of $151,000 and $1.3 million for the same periods in 2005. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom and United States subsidiaries record income taxes based on their graduated statutory rates, net of any tax benefits arising from tax loss carryforwards.

Minority interest of $5.0 million and $5.2 million for the three and six months ended June 30, 2006, respectively, compared to $612,000 and $991,000 for the same periods in 2005. The minority interest recorded represents the minority shareholders’ 49.9% share of the net earnings of Hillcot Re Limited (“Hillcot Re”) and Brampton for the six months ended June 30, 2006 as compared to the share of net earnings for Hillcot Re only for the six months ended June 30, 2005.

Negative goodwill was $4.3 million (net of minority interest of $4.3 million) for the six months ended June 30, 2006. On March 30, 2006 the Company acquired Brampton’s fair valued net assets of $117.9 million for total consideration of $109.2 million (£62 million). The excess has, in accordance with SFAS 141, been recognized as an extraordinary gain.

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

B.H. Acquisition

B.H. Acquisition reported net income of $336,000 and $584,000 for the three months and six months ended June 30, 2006, respectively, compared to net income of $70,000 and net losses of $71,000 for the same periods in 2005.

B.H. Acquisition had a net reduction in loss and loss adjustment expense liabilities of $336,000 and $673,000 for the three and six months ended June 30, 2006, respectively, compared to $290,000 and $580,000 for the same periods in 2005.

Net investment income was $949,000 and $1.8 million for the three and six months ended June 30, 2006, respectively, compared to $555,000 and $898,000 for the same periods in 2005. The principal source of net investment income was interest income earned from cash, cash equivalents and mutual funds. The increase in income for the six months ended June 30, 2006 is due primarily to an increase in interest rates.

Amortization of the run-off provision was $250,000 and $500,000 for the three and six months ended June 30, 2006, respectively, compared to $333,000 and $666,000 for the same periods in 2005. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. This provision is amortized on a straight-line basis over this period. In 2005 an additional provision of $667,000 was established and the expected life of the run-off was extended one year.

General and administrative expenses were $592,000 and $1.2 million for the three and six months ended June 30, 2006, respectively, compared to $480,000 and $999,000 for the same periods in 2005. General and administrative expenses include legal, audit, management and actuarial expenses.

B.H. Acquisition recorded a foreign exchange gain of $65,000 and $81,000 for the three and six months ended June 30, 2006, respectively, compared to foreign exchange losses of $48,000 and $56,000 for the same periods in 2005. Through its subsidiaries B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. At June 30, 2006, the Company had cash and cash equivalents of approximately $75.6 million in interest bearing accounts (interest at floating rates) and approximately $20.1 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $957,000 per year. However, any future transactions affecting the Company’s cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company’s certificates of deposits, the weighted average original term of certificates held by the Company at June 30, 2006 is approximately five months. The short-term nature of these certificates limits the Company’s risk of changes in the fair value of these certificates.

The Company is also exposed to three types of market risk through its holdings in partially owned equity affiliates and their subsidiaries: interest rate risk, foreign currency risk and credit risk.

Castlewood Holdings and B.H. Acquisition’s investments in mutual funds are exposed to interest rate risk. A 100 basis point shift in interest rates was estimated to affect the market value of the mutual funds by approximately .6% at December 31, 2005.

Castlewood Holdings is exposed to credit risk on its holdings of fixed income securities and mutual funds. To minimize this risk, its investment guidelines have been defined to ensure that the fixed income held-to-maturity portfolio is invested in high quality securities. Castlewood Holdings and B.H. Acquisition are also exposed to credit risk on their reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, Castlewood Holdings and B.H. Acquisition will be liable for such defaulted amounts.

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

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Reference
Number		Description of Exhibits

2.1	—	Agreement and Plan of Merger, dated as of May 23, 2006, among the Company, Castlewood Holdings Limited and CWMS Subsidiary Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated May 23, 2006).

3.1	—	Articles of Incorporation of the Company, as amended on June 10, 1998 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 4, 1998).

3.2	—	Bylaws of the Company, as amended on May 20, 1999 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 6, 1999).

4.1	—	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).

4.2	—	Amendment Agreement, dated as of October 20, 1998, to the Rights Agreement, dated as of January 20, 1997, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 1998).

10.1	—	Agreement for the Sale and Purchase of Aioi Insurance Company of Europe Limited, dated December 30, 2005, by and among Aioi Insurance Company Limited, Hillcot Holdings Ltd., Castlewood (EU) Ltd., Kenmare Holdings Ltd., and Shinsei Bank, Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 29, 2005).

10.2	—	Recapitalization Agreement, dated as of May 23, 2006, is made and entered into by and among the Company, Castlewood Holdings Limited and other parties thereto. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K dated May 23, 2006).

10.3	—	Support Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, J. Christopher Flowers, Nimrod T. Frazer and John J. Oros. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K dated May 23, 2006).

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Enstar Group, Inc.

By:	/s/ Cheryl D. Davis
Cheryl D. Davis
Chief Financial Officer, Vice President
of Corporate Taxes, Secretary
(Authorized Officer)
(Principal Financial Officer)

Date: August 9, 2006