Form 10-K/A
period 2005-12-31
ENSTAR GROUP INC
filed 2006-09-20
CIK 55820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number 0-07477
THE ENSTAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Georgia	63-0590560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 Madison Avenue Montgomery, Alabama (Address of principal executive offices)	36104 (Zip Code)
(334) 834-5483
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Not applicable	Not applicable
Securities registered pursuant to Section 12(g) of the Act:
Title of Class
Common Stock, $.01 par value
(including rights attached thereto)
      Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒
          Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒
          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☒          Non-Accelerated Filer ☐
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2005, was $252,279,716 (based on the closing price on such date of the Registrant’s Common Stock on The Nasdaq National Market).
          The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding at September 19, 2006 was 5,739,384.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated herein by reference in Part II and Part III.

EXPLANATORY NOTE
      The Enstar Group, Inc. (the “Company” or “Enstar”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 (the “Original 10-K Filing”), to restate the disclosures in the notes to its consolidated financial statements included in Item 8 of Part II — “Financial Statements and Supplementary Data.” This restatement had no impact on the net income, net income per share or shareholders’ equity of the Company or its partially owned affiliates and no material weakness in the Company’s internal control over financial reporting existed. The Company has also updated Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 9A of Part II, “Controls and Procedures” to give effect to the restatement. The restatement is described in more detail in Note 2 to the Company’s consolidated financial statements.
      In addition, the Company has amended Item 1A of Part I, “Risk Factors,” to provide a more detailed description of the risks associated with the Company and Item 15 of Part IV to reflect the filing of currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1, and 32.2. No other information in this Form 10-K/A has been updated to reflect any subsequent information or events since the date of the Original 10-K Filing. For the convenience of the reader, this Form 10-K/A sets forth the Original 10-K Filing in its entirety, as amended. Concurrently with the filing of this Form 10-K/A, we are filing amendments on Form 10-Q/A to our Quarterly Reports on Form 10-Q for the period ended March 31, 2006 and for the period ended June 30, 2006.

      THIS FORM 10-K/A AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH IN ITEM 1A. “RISK FACTORS.” THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

i

PART I

Item 1.	Business
General
      Enstar is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet its acquisition criteria. See “— Strategy for Business Acquisitions.”
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
      For a discussion of certain risks and uncertainties relating to the Company’s participation in the reinsurance industry, see Item 1A. “Risk Factors.” For business segment information, see Note 12 of the Notes to Consolidated Financial Statements.
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
      As a result of this transaction, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At December 31, 2005, the Company’s beneficial ownership in B.H. Acquisition was 47.68%. The Company’s combined voting interest in B.H. Acquisition is limited to 50%.
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
      In March 2003, Castlewood Holdings and Shinsei Bank, Limited (“Shinsei”) completed the acquisition of all of the outstanding capital stock of The Toa-Re Insurance Company (UK) Limited (“Toa-UK”), a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. (“Hillcot”), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK’s name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings’ consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. J. Christopher Flowers (“Mr. Flowers”), a member of the Company’s board of directors and the Company’s largest shareholder, is a director and the largest shareholder of Shinsei. Castlewood Holdings’ results of operations include the results of Toa-UK from the date of acquisition in March 2003.
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
      Also during 2004, Castlewood Holdings, through one of its subsidiaries, completed the acquisition of Mercantile Indemnity Company Ltd. (“Mercantile”), Harper Insurance Limited (“Harper”) (formerly Turegum Insurance Company) and Longmynd Insurance Company Ltd. (“Longmynd”) (formerly Security Insurance (UK) Ltd.) for a total purchase price of approximately $4.5 million. Castlewood Holdings recorded an extraordinary gain of approximately $21.8 million relating to the excess of the fair value of the net assets acquired over the cost of these acquisitions.
      In May 2005, Castlewood Holdings, through one of its subsidiaries, purchased Fieldmill Insurance Company Limited (formerly known as Harleysville Insurance Company (UK) Limited) for approximately $1.4 million.
      In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Insurance Company of Europe Limited (“Aioi Europe”), a London-based subsidiary of Aioi Insurance Company, Limited. Aioi Europe has underwritten general insurance and reinsurance business in Europe for its own account until 2002 when it generally ceased underwriting, and placed into run-off, its general insurance and reinsurance business. The aggregate purchase price to be paid for Aioi Europe is £62 million (approximately $108 million), with £50 million in cash upon the closing of the transaction and £12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and Shinsei. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006.
Other Activities

B-Line LLC
      The Company owned membership units of B-Line LLC (“B-Line”) from November 1998 to December 2003. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses, resulting in a pre-tax gain of approximately $3.3 million.

JCF CFN Entities
      During 2003, the Company funded approximately $15.3 million to JCF CFN LLC and related entities (collectively, the “JCF CFN Entities”) in exchange for a 60% interest in such entities. In addition, Castlewood Holdings funded approximately $10.2 million to the JCF CFN Entities in exchange for a 40% interest, which is reflected in the Company’s financial statements as a minority interest. The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, “Green Tree”), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. (“Conseco Finance”).
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as amended by FIN 46R issued in December 2003, which requires consolidation by a business enterprise of variable interest entities (“VIE”) if the enterprise is determined to be the primary beneficiary. In accordance with FIN 46R, the Company has consolidated the JCF CFN Entities since their inception.
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

Affirmative Investment LLC
      In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC (“Affirmative Investment”), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. In July 2005, the Company funded its initial capital contribution of approximately $2.6 million. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At December 31, 2005, the Company’s total investment in Affirmative Investment was approximately $8.5 million, including equity in earnings from July 1 to December 31, 2005. The Company’s ownership in Affirmative Investment is accounted for using the equity method of accounting.
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

New NIB Partners LP
      In December 2005, the Company invested approximately $3.5 million in New NIB Partners LP (“NIB Partners”), a newly formed Province of Alberta limited partnership, in exchange for an approximately .2% limited partnership interest. Castlewood Holdings, through two of its wholly-owned subsidiaries, also invested approximately $24.5 million in NIB Partners for an approximately 1.4% interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly, NIB Capital N.V.) and its affiliates (“NIBC”). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network.
      New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC.
Organizational Structure
      The Company’s executive offices are located at 401 Madison Avenue, Montgomery, Alabama 36104, and its telephone number is (334) 834-5483. The Company has six employees whose principal duties currently include managing the assets of the Company, seeking and evaluating potential acquisition candidates, fulfilling reporting requirements associated with being a publicly traded company, and handling various other accounting and tax matters. The Company is a Georgia corporation and successor by a 1996 merger to a Delaware corporation of the same name.
Subsidiaries
      At December 31, 2005, the Company had two wholly-owned subsidiaries: Enstar Financial Services, Inc., a Florida corporation, and Enstar Group Operations, Inc., a Georgia corporation, both of which are currently inactive. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest for

Castlewood Holdings’ 40% interest. Since the sale of their interests in Green Tree in July 2004, the JCF CFN Entities have been inactive.
Strategy for Business Acquisitions
      The Company’s strategy for making a suitable acquisition is to utilize the considerable experience, knowledge and business contacts of the Company’s executive officers and directors. Each of the Company’s directors has been asked by management to assist the Company actively in pursuing potential acquisitions. Management follows up on the leads and meets with various prospective targets. This pursuit occupies a significant amount of the time of the Company’s senior officers. The Company conducts rigorous financial and legal due diligence with respect to any entity about which it has a strong interest.
      The Company primarily focuses on potential acquisitions in the financial services industry which complement its current operating businesses, investigating acquisition opportunities both within and outside the United States when management believes that such opportunities might be attractive. The Company may pay consideration in the form of cash, securities of the Company or some combination of both. The Company may also borrow money in connection with an acquisition. If debt is involved, the Company’s shareholders would be subject to the risks normally associated with leveraged transactions. Depending upon the level of indebtedness, a leveraged transaction could have important consequences to the Company, including the following: (i) if the acquired business is unable to achieve satisfactory operating results, the Company could prove unable to service such indebtedness; (ii) a substantial portion of the Company’s cash flow from operations may be dedicated to the payment of principal and/or interest on its indebtedness and would not be available for other purposes; (iii) the Company’s ability to obtain additional financing in the future for working capital, capital expenditures or other acquisitions may be limited; and (iv) the Company’s level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.
Competition
      The Company, along with its partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries (collectively, with the Company, the “Group”), compete in international markets with domestic and international reinsurance companies to acquire reinsurance companies in run-off. The acquisition of reinsurance companies in run-off is highly competitive. Some of these competitors have greater financial resources than the Group, have been operating for longer than the Group and have established long-term and continuing business relationships throughout the reinsurance industry, which can be a significant competitive advantage. As such, the Group may not be able to compete successfully in the future for suitable acquisition candidates.
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
Where You Can Find More Information
      The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) available (free of charge) on or through its Internet website located at http://www.enstargroup.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.
Item 1A.     Risk Factors
      The following risk factors, in addition to other information provided in the Company’s periodic and interim reports, should be considered when evaluating the Company. The risks described below are not the only ones that the Company faces. There may be additional risks and uncertainties. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected and the trading price of the Company’s common shares could decline significantly.
Risks Related to the Company’s Business

The Company has made, and expects to continue to make, strategic acquisitions and investments, and these activities may not be financially beneficial to the Company or its shareholders.
      The Company and its partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, have made several acquisitions and investments and expect to continue to make such acquisitions and investments. See “Business — Activities Related to the Reinsurance Industry” and “Business — Other Activities” included in Item 1 of this Annual Report on Form 10-K/A. The Company cannot assure you that any of these acquisitions or investments will be financially advantageous for the Company or its shareholders. In addition, as described below, the Company’s entry into the reinsurance industry, through the operations of its partially-owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, exposes the Company to risks and uncertainties inherent in the reinsurance industry which could materially and adversely affect the business, financial condition and results of operations of the Company.
      The business of any future acquisition target may be subject to numerous, unpredictable risks. For example, an acquisition target may be subject to government regulation. In sum, the Company cannot assure you that it will make any acquisition that will bring value or prove financially advantageous to the Company or its shareholders.

Acquisitions are a component of the Company’s growth strategy, and its failure to complete future acquisitions successfully could reduce its earnings and slow its growth.
      The Company’s business strategy has emphasized growth through acquisitions, but it may not be able to continue to identify operating businesses for acquisition or it may not be able to make acquisitions on terms that it considers economically acceptable. The Company faces intense competition in its search for one or more operating businesses. The Company competes with strategic and financial buyers and others looking to acquire suitable operating businesses, who have greater financial resources and greater flexibility in structuring acquisition transactions or strategic relationships than the Company. In addition, there may be certain financing contingencies that will restrict the ability of the Company to make a given acquisition.

The Company is dependent on its executive officers, directors and other key personnel.
      The success of the Company is highly dependent on the ability of Nimrod T. Frazer, the Company’s Chairman and Chief Executive Officer, and the other executive officers and directors of the Company to identify and consummate acquisitions on favorable terms. J. Christopher Flowers has been a director since October 1996 and for the period December 1998 to July 2003 served as Vice Chairman of the Board of Directors. Additionally, in March 2000, John J. Oros was named Executive Vice President and elected as a director of the Company. Mr. Oros was subsequently elected President and Chief Operating Officer in June 2001. The Company believes Mr. Flowers’ and Mr. Oros’ extensive business and financial talent and experience greatly enhance the Company’s ability to locate operating businesses. The Company would be materially and adversely affected if it were unable to retain the services of Messrs. Frazer, Flowers or Oros.
      Additionally, the success of the Company is also dependent, in part, on key personnel at its partially-owned equity affiliates. The experiences and reputations of the key personnel in the reinsurance industry are important factors in their ability to attract new business.

The Company’s stock price may experience volatility, thereby causing a potential loss of value to its investors.
      The market price for the Company’s common stock may fluctuate substantially due to, among other things, the following factors:

•	announcements with respect to an acquisition or investment;

•	changes in the value of the Company’s assets;

•	quarterly operating results of the Company;

•	changes in general conditions in the economy;

•	the financial markets; and

•	adverse press or news announcements.
      The Company has experienced price volatility in the past. For example, during the period from January 1, 2006 through March 15, 2006, the lowest closing price for shares of Enstar common stock was $65.00 (occurring on January 5, 2006) and the highest closing price for shares of Enstar common stock was $81.94 (occurring on February 22, 2006). During 2005, the lowest closing price for shares of Enstar common stock was $49.40 (occurring on April 20, 2005) and the highest closing price for shares of Enstar common stock was $72.58 (occurring on December 15, 2005). In addition, from time to time the stock market experiences significant price and volume fluctuations. This volatility affects the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Significant fluctuation in the market price of the Company’s common stock could result in securities class action claims against it.
      Significant price and value fluctuations have occurred with respect to the securities of insurance and insurance-related companies. The Company’s common stock price is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company’s securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against the Company, it could result in substantial costs and a diversion of management’s attention and resources.

Future actual or potential stock sales by the Company’s major stockholders could cause its stock price to fall.
      A substantial amount of the Company’s common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of the stock to fall or prevent it from increasing. The Company’s common stock historically has been thinly traded with an average daily trading volume between January 1, 2005 and March 15, 2006 of 3,937 shares. In addition, Enstar generally has not received meaningful analyst coverage. Actual or potential sales by officers, directors or large shareholders of the Company’s stock could be viewed negatively by other investors.

The Company’s lack of industry diversification makes it more vulnerable to economic downturns.
      The Company does not plan to diversify across several industries. In fact, the Company may decide to acquire additional businesses operating in a single industry. The concentration of investments in the insurance industry makes the Company more vulnerable to adverse effects of occurrences that may affect this industry.

Provisions in the Company’s articles of incorporation and bylaws and Georgia Law may inhibit a takeover, which could adversely affect the value of the Company’s common stock.
      The Company’s Articles of Incorporation and Bylaws contain provisions that may discourage other persons from attempting to acquire control of the Company. Such provisions include, among others, a classified board of directors and procedural requirements in connection with shareholder nominations for election of directors.

      The Company is a Georgia corporation and has elected to be governed by the “business combination” provisions of the Georgia Code, that could be viewed as having the effect of discouraging an attempt to obtain control of the Company. The business combination provisions generally would prohibit the Company from engaging in various business combination transactions with any interested stockholder for a period of five years after the date of the transaction in which the person became an interested stockholder unless certain designated conditions are met.
      The Company has also adopted a share purchase rights plan, which could make it uneconomical for a third party to acquire the Company on a hostile basis. The market price of the Company’s common stock may be affected by the forgoing provisions and agreements which inhibit or discourage take-over attempts.

Conflicts of interest might prevent the Company from pursuing desirable investment and business opportunities.
      The Company’s directors and executive officers may have ownership interests or other involvement with entities that could compete against it, either in the pursuit of acquisition targets or in general business operations. The Company has procedures in place to ensure that directors do not deliberate or vote on transactions where the Company’s interests conflict with those of entities with which the director is involved. However, these procedures cannot guarantee that the Company will pursue all advantageous transactions that it would otherwise pursue in the absence of a conflict of interest.

Regulatory challenges to the Company’s tax filing positions could result in additional taxes.
      The Company has claimed deductions for net operating loss carryforwards (“NOLs”) totaling approximately $94.8 million on its federal income tax returns for its taxable years ended August 31, 1997 through 2004. Although the Company believes that it is entitled to the deductions for NOLs that it has claimed on its federal income tax returns for the taxable years ended August 31, 1997 through 2004, there can be no assurance that the Internal Revenue Service will not challenge the Company’s position or as to the result of any such challenge.

Fluctuations in currency exchange rates may cause the Group to experience losses.
      The Group maintains a portion of its investment portfolio in investments denominated in currencies other than United States dollars. Consequently, the Company may experience foreign exchange losses.
      The Company publishes its consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly other European currencies including the Euro and British pound, into U.S. dollars will impact the Company’s reported consolidated financial condition, results of operations and cash flows from year to year.
Risks Related to the Reinsurance Industry
      Through the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company has acquired and manages books of reinsurance business. The Company is exposed to the following risks and uncertainties, among others, through its participation in the reinsurance industry.

Fluctuations in the reinsurance industry could cause the Group’s operating results to fluctuate.
      The reinsurance industry historically has been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Group’s operating results to fluctuate. The industry’s profitability may be affected significantly by:

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts and the costs of administering books of reinsurance business;

•	volatile and unpredictable developments and catastrophic events which could adversely affect the recoverability of reinsurance from the Group’s reinsurers;

•	changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers’ liability; and

•	the overall level of economic activity and the competitive environment in the industry.

If the Reinsurance Subsidiaries’ loss reserves are inadequate to cover their actual losses, the Reinsurance Subsidiaries’ net income would be reduced or they could incur a loss.
      The reinsurance subsidiaries of Castlewood Holdings and B.H. Acquisition (the “Reinsurance Subsidiaries”) are required to maintain reserves to cover their estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what the Reinsurance Subsidiaries think the settlement and administration of claims will cost based on facts and circumstances known to the Reinsurance Subsidiaries. The Castlewood Holdings subsidiaries’ commutation activity and claims settlement and development in recent years resulted in net reductions in provisions for loss and loss adjustment expenses of $96.0 million, $13.7 million and $24.0 million for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively. The B.H. Acquisition subsidiaries’ commutation activity and claims settlement and development in recent years resulted in net reductions in provisions for loss and loss adjustment expenses of $0.5 million and $0.2 million for the years ended December 31, 2005 and December 31, 2003, respectively, and an increase of $0.4 million for the year ended December 31, 2004. Although this recent experience indicates that their loss reserves have been adequate to meet their liabilities, because of the inherent uncertainties that surround estimating loss reserves and loss adjustment expenses, the Reinsurance Subsidiaries cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If the Reinsurance Subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, the Reinsurance Subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and could ultimately reduce the Company’s net income.
      The difficulty in estimating the Reinsurance Subsidiaries’ reserves is increased because the Reinsurance Subsidiaries’ loss reserves include reserves for potential asbestos and environmental liabilities. At December 31, 2005, the Castlewood Holdings subsidiaries reported gross asbestos and environmental loss reserves of $578.1 million, or 71.7% of the total gross loss reserves. Net asbestos and environmental loss reserves at December 31, 2005 amounted to $384.0 million, or 64.7% of total net loss reserves. At December 31, 2005, the B.H. Acquisition subsidiaries reported gross asbestos and environment loss reserves of $33.6 million and net asbestos and environmental loss reserves of $29.8 million. Asbestos and environmental liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Reinsurance Subsidiaries’ potential losses for these claims. The Reinsurance Subsidiaries have not made any changes in reserve estimates that might arise as a result of any potential federal reform of asbestos litigation. Although Castlewood Holdings’ subsidiaries increased their asbestos and environmental gross loss reserves by $32.4 million in 2003 (and increased net reserves by $38.9 million), they reduced those gross loss reserves by $13.7 million in 2004 and $172.3 million in 2005 (and decreased net reserves by $33.4 million in 2004 and $100.6 million in 2005) as a result of industry-wide adverse claims development, subsequent successful commutations, policy buybacks and favorable claims settlements. Despite the reduction in asbestos and environmental loss reserves in 2004 and 2005, there can be no assurance that the reserves established by the Reinsurance Subsidiaries will be adequate or will not be adversely affected by the development of other latent exposures.

The value of the Reinsurance Subsidiaries’ investment portfolios and the investment income they receive from those portfolios could decline as a result of market fluctuations and economic conditions.
      The fair market value of the fixed income securities classified as available-for-sale and equity securities in the Reinsurance Subsidiaries’ investment portfolios, amounting to $216.6 million at December 31, 2005, and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Reinsurance Subsidiaries’ fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of their fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Reinsurance Subsidiaries realize from investments in fixed income securities will generally increase or decrease with interest rates. The changes in the market value of the Reinsurance Subsidiaries’ securities that are classified as available-for-sale are reflected in their financial statements. As a result, a decline in the value of the securities in the Reinsurance Subsidiaries portfolio could reduce their net income or cause them to incur a loss.

The Reinsurance Subsidiaries’ reinsurers may not satisfy their obligations to them.
      The Reinsurance Subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve the Reinsurance Subsidiaries of their liability to the insured. In addition, reinsurers may be unwilling to pay the Reinsurance Subsidiaries even though they are able to do so. At December 31, 2005, the Castlewood Holdings subsidiaries’ balances receivable from reinsurers amounted to $250.2 million of which $164.4 million was associated with a single reinsurer with a credit rating of A, which represented 10% or more of the total balance. At December 31, 2005, the B.H. Acquisition subsidiaries’ balances receivable from reinsurers amounted to $3.8 million of which $0.9 million was associated with two reinsurers, which represented 10% or more of the total balance. The failure of one or more of the Reinsurance Subsidiaries’ reinsurers to honor their obligations in a timely fashion would impact the Reinsurance Subsidiaries’ and the Group’s cash flows and reduce their net income, and could cause the Reinsurance Subsidiaries and the Company to incur a significant loss.

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

Insurance laws and regulations restrict the Group’s ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on the Group’s business.
      The Group, through its Reinsurance Subsidiaries, is subject to extensive regulation under foreign insurance laws. These laws limit the amount of dividends that can be paid to the Company, Castlewood Holdings and B.H. Acquisition by their Reinsurance Subsidiaries, impose restrictions on the amount and type of investments that they can hold, prescribe solvency standards that must be met and maintained by them and require them to maintain reserves. The Group’s failure to comply with these laws could subject it to fines and penalties and restrict it from conducting business. The application of these laws could affect the Company’s liquidity and ability to pay dividends on its common shares and could restrict the Company’s ability to expand its business operations through acquisitions involving the Company’s partially owned affiliates and their subsidiaries. At December 31, 2005, the required statutory capital and surplus of the Bermuda, U.K. and Swiss insurance and reinsurance companies owned by Castlewood Holdings amounted to $48.9 million compared to the actual statutory capital and surplus of $285.6 million. At December 31, 2005, the required statutory capital and surplus of the Bermuda and Belgian insurance and reinsurance companies owned by B.H. Acquisition amounted to $7.6 million compared to the actual statutory capital and surplus of $32.2 million.

If the Group fails to comply with applicable insurance laws, rules and regulations, the Group could be subject to disciplinary actions, damages, penalties or restrictions that could have a material adverse effect on the Group’s business.
      The Company cannot assure that the Group has or can maintain all required licenses and approvals or that its business fully complies with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Group does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Group from carrying on some or all of its activities or monetarily penalize the Group. These types of actions could have a material adverse effect on the Company’s business.
Item 1B.     Unresolved Staff Comments
      None.

Item 2.	Properties
      The Company’s corporate headquarters are located at 401 Madison Avenue, Montgomery, Alabama. In December 2004, the Company signed a one year lease beginning January 1, 2005 on this office building. The lease also provides renewal options for three periods of one year each. In December 2005, the Company signed a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company’s results of operations. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. The Company does not own any real property.

Item 3.	Legal Proceedings
      The Company is not a party to any pending litigation and no proceeding was terminated during the fourth quarter of 2005.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of shareholders of the Company during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock (the “Common Stock”) is traded on The Nasdaq National Market (“Nasdaq”) under the ticker symbol ESGR. The following table reflects the range of high and low selling prices of the Company’s Common Stock by quarter for 2005 and 2004, as reflected in the Nasdaq Trade and Quote Summary Reports:

	2005		2004

	High	Low	High	Low

First Quarter	64.97	56.12	48.40	40.61
Second Quarter	67.85	49.03	53.98	39.82
Third Quarter	69.94	63.40	53.00	44.56
Fourth Quarter	72.85	60.19	63.00	49.25
      At March 3, 2006, there were approximately 2,676 holders of record of the Company’s Common Stock.
      The Company has not declared or paid a cash dividend on any of its securities since 1989. The Company currently intends to retain its earnings to finance the growth and development of its future business and does not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company’s earnings, capital requirements, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      The information required by this Item with respect to securities authorized for issuance under equity compensation plans is included under the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) and such section is deemed incorporated herein by reference.

Item 6.	Selected Financial Data
      The following table sets forth selected financial information with respect to the Company for each of the five years in the period ended December 31, 2005 and is derived in part from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the audited consolidated financial statements, including the related notes thereto.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Income before extraordinary gain and cumulative effect of a change in accounting principle	$19,045	$5,977	$13,226	$21,526	$1,574
Extraordinary gain, net of income taxes	—	4,415	—	—	—
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	967	—

Net income	$19,045	$10,392	$13,226	$22,493	$1,574

Income per common share before extraordinary gain and change in accounting principle — basic	$3.45	$1.09	$2.42	$3.94	$.30
Extraordinary gain — basic	—	.80	—	—	—
Cumulative effect of a change in accounting principle — basic	—	—	—	.18	—

Net income per common share — basic	$3.45	$1.89	$2.42	$4.12	$.30

Weighted average shares outstanding — basic	5,517,909	5,496,819	5,465,753	5,465,753	5,277,808

Income per common share before extraordinary gain and change in accounting principle — assuming dilution	$3.25	$1.03	$2.25	$3.74	$.29
Extraordinary gain — assuming dilution	—	.76	—	—	—
Cumulative effect of a change in accounting principle — assuming dilution	—	—	—	0.17	—

Net income per common share — assuming dilution	$3.25	$1.79	$2.25	$3.91	$.29

Weighted average shares outstanding — assuming dilution	5,856,144	5,800,993	5,881,410	5,753,553	5,449,627

Balance sheet data:
Total assets	$185,220	$158,977	$152,620	$128,609	$99,621
Total liabilities	20,097	12,803	6,688	8,360	1,964
Minority interest	—	—	11,449	—	—
Shareholders’ equity	165,123	146,174	134,483	120,249	97,657

      The following tables set forth selected financial information of B.H. Acquisition and Castlewood Holdings for each of the five years in the period ended December 31, 2005. The table for Green Tree sets forth selected financial information for the period of ownership in 2003 and 2004.
          B.H. Acquisition:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Income before cumulative effect of a change in accounting principle	$179	$359	$888	$22,398	$4,798
Net income	179	359	888	25,367	4,798
Total assets	105,578	110,414	120,474	125,428	136,085
Total liabilities	66,733	71,748	82,167	88,009	114,033
Total equity	38,845	38,666	38,307	37,419	22,052
      The 2002 accounting change for B.H. Acquisition relates to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”
          Castlewood Holdings:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Income (loss) before extraordinary gain	$80,710	$16,535	$30,592	$60,619	$(407)
Net income (loss)	80,710	38,294	30,592	60,619	(407)
Total assets	1,199,963	1,347,853	632,347	514,597	527,845
Total liabilities	898,513	1,139,123	456,436	347,124	464,149
Minority interest	40,544	31,392	28,295	—	—
Total equity	260,906	177,338	147,616	167,473	63,696
      Net income for Castlewood Holdings for the year 2001 is reported for the period August 16, 2001 (date of incorporation) to December 31, 2001. The 2004 extraordinary gain relates to the excess of the net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings.
          Green Tree:

	Year Ended December 31,

	2004	2003

	(Dollars in thousands)
Net income	$99,114	$96,318
Total assets	—	1,020,514
Total liabilities	—	399,457
Total equity	—	621,057
      Net income for Green Tree for the year 2003 is reported from the date of inception to December 31, 2003. Net income for Green Tree for the year 2004 is reported from January 1 to July 15, 2004, the date of sale of the JCF CFN Entities’ entire interest in Green Tree.

          Affirmative Investment:

Year Ended
December 31,
2005

(Dollars in
thousands)
Net income	$856
Total assets	60,199
Total liabilities	—
Total equity	60,199
      In July 2005, the Company acquired a 14% ownership percentage in Affirmative Investment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      Through the operations of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company’s participation in the reinsurance industry see Item 1A. “Risk Factors.”
      The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company’s acquisition criteria. See Item 1. “Business — Strategy for Business Acquisitions.”
Restatement of Financial Statements
      The Company has amended certain disclosures in its Form 10-K/A as a result of restated information from its partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition. The following management’s discussion and analysis of financial condition and results of operations give effect to the restatement. This restatement had no impact on the net income, net income per share or shareholders’ equity of Enstar or its partially owned equity affiliates. For a more detailed description of the restatement, see Note 2, “Restatement of Financial Statements” to the accompanying consolidated financial statements.
Recent Accounting Pronouncements
      In January 2003, the FASB issued FIN 46R which requires consolidation by a business enterprise of a VIE if the enterprise is determined to be the primary beneficiary. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying consolidated financial statements, with Castlewood Holdings’ 40% interest in the JCF CFN Entities reflected as a minority interest in the Company’s financial statements. The JCF CFN Entities have been inactive since the sale of their entire interests in Green Tree in July 2004.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123R generally is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their grant date fair values. Pro forma disclosure will no longer be an alternative.
      The Company adopted SFAS 123R as of January 1, 2006 using the modified-prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005 the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally has not recognized compensation cost for employee stock options. We estimate that 2006 pretax compensation expense for stock options will be approximately $213,000.
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
Critical Accounting Policies

Enstar
      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with its evaluation of income tax valuation allowance.
      Income Tax Valuation Allowance — The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at December 31, 2005, is based on management’s assessment of the Company’s earnings history, expectations of future taxable income, and other relevant considerations.

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
      Goodwill — On January 1, 2002, Castlewood Holdings and B.H. Acquisition adopted SFAS 142. This statement requires that goodwill be assessed for impairment on at least an annual basis. In determining goodwill, Castlewood Holdings must determine the fair values of the assets of an acquired company. The determination of fair value necessarily involves many assumptions. Fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management run-off strategy. Fair value adjustments are based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate, and are amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method options. If the assumptions made in initially valuing the assets change significantly in the future, Castlewood Holdings may be required to record impairment charges which could have a material impact on the financial statements.
      Castlewood Holdings assessed its recorded goodwill in 2005 in accordance with SFAS 142 and determined that there had been no impairment in its carrying value.
      SFAS 142 also requires that negative goodwill be reversed immediately. During 2004, Castlewood Holdings took negative goodwill into earnings upon the acquisition of three companies, and presented it as an extraordinary gain.
Recent Developments
      In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Europe, a London-based subsidiary of Aioi Insurance Company, Limited. The aggregate purchase price to be paid for Aioi Europe is £62 million (approximately $108 million), with £50 million in cash upon the closing of the transaction and £12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and Shinsei. Castlewood Holdings’ commitment is proportionate to its 50.1% ownership percentage to Hillcot. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006. J. Christopher Flowers (“Mr. Flowers”), a member of the Company’s board of directors and the Company’s largest shareholder, is a director and the largest shareholder of Shinsei.
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
      J.C. Flowers & Co. LLC is controlled by Mr. Flowers. No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with the Company’s or Castlewood Holdings’ investment in the J.C. Flowers Fund.
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
      The Company’s assets, aggregating approximately $185.2 million at December 31, 2005, include approximately $54.0 million in cash and cash equivalents and approximately $19.7 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements including its $25.0 million commitment in the J.C. Flowers Fund.

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
      J.C. Flowers & Co. LLC is controlled by J. Christopher Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or J. Christopher Flowers in connection with the Company’s investment in the J.C. Flowers Fund.
Results of Operations

2005 Compared to 2004
      Interest income was approximately $2.3 million in 2005 compared to $983,000 in 2004. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased substantially during 2005 as a result of the receipt of approximately $24.0 million in proceeds from the sale of Green Tree in July 2004, which caused the Company’s average cash and certificate of deposit balance to be approximately $79.4 million in 2005 compared to $74.5 million in 2004. In addition, interest rates earned on the Company’s cash, cash equivalents and certificates of deposit increased during 2005 as evidenced by federal funds interest rate increases of 3.25% from June 2004 through December 2005.
      Other investment income of approximately $1.8 million in 2005 resulted from gains on the sale of certain marketable securities from June through December 2005 and the receipt of dividends on those marketable securities.
      Earnings of partially owned equity affiliates were approximately $26.5 million in 2005 compared to $8.3 million in 2004. The Company recorded equity in earnings of $59,000 and $118,000 from B.H. Acquisition in 2005 and 2004, respectively. The Company recorded equity in earnings of approximately $26.3 million in 2005 from Castlewood Holdings compared to approximately $4.0 million in 2004. The Company recorded equity in earnings from Affirmative Investment of $120,000 for the period from July 1 to December 31, 2005 (the Company made its initial capital contribution to Affirmative Investment on July 1, 2005). The Company reported equity in earnings of approximately $4.3 million from Green Tree for the period from January 1 to July 15, 2004 (the Company sold its entire interest in Green Tree in July 2004). The Company’s reported income was reduced by approximately $3.0 million in 2004 to reflect Castlewood

Holdings’ minority interest in Green Tree. Also in 2004, the Company reported income of approximately $4.4 million, net of income taxes, as its proportionate share of the excess of the net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings. For further discussion of the reasons underlying the changes in earnings of partially owned equity affiliates, see “— Results of Operations — Partially Owned Equity Affiliates”.
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
      Income tax expense was approximately $8.9 million and approximately $4.8 million in 2005 and 2004, respectively. The effective tax rate for 2005 differed from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and changes in tax contingencies. The Company’s effective tax rate for 2004 approximated the statutory rates.
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

2004 Compared to 2003
      Interest income was $983,000 in 2004 compared to $821,000 in 2003. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased during 2004 as a result of the receipt of approximately $24.0 million in July 2004, representing the Company’s share of proceeds from the sale of Green Tree. In addition, interest rates earned on the Company’s cash, cash equivalents and certificates of deposit increased during the last quarter of 2004.
      Earnings of partially owned equity affiliates were approximately $8.3 million in 2004 compared to $15.9 million in 2003. The Company recorded equity in earnings of $118,000 and $293,000 from B.H. Acquisition in 2004 and 2003, respectively. The Company recorded equity in earnings of approximately $4.0 million in 2004 from Castlewood Holdings compared to approximately $9.6 million in 2003. The Company’s equity in earnings from B-Line was approximately $1.7 million in 2003 (the Company sold its entire interest in B-Line in December 2003). The Company reported equity in earnings of approximately $4.3 million from Green Tree for the period from January 1 to July 15, 2004 (the Company sold its entire interest in Green Tree in July 2004) compared to approximately $4.2 million for the period from June 23 to December 31, 2003 (the Company made its investment in Green Tree in June 2003). The Company’s reported income was reduced by approximately $3.0 million and approximately $1.1 million in 2004 and 2003, respectively, to reflect Castlewood Holdings’ minority interest in Green Tree. In addition, the Company reported income of approximately $4.4 million, net of income taxes, as its proportionate share of the excess of the net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings. For further discussion of the reasons underlying the changes in earnings of partially owned equity affiliates, see “— Results of Operations — Partially Owned Equity Affiliates”.
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
      Income tax expense was approximately $4.8 million and approximately $3.0 million in 2004 and 2003, respectively. The Company’s effective tax rate for 2004 approximated the statutory rate. The effective tax rate for 2003 differed from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets.
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
Results of Operations — Partially Owned Equity Affiliates
      Since a substantial portion of the Company’s results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, we have provided the following additional summary information with respect to those companies’ results of operations. This discussion and analysis should be read in conjunction with the audited consolidated financial statements of the partially owned equity affiliates and related notes that are included in this Annual Report.

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
      Net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2005 and 2004 was $96.0 million and $13.7 million, respectively. The net reduction in loss and loss adjustment expense liabilities for both 2005 and 2004 was attributable to the reduction in estimates of ultimate losses that arose from commutations, policy buy-backs and settlement of losses in the year below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.
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
      General and administrative expenses were $11.0 million and $10.7 million for the years ended December 31, 2005 and 2004, respectively. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda, and staff travel frequently in connection with Castlewood Holdings’ search for acquisition opportunities and in the general management of the business.
      Castlewood Holdings has recorded a foreign exchange loss of $4.6 million compared to a foreign exchange gain of $3.7 million in 2004. Through its subsidiaries, Castlewood Holdings conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the year. The resulting exchange gains or losses are included in net income. The loss in the current year arose as a result of Castlewood Holdings having surplus British pounds and Euro’s at various points in the year. For 2004, the foreign exchange gain arose primarily as a result of the Company disposing of its surplus Swiss Franc cash balances.
      Castlewood Holdings’ share of equity in earnings of partly-owned companies for the years ended December 31, 2005 and 2004, was $192,000 and $6.9 million, respectively. The 2005 amount represents Castlewood Holdings’ proportionate share of equity in the earnings of B.H. Acquisition and Cassandra Equity (Cayman) LP. The 2004 amount also included Castlewood Holdings’ proportionate share of earnings of the JCF CFN Entities.
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
      Castlewood Holdings reported consolidated net earnings of approximately $80.7 million in 2005 compared to approximately $38.3 million in 2004. The increase in 2005 from 2004 was primarily a result of an increase in investment income and a decrease in loss and loss adjustment expense liabilities offset by higher salaries and benefits costs, a foreign exchange loss and in 2004, the recording of $21.8 million in negative goodwill.

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
      Net investment income, excluding unrealized gains and losses, for the years ended December 31, 2004 and 2003, was $10.5 million and $7.1 million, respectively. The increase was attributable to the combination of the acquisition of Harper Insurance Limited’s investment portfolio of $536.9 million in October 2004 and the increase in the investment yield during 2004. In addition, in 2003, Castlewood Holdings recognized a realized loss on derivative instruments of $862,000.
      Net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2004 and 2003 was $13.7 million and $24.0 million, respectively. The net reduction in loss and loss adjustment expense liabilities for both 2004 and 2003 was attributable to the settlement of losses for amounts below carried reserve balances and the re-evaluation of required insurance reserves for loss and loss adjustment expenses in its subsidiaries. This re-evaluation was made based on an independent actuarial review.
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
      General and administrative expenses were $10.7 million and $7.0 million for the years ended December 31, 2004 and 2003, respectively. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in both the UK and Bermuda, and staff travel frequently in connection with Castlewood Holdings’ search for acquisition opportunities and in the general management of the business.
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
      Castlewood Holdings’ share of equity in earnings of partly-owned companies for the years ended December 31, 2004 and 2003, was $6.9 million and $1.6 million, respectively. This amount represents Castlewood Holdings’ proportionate share of equity in the earnings of B.H. Acquisition and JCF CFN in 2004 and 2003 and Cassandra in 2004.
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
      Negative goodwill of $21.8 million was recorded for the year ended December 31, 2004. This amount represents the excess of the fair value of net assets acquired of $26.2 million over the cost of $4.4 million in the acquisition of Mercantile, Harper and Longmynd. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2004. The fair values of the reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.
      Castlewood Holdings reported consolidated net earnings of approximately $38.3 million in 2004 compared to approximately $30.6 million in 2003. The increase in 2004 from 2003 was primarily a result of an extraordinary gain of $21.8 million in 2004, partially offset by a substantial increase in the loss and loss adjustment expense liabilities and a substantial increase in salaries and benefit expense.

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
      B.H. Acquisition reported a net increase in loss and loss adjustment expense liabilities of $552,000 for the year ended December 31, 2005 compared to a decrease of $428,000 for the year ended December 31, 2004.
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
      B.H. Acquisition reported a net decrease in loss and loss adjustment expense liabilities of $428,000 for the year ended December 31, 2004 compared to a increase of $230,000 for the year ended December 31, 2003.
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
Related Party Transactions
      In 2002, the Company entered into an investment advisory agreement with Castlewood Holdings and B.H. Acquisition for an annual fee of $400,000. This amount is included in other income in the Company’s consolidated statements of income for each of the three years ended December 31, 2005.
      During 2003, the Company invested approximately $15.3 million in the JCF CFN Entities. In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree for aggregate sales proceeds of approximately $40 million in cash. Of this amount, Castlewood Holdings’ aggregate sales proceeds were approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004. The Company recorded a pre-tax realized gain of approximately $6.9 million on the sale. Each of the JCF CFN Entities is controlled by JCF Associates I LLC, the managing member of which is Mr. Flowers. No fees were paid by the Company or will be payable by the Company to J.C. Flowers I LP, JCF Associates I LLC, or Mr. Flowers in connection with the Company’s investment in JCF CFN. In March 2003, Castlewood Holdings and Shinsei completed the acquisition of all of the outstanding capital stock of Toa-UK, a London-based company, for approximately $46 million. The acquisition was effected through Hillcot, a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK’s name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings’ consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder, is a director of Shinsei.
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
      In December 2005, the Company invested approximately $3.5 million in New NIB Partners LP (“NIB Partners”), a newly formed Province of Alberta limited partnership, in exchange for an approximately ..2% limited partnership interest. Castlewood Holdings, through two of its wholly-owned subsidiaries, also invested approximately $24.5 million in NIB Partners for an approximately 1.4% interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly, NIB Capital N.V.) and its affiliated (“NIBC”). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network.
      New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC.
      In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Europe, a London-based subsidiary of Aioi Insurance Company, Limited. The aggregate purchase price to be paid for Aioi Europe is £62 million (approximately $108 million), with £50 million in cash upon the closing of the transaction and £12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and Shinsei. Castlewood Holdings’ commitment is proportionate to its 50.1% ownership percentage in Hillcot. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006. Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder, is a director of Shinsei.
      Also in December 2005 JCF Re Holdings LP (“JCF Re”), a Cayman Limited partnership, entered into a subscription and shareholders agreement with Fitzwilliam (SAC) Insurance Limited (“Fitzwilliam”), a wholly owned subsidiary of Castlewood Holdings, for the establishment of a segregated cell and paid approximately $1.9 million to Fitzwilliam as capital and contributed surplus. During 2005, Fitzwilliam booked management fees of $40,000 from JCF Re.
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
      J.C. Flowers & Co. LLC is controlled by J. Christopher Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or J. Christopher Flowers in connection with the Company’s or Castlewood Holdings’ investment in the J.C. Flowers Fund.
Forward-Looking Statements
      Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” under the federal securities laws. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in Item 1A. “Risk Factors.”
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
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The Enstar Group, Inc.’s (the “Company’s”) management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2005.
      The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is included herein.

/s/ Nimrod T. Frazer Nimrod T. Frazer Chairman of the Board of Directors and Chief Executive Officer March 16, 2006	/s/ Cheryl D. Davis Cheryl D. Davis Chief Financial Officer, Vice President and Secretary March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
     The Enstar Group, Inc.:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that The Enstar Group, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
     The Enstar Group, Inc.:
      We have audited the accompanying consolidated balance sheets of The Enstar Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the 2003 financial statements of Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC, the Company’s investment in which is accounted for by use of the equity method. The Company’s interest of $4,235,824 in Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC’s net income for the year ended December 31, 2003, is included in the accompanying consolidated financial statements. The 2003 financial statements of Green Tree Investment Holdings II, LLC and Green Tree Investment Holdings III, LLC were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.
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
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
      As discussed in Note 2, the accompanying notes to the consolidated financial statements have been restated.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
March 16, 2006
(September 18, 2006 as to the effects of the restatement discussed in Note 2)

REPORT OF INDEPENDENT AUDITORS
The Members
Green Tree Investment Holdings II, LLC
      We have audited the accompanying consolidated balance sheet of Green Tree Investment Holdings II, LLC (the Company) as of December 31, 2003, and the related consolidated statements of operations, members’ equity, and cash flows for the period from March 26, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 13, 2004

REPORT OF INDEPENDENT AUDITORS
The Members
Green Tree Investment Holdings III, LLC
      We have audited the accompanying consolidated balance sheet of Green Tree Investment Holdings III, LLC (the Company) as of December 31, 2003, and the related consolidated statements of operations, members’ equity, and cash flows for the period from May 20, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 13, 2004

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$54,032	$81,675
Certificates of deposit	19,686	4,058
Other current assets	129	132

Total current assets	73,847	85,865
Partially owned equity affiliates	107,329	72,618
Other investments	3,542	—
Other assets	502	494

Total assets	$185,220	$158,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$595	$345
Accounts payable to affiliates	—	358
Income taxes payable	5,467	639

Total current liabilities	6,062	1,342
Deferred income tax liabilities	10,401	7,730
Accrued taxes	2,325	2,625
Deferred compensation	853	662
Other liabilities	456	444

Total liabilities	20,097	12,803

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock ($.01 par value; 55,000,000 shares authorized, 5,960,260 shares issued at December 31, 2005 and 2004	60	60
Additional paid-in capital	190,008	190,008
Deferred compensation of partially owned equity affiliate	(40)	(125)
Accumulated other comprehensive income from partially owned equity affiliates, net	210	391
Accumulated deficit	(19,305)	(38,350)
Treasury stock, at cost (442,351 shares)	(5,810)	(5,810)

Total shareholders’ equity	165,123	146,174

Total liabilities and shareholders’ equity	$185,220	$158,977

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Interest income	$2,333	$983	$821
Other investment income	1,824	—	—
Earnings of partially owned equity affiliates	26,513	8,348	15,860
Gain on sale of partially owned equity affiliates	—	6,911	3,256
Other income (includes related party income of $400 for 2005, 2004 and 2003)	402	498	484
General and administrative expenses	(3,110)	(2,981)	(3,105)

Income before income taxes, minority interest and extraordinary gain	27,962	13,759	17,316
Income taxes	(8,917)	(4,809)	(2,987)

Income before minority interest and extraordinary gain	19,045	8,950	14,329
Minority interest	—	(2,973)	(1,103)

Income before extraordinary gain	19,045	5,977	13,226
Extraordinary gain, net of income taxes of $2,741	—	4,415	—

Net income	$19,045	$10,392	$13,226

Weighted average shares outstanding — basic	5,517,909	5,496,819	5,465,753

Weighted average shares outstanding — assuming dilution	5,856,144	5,800,993	5,881,410

Income per common share before extraordinary gain — basic	$3.45	$1.09	$2.42
Extraordinary gain, net of income taxes — basic	—	.80	—

Net income per common share — basic	$3.45	$1.89	$2.42

Income per common share before extraordinary gain — assuming dilution	$3.25	$1.03	$2.25
Extraordinary gain, net of income taxes — assuming dilution	—	.76	—

Net income per common share — assuming dilution	$3.25	$1.79	$2.25

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,

	2005	2004	2003

Net income	$19,045	$10,392	$13,226
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net of income tax expense (benefit) of $761, $0 and $(364)	1,226	—	(586)
Reclassification adjustment for (gains) losses included in net income, net of income tax (expense) benefit of $(761), $(199) and $548	(1,226)	(321)	882
Unrealized gain (loss) on cash flow hedge, net of income tax (benefit) expense of $(41) and $41	—	(66)	66
Currency translation adjustment, net of income tax (benefit) expense of $(112), $68 and $112	(181)	109	181

Other comprehensive income (loss)	(181)	(278)	543

Comprehensive income	$18,864	$10,114	$13,769

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
				Other
				Comprehensive
			Deferred	Income
			Compensation	(Loss) of
		Additional	of Partially	Partially
	Common	Paid-In	Owned Equity	Owned Equity	Accumulated	Treasury
	Stock	Capital	Affiliates	Affiliates	Deficit	Stock	Total

Balance at January 1, 2003	$59	$188,425	$(583)	$126	$(61,968)	$(5,810)	$120,249
Net income					13,226		13,226
Amortization of deferred compensation			299				299
Unrealized holding losses on investments				(586)			(586)
Reclassification adjustment for losses included in net income				882			882
Unrealized gain on hedge assets				66			66
Currency translation adjustment				181			181
Issuance of officers’ stock options		166					166

Balance at December 31, 2003	59	188,591	(284)	669	(48,742)	(5,810)	134,483
Net income					10,392		10,392
Amortization of deferred compensation			159				159
Reclassification adjustment for gains included in net income				(321)			(321)
Unrealized loss on hedge assets				(66)			(66)
Currency translation adjustment				109			109
Exercise of stock options	1	554					555
Issuance of shares from deferred compensation plan		224					224
Tax benefit from exercise of stock options and issuance of shares from deferred compensation plan		606					606
Issuance of officers’ stock options		33					33

Balance at December 31, 2004	60	190,008	(125)	391	(38,350)	(5,810)	146,174
Net income					19,045		19,045
Amortization of deferred compensation			85				85
Unrealized holding gains on investments				1,226			1,226
Reclassification adjustment for gains included in net income				(1,226)			(1,226)
Currency translation adjustment				(181)			(181)

Balance at December 31, 2005	$60	$190,008	$(40)	$210	$(19,305)	$(5,810)	$165,123

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$19,045	$10,392	$13,226
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of partially owned equity affiliates	(26,513)	(8,348)	(15,860)
Dividends and distributions received from partially owned equity affiliates	11	10,216	20,826
Minority interest in earnings of JCF CFN	—	2,973	1,103
Gain on sale of marketable securities	(1,768)	—	—
Gain on sale of partially owned equity affiliates	—	(6,911)	(3,256)
Extraordinary gain, net of income taxes	—	(4,415)	—
Noncash compensation expense	—	33	166
Deferred income taxes	2,482	5,395	688
Tax benefit from exercise of stock options and issuance of shares from deferred compensation plan	—	606	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	4,708	(1,594)	(3,014)
Other, net	23	270	705

Net cash (used in) provided by operating activities	(2,012)	8,617	14,584

Cash flows from investing activities:
Purchase of marketable securities	(9,460)	—	—
Proceeds from sale of marketable securities	11,228	—	—
Proceeds from sale of partially owned equity affiliates	—	32,831	7,766
Capital contribution to Affirmative Investment LLC	(8,406)	—	—
Investment in NIB Partners	(3,542)	—	—
Capital contribution to Castlewood Holdings Limited	—	—	(7,169)
Investment of JCF CFN in Green Tree	—	—	(24,744)
Purchase of certificates of deposit	(22,097)	(8,120)	(10,213)
Maturities of certificates of deposit	6,646	8,145	10,162

Net cash (used in) provided by investing activities	(25,631)	32,856	(24,198)

Cash flows from financing activities:
Minority interest’s capital contribution in JCF CFN, net	—	—	10,006
Distributions to minority interest	—	(16,120)	—
Proceeds from exercise of stock options	—	555	—

Net cash (used in) provided by financing activities	—	(15,565)	10,006

Increase (decrease) in cash and cash equivalents	(27,643)	25,908	392
Cash and cash equivalents at the beginning of the year	81,675	55,767	55,375

Cash and cash equivalents at the end of the year	$54,032	$81,675	$55,767

Supplemental disclosures of cash flow information: Income taxes paid	$1,606	$731	$5,332

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Business
      The Enstar Group, Inc. and Subsidiaries, (“Enstar” or the “Company”), is a publicly traded company engaged in the operation of several equity affiliates in the financial services industry. Enstar also continues its active search for one or more additional operating businesses which meet its acquisition criteria.
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
      The Company consolidates JCF CFN LLC and related entities (collectively, the “JCF CFN Entities”). The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, “Green Tree”), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. (“Conseco Finance”). In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree and since that time have been inactive. See Note 5 for further discussion of this transaction.

Note 2:	Restatement of Financial Statements
      Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, the consolidated financial statements of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, were restated to reflect certain reclassifications described below. As a result of these restatements, the Company has restated certain disclosures in the notes to the consolidated financial statements relating to financial information of Castlewood Holdings and B.H. Acquisition. These restatements had no impact on the net income, net income per share or shareholders’ equity of Enstar or its partially owned equity affiliates.
      The reclassifications made by Castlewood Holdings and B.H. Acquisition were between certain line items of income and expenses on their respective consolidated statements of earnings. Underwriting income, previously included in income, was renamed “Net reduction in loss and loss adjustment expense liabilities” and reclassified as an expense item. In addition, Castlewood Holdings’ net foreign exchange loss (gain) was also reclassified from income to expense. These reclassifications are reflected in the Company’s consolidated financial statements in Note 5(f) “Partially Owned Equity Affiliates Summarized Financial Information” and Note 12 “Segment Information.”

Note 3:	Significant Accounting Policies
      (a) Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Enstar Financial Services, Inc. and Enstar Group Operations, Inc, both of which are currently inactive. In addition, the Company consolidates the JCF CFN Entities, recording a minority interest in its financial statements for Castlewood Holdings’ 40% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
      (b) Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      (d) Partially Owned Equity Affiliates — Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company’s proportionate share of the affiliate’s income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company’s cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company’s proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the affiliate. The Company would resume application of the equity method once the affiliate becomes profitable and the Company’s proportionate share of the affiliate’s earnings equals the Company’s cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.
      (e) Property and Equipment — Property and equipment, which consists of leasehold improvements and furniture and fixtures, is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets, principally 3 to 7 years. Property and equipment is included in other assets in the Company’s consolidated balance sheets. Property and equipment was immaterial as of December 31, 2005 and 2004.
      (f) Financial Instruments — The Company holds certificates of deposit (“CDs”) offered by commercial banks. These certificates had a weighted average maturity of approximately five months at December 31, 2005. The estimated fair value of CDs at December 31, 2005 and 2004, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.
      (g) Income Taxes — The Company computes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.
      (h) Comprehensive Income — The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) 130, “Reporting Comprehensive Income” which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from its partially owned equity affiliates. This other comprehensive income arose from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value, unrealized gains on hedge assets and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.
      The components of accumulated other comprehensive income are as follows:

	December 31,

	2005	2004

Currency translation adjustment, net of income tax expense of $130 and $243	$210	$391

      (i) Deferred Compensation of Partially Owned Equity Affiliates — The Company records its proportionate share of deferred compensation reported by Castlewood Holdings, one of its partially owned equity

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
affiliates. The deferred compensation arises from stock based compensation awards entered into with certain senior employees of Castlewood Holdings.
      (j) Recent Accounting Pronouncements — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46R issued in December 2003, which requires consolidation by a business enterprise of variable interest entities (“VIE”) if the enterprise is determined to be the primary beneficiary. This interpretation was effective for new variable interests created or obtained after January 31, 2003 and for periods beginning after June 15, 2003 for variable interests that were acquired before February 1, 2003. The Company believes that each of the JCF CFN Entities qualifies as a VIE and that the Company is the primary beneficiary of each such entity. As such, the JCF CFN Entities are included in the accompanying consolidated financial statements, with Castlewood Holdings’ 40% interest in the JCF CFN Entities reflected as a minority interest in the Company’s financial statements. The JCF CFN Entities have been inactive since the sale of their entire interests in Green Tree in July 2004.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123R generally is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their grant date fair values. Pro forma disclosure will no longer be an alternative.
      The Company adopted SFAS 123R as of January 1, 2006 using the modified-prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005 the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally has not recognized compensation cost for employee stock options. We estimate that 2006 pretax compensation expense for stock options will be approximately $213,000.
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
      (k) Revenue Recognition — Revenue includes interest income earned from cash, cash equivalents and certificates of deposit, the Company’s proportionate share of earnings from partially owned equity affiliates, gains on sales of marketable securities and other income. Interest income is recorded when earned. The Company’s proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate with the exception of B-Line LLC (“B-Line”). Prior to its sale of B-Line in the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears.
      (l) Stock-Based Compensation  — For the three years ended December 31, 2005, the Company utilized various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/ incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors’ Stock Option Plan (the “2001 Directors’ Plan”) and amended certain

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions of an existing plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB 25 and related interpretations. Compensation expense for the Deferred Compensation and Stock Plan for Non-Employee Directors is recognized at the first of every quarter for retainer fees and upon the occurrence of various Board of Director and committee meetings. There is no compensation expense recognized in net earnings for grants under stock option/incentive plans that had an exercise price equal to the market value of the Company’s underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company’s common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004. Had compensation costs for grants under the Company’s stock option/incentive plans been determined based on the fair value recognition provision of SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income and net income per share for 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003

	(Dollars in thousands,
	except per share data)
Net income, as reported	$19,045	$10,392	$13,226
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	118	138	102
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(365)	(555)	(361)

Pro forma net income	$18,798	$9,975	$12,967

Income per common share:
Basic — as reported	$3.45	$1.89	$2.42

Basic — pro forma	$3.41	$1.81	$2.37

Assuming dilution — as reported	$3.25	$1.79	$2.25

Assuming dilution — pro forma	$3.21	$1.72	$2.20

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
      The fair values for options granted under the Company’s stock option plans were calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.03%	3.08%	3.88%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	21.74%	20.46%	22.58%
Expected life, in years	4.37	2.12	2.35
      Based on these assumptions, the estimated weighted average fair value at the date of grant for options vesting during the years ended December 31, 2005, 2004 and 2003 were $9.50, $5.15 and $5.14, respectively.
      (m) Other Income — Other income includes $400,000 for each of the three years ended December 31, 2005 in investment advisory fees charged to Castlewood Holdings and BH Acquisition, partially owned equity affiliates of the Company.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (n) Currency Translation Adjustment — The Company records foreign currency translation adjustments as its portion of other comprehensive income from its partially owned equity affiliates. Through their subsidiaries, Castlewood Holdings and B.H. Acquisition conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the year. The resulting exchange gains or losses are included in net income.

Note 4:	Marketable Securities
      In June 2005, the Company purchased certain shares of common stock in a publicly-traded U.S. corporation for approximately $9.5 million. The Company sold these securities for total proceeds of approximately $11.2 million, resulting in a realized gain of approximately $1.8 million. This gain is included in other investment income in the Company’s consolidated statements of income.

Note 5:	Partially Owned Equity Affiliates
      (a) B.H. Acquisition — In July 2000, the Company, through B.H. Acquisition, a joint venture with Castlewood Limited (“Castlewood”) and an entity controlled by Trident II, L.P. (“Trident”), acquired as an operating business two reinsurance companies, Brittany Insurance Company Ltd. (“Brittany”) and Compagnie Europeenne d’Assurances Industrielles S.A. (“CEAI”). Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. The Company owns 50% of the voting stock and a 33% economic interest in B.H. Acquisition. Castlewood owns 33% of the voting stock and a 45% economic interest in B.H. Acquisition. The Company’s ownership in B.H. Acquisition is accounted for using the equity method of accounting.
      (b) Castlewood Holdings Limited — In November 2001, the Company, together with Trident and the shareholders and senior management of Castlewood (the “Castlewood Principals”), completed the formation of a new venture, Castlewood Holdings, to acquire and manage insurance and reinsurance companies, including companies in run-off (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the “Castlewood Holdings Transaction”). The Company owns 50% of the voting stock of Castlewood Holdings and the Castlewood Principals and Trident each own 25% of Castlewood Holdings’ voting stock. The Company owns a 32.63% economic interest in Castlewood Holdings. Castlewood is a private Bermuda-based firm, experienced in managing and acquiring reinsurance operations. The Company’s ownership in Castlewood Holdings is accounted for using the equity method of accounting.
      As a result of this transaction, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At December 31, 2005, the Company’s beneficial ownership in B.H. Acquisition was 47.68%. The Company’s combined voting interest in B.H. Acquisition is limited to 50%.
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

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Also in 2002, Castlewood Holdings capitalized Fitzwilliam (SAC) Insurance Limited (“Fitzwilliam”), a wholly owned subsidiary. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Castlewood Holdings and other third-party companies.
      In March 2003, Castlewood Holdings and Shinsei Bank, Limited (“Shinsei”) completed the acquisition of all of the outstanding capital stock of The Toa-Re Insurance Company (UK) Limited (“Toa-UK”), a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. (“Hillcot”), a newly formed Bermuda company, in which Castlewood Holdings has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK’s name was changed to Hillcot Re Limited. Hillcot is included in Castlewood Holdings’ consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. J. Christopher Flowers (“Mr. Flowers”), a member of the Company’s board of directors and the Company’s largest shareholder, is a director and the largest shareholder of Shinsei. Castlewood Holdings’ results of operations include the results of Toa-UK from the date of acquisition in March 2003.
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
      In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Insurance Company of Europe Limited (“Aioi Europe”), a London-based subsidiary of Aioi Insurance Company, Limited. Aioi Europe has underwritten general insurance and reinsurance business in Europe for its own account until 2002 when it generally ceased underwriting, and placed into run-off, its general insurance and reinsurance business. The aggregate purchase price to be paid for Aioi Europe is £62 million (approximately $108 million), with £50 million in cash upon the closing of the transaction and £12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shinsei. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006.
      (c) B-Line — The Company owned membership units of B-Line from November 1998 to December 2003. Based in Seattle, Washington, B-Line provides services to credit card issuers and other holders of similar receivables. B-Line also purchases credit card receivables and recovers payments on these accounts. In December 2003, the Company sold its entire interest in B-Line to B-Line Holdings LLC, an affiliate of Golden Gate Capital, for cash of approximately $7.8 million, net of expenses, resulting in a pre-tax gain of approximately $3.3 million.
      (d) Green Tree — During 2003, the Company funded approximately $15.3 million to the JCF CFN Entities in exchange for a 60% interest in such entities. In addition, Castlewood Holdings funded approximately $10.2 million to the JCF CFN Entities in exchange for a 40% interest.
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
      (e) Affirmative Investment LLC — In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC (“Affirmative Investment”), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. In July 2005, the Company funded its initial capital contribution of approximately $2.6 million. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At December 31, 2005, the Company’s total investment in Affirmative Investment was approximately $8.5 million, including equity in earnings from July 1 to December 31, 2005. The Company’s ownership in Affirmative Investment is accounted for using the equity method of accounting.
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

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      (f) Summarized Financial Information — In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of December 31, 2005 and 2004 and for each of the three years ended December 31, 2005. Summarized financial information for Affirmative Investment is presented as of December 31, 2005 and for the period from June 30, 2005 (date of formation) through December 31, 2005. Summarized financial information for Green Tree for 2004 is presented for the period from January 1 to July 15. The information for 2003 is presented as of December 31 and for the period from June 23 to December 31 (Green Tree was acquired in June 2003 and sold in July 2004). Summarized financial information for B-Line is presented for the period from January 1, 2003 through December 23, 2003 (date of sale). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their audited financial statements. The summarized financial information presented below for Affirmative Investment is derived from its 2005 unaudited financial statements. The summarized financial information presented below for Green Tree is derived from its 2003 audited financial statements and 2004 quarterly financial statements. Prior to the fourth quarter of 2003, the Company accounted for its investment in B-Line three months in arrears. In 2003, the Company recorded the results of operations of B-Line through the date of the sale. The summarized information presented below for B-Line has been derived from its unaudited quarterly financial statements.

	December 31, 2005

	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment

	(Dollars in thousands)
Total assets	$105,578	$1,199,963	$60,199
Total liabilities	66,733	898,513	—
Minority interest	—	40,544	—
Total equity	38,845	260,906	60,199

	December 31, 2004

	B.H.	Castlewood
	Acquisition	Holdings

	(Dollars in thousands)
Total assets	$110,414	$1,347,853
Total liabilities	71,748	1,139,123
Minority interest	—	31,392
Total equity	38,666	177,338

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005

	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment

	(Restated)	(Restated)
	(Dollars in thousands)
Revenue		$22,006
Operating income	$179	91,132	$2,246
Net income	179	80,710	856

	Year Ended December 31, 2004

	B.H.	Castlewood
	Acquisition	Holdings	Green Tree

	(Restated)	(Restated)
	(Dollars in thousands)
Revenue		$23,703	$262,327
Operating income	$359	14,675	123,842
Net income	359	38,294	99,114

	Year Ended December 31, 2003

		B.H.	Castlewood
	B-Line	Acquisition	Holdings	Green Tree

		(Restated)	(Restated)
	(Dollars in thousands)
Revenue	$67,958		$24,746	$244,758
Operating income	20,215	$888	35,570	100,699
Net income	20,215	888	30,592	96,318
      The Company’s consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $52.6 million and approximately $26.1 million at December 31, 2005 and 2004, respectively.

Note 6:	Other Investments
      In December 2005, the Company invested approximately $3.5 million in New NIB Partners LP (“NIB Partners”), a newly formed Province of Alberta limited partnership, in exchange for an approximately .2% limited partnership interest. Castlewood Holdings, through two of its wholly-owned subsidiaries, also invested approximately $24.5 million in NIB Partners for an approximately 1.4% interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly, NIB Capital N.V.) and its affiliates (“NIBC”). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network. The Company’s investment in NIB Partners is accounted for at cost.
      New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC.

Note 7:	Commitments and Contingencies
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

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      J.C. Flowers & Co. LLC is controlled by J. Christopher Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. No fees will be payable by the Company to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or J. Christopher Flowers in connection with the Company’s investment in the J.C. Flowers Fund.

Note 8:	Income Taxes
      The provision for income taxes consists of the following components:

	2005	2004	2003

	(Dollars in thousands)
Current tax expense (benefit)	$6,134	$(586)	$2,299
Deferred taxes	2,783	5,395	688

	$8,917	$4,809	$2,987

      The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

	2005	2004	2003

	(Dollars in thousands)
Federal income taxes at statutory rate	$9,507	$4,678	$5,887
State income taxes, net of federal benefit	(86)	502	291
Minority interest	—	(1,011)	(375)
Change in valuation allowance	(189)	640	(2,818)
Other	(315)	—	2

	$8,917	$4,809	$2,987

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company’s deferred taxes at December 31, 2005 and 2004:

	2005	2004

	(Dollars in thousands)
Deferred income tax assets:
Alternative minimum tax credit carryforwards	$631	$4,850
Losses of partially owned equity affiliates	6,172	5,171
Other	1,262	992

Deferred tax assets	8,065	11,013
Valuation allowance	(5,624)	(5,813)

	2,441	5,200

Deferred income tax liabilities:
Undistributed earnings of partially owned equity affiliates	(12,712)	(12,687)
Other	(130)	(243)

	(12,842)	(12,930)

Net deferred tax liabilities	$10,401	$7,730

      The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. Losses incurred by those foreign subsidiaries result in deferred tax assets. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries for the years 2005 and 2004, respectively. During 2005 and 2004, the Company changed the valuation allowance by approximately $(189,000) and $640,000, respectively to approximately $5.6 million and $5.8 million, respectively. During 2003, the Company decreased the valuation allowance by approximately $2.8 million to approximately $5.2 million to reflect the utilization of credits.
      The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. At December 31, 2005, the accrual of $2.3 million for tax contingencies is reflected in accrued taxes on the balance sheet.

Note 9:	Shareholders’ Equity
      (a) Share Purchase Rights Plan — In January 1997, the Board of Directors of the Company adopted a Share Purchase Rights Plan (the “Rights Plan”). The Rights Plan entitles shareholders to purchase one share of common stock for each outstanding share of common stock of the Company (a “Right”). Until the occurrence of a “Distribution Triggering Event” as described below, all future issuances of common stock by the Company will also carry the Rights. The Rights will have no dividend or voting rights and will expire on the tenth anniversary of their issuance unless exercised or redeemed prior to that time.
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
      Distribution Triggering Events. Shortly after a person or group acquires beneficial ownership of a fifteen percent (15%) interest or announces its intention to commence a tender or exchange offer, the consummation

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of which would result in beneficial ownership of fifteen percent (15%) of the Company’s common stock (a “Distribution Triggering Event”), the Rights will separate from the common stock. Upon distribution of the Rights, they become exercisable and are transferable separately from the Company’s common stock. Each Right (other than Rights beneficially owned by the acquiror) is then immediately converted into the right to buy that number of shares of common stock of the Company (or in certain circumstances, shares of stock of the acquiring company) that has a market value of two times the exercise price of the Right.
      (b) Treasury Stock — In April 1998, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. The Company repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan. Through this plan and a similar plan completed in the first quarter of 1998, the Company has repurchased a total of 442,351 shares for approximately $5.8 million as of December 31, 2005.
      (c) Deferred Compensation of Partially Owned Equity Affiliates — The Company recorded its proportionate share of deferred compensation reported by Castlewood Holdings, one of its partially owned equity affiliates. The deferred compensation arose from stock based compensation awards entered into during 2002 with certain senior employees of Castlewood Holdings.

Note 10:	Stock Compensation
      (a) Deferred Compensation and Stock Plan for Non-Employee Directors — In September 1997, the Company adopted a Deferred Compensation and Stock Plan for Non-Employee Directors. The purposes of this plan are to enable the Company to attract and retain qualified persons to serve as non-employee directors, to solidify the common interests of its non-employee directors and shareholders by enhancing the equity interest of non-employee directors in the Company, and to encourage the highest level of non-employee director performance by providing such non-employee directors with a proprietary interest in the Company’s performance and progress by permitting non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units. Approximately $853,000 and $662,000 in stock compensation were deferred under this plan as of December 31, 2005, and 2004, respectively. In May 2004 Jeffrey S. Halis resigned from the Company’s board of directors. Upon his resignation, Mr. Halis was issued 12,156 shares of the Company’s common stock in connection with this plan, representing approximately $225,000 in deferred compensation.
      (b) Long-Term Incentive Program — In January 1997, the Company adopted a long-term incentive program made up of three stock option/incentive plans. Under the program, the Company established the 1997 Amended CEO Stock Option Plan (the “CEO Plan”), the 1997 Amended Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”), and the 1997 Amended Omnibus Incentive Plan (the “Incentive Plan”). In May 2001, the Company adopted the 2001 Directors’ Plan and amended certain provisions of the Incentive Plan. (Note 3).
      Under the CEO Plan, Nimrod T. Frazer, the Company’s Chief Executive Officer and Chairman, was granted options for 150,000 shares of common stock with an exercise price of $10.50 in 1997. The options granted under the CEO Plan vested in four equal installments of 37,500 options through January 1, 2000, and expire in January 2007.
      Under the 1997 Directors’ Plan, each of the Company’s four outside directors was granted options for 25,000 shares of common stock in 1997. The options have an exercise price of $10.8125 and vested in five equal installments of 5,000 options through January 1, 2001. The options granted under the 1997 Directors’ Plan expire in January 2007. In May 2004, Mr. Halis exercised options for 25,000 shares of the Company’s common stock at a total exercise price of approximately $270,000 in connection with this plan.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Incentive Plan was established for the benefit of key employees and directors and provides generally for stock appreciation awards, incentive stock options and nonqualified stock options. In March 2000, John J. Oros, the Company’s President and Chief Operating Officer, was granted options for 100,000 shares of common stock with an exercise price of $12.75. These options vested in three installments: 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003. These options expire in February 2010.
      In connection with the consummation of the River Thames Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $18.00 per share. These options vested on various dates through July 2004 and will expire in June 2011. Since the market price per share of the Company’s common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2004 and 2003 of $19,000 and $95,000, respectively.
      In connection with the consummation of the Castlewood Holdings Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $19.25 per share. These options vested on various dates through July 2004 and will expire in September 2011. Since the market price per share of the Company’s common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2004 and 2003 of $14,000 and $71,000, respectively.
      Under the 2001 Directors’ Plan, the Company’s then current outside (non-employee) directors were each granted options in June 2001 for 15,000 shares of common stock with an exercise price of $18.90 per share. Options granted to each of the three outside directors under the plan vested in three equal installments of 5,000 shares in each of January 2002, January 2003 and January 2004. The options granted under this plan must be exercised no later than January 2011. In May 2004, Mr. Halis exercised options for 15,000 shares of the Company’s common stock at a total exercise price of approximately $284,000 in connection with this plan.
      In May 2003, the Company’s shareholders approved certain amendments to the Company’s Incentive Plan. The amendments increased the total number of shares of common stock available to be granted under the plan from 322,500 to 522,500, and increased the aggregate number of shares of common stock that may be granted to any individual participant from 200,000 to 300,000.
      In August 2003, under the Incentive Plan, the Company granted 60,000 options to Mr. Frazer, 100,000 options to Mr. Oros, and 5,000 options to Gregory L. Curl, a member of the Company’s board of directors. The options granted to Messrs. Frazer and Oros vest in four equal annual installments starting January 1, 2005. The options granted to Mr. Curl vested on August 19, 2004. All options have an exercise price of $40.00, the closing market price on the date of grant, and expire in August 2013.
      In April 2005, under the Incentive Plan, the Company granted 5,000 options to Paul J. Collins, a member of the Company’s board of directors. The options granted to Mr. Collins vest on April 4, 2006, have an exercise price of $57.81, the closing market price on the date of grant, and expire in April 2015.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Transactions under the Company’s stock option/incentive plans as of and for the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Under option, January 1	720,000	760,000	595,000
Granted	5,000	—	165,000
Exercised	—	(40,000)	—

Under option, December 31	725,000	720,000	760,000

Exercisable, December 31	600,000	560,000	540,000

Available to be granted, December 31	52,500	57,500	57,500

Weighted average exercise prices per share:
Under option, January 1	$20.21	$19.88	$14.30
Granted	57.81	—	40.00
Exercised	—	13.85	—
Under option, December 31	20.47	20.21	19.88
Exercisable, December 31	16.25	14.56	13.85
      Stock options outstanding and exercisable under these plans as of December 31, 2005 were:

Outstanding				Exercisable

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining	Number of	Weighted Average
Prices	Options	Exercise Price	Contractual Life	Options	Exercise Price

$10 — 20	555,000	$14.33	3.5 years	555,000	$14.33
40 — 60	170,000	40.52	7.7 years	45,000	$40.00

Note 11:	Income per Share
      The table below illustrates the reconciliation between net income per common share — basic and net income per common share — assuming dilution for 2005, 2004 and 2003. Net income per common share — basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share — assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company’s stock option/incentive plans (Note 10).

	2005	2004	2003

	(Dollars in thousands,
	except per share data)
Income before extraordinary gain	$19,045	$5,977	$13,226
Extraordinary gain, net of income taxes	—	4,415	—

Net income	$19,045	$10,392	$13,226

Income per common share before extraordinary gain — basic	$3.45	$1.09	$2.42
Extraordinary gain, net of income taxes — basic	—	.80	—

Net income per common share — basic	$3.45	$1.89	$2.42

Income per common share before extraordinary gain — assuming dilution	$3.25	$1.03	$2.25
Extraordinary gain, net of income taxes — assuming dilution	—	.76	—

Net income per common share — assuming dilution	$3.252	$1.79	$2.25

Weighted average shares outstanding — basic	5,517,909	5,496,819	5,465,753
Common share equivalents	338,235	304,174	415,657

Weighted average shares outstanding — assuming dilution	5,856,144	5,800,993	5,881,410

      There were 165,000 antidilutive common stock equivalents for the year ended December 31, 2003. There were no antidilutive common stock equivalents for the years ended December 31, 2005 and 2004.

Note 12:	Segment Information
      The Company separately evaluates the performance of B.H. Acquisition and Castlewood Holdings based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities’ results of operations. Because the Company separately evaluates the financial results of each of its partially owned equity affiliates on a gross basis, the amounts presented herein represent the gross results of each entity. The amounts in excess of the Company’s ownership percentage are eliminated as part of the reconciliation from the gross amounts presented to the measure of profit or loss included in the consolidated financial statements. Prior to the sale of the Company’s interests in Green Tree and B-Line in July 2004 and December 2003, respectively, the Company separately evaluated the performance of the JCF CFN Entities and B-Line. The Company also reviews separate financial results for Affirmative Investment and Enstar’s corporate activity.
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

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The consolidated financial information for B.H. Acquisition and Castlewood Holdings is reported for all years presented. Summarized financial information for Affirmative Investment is presented as of December 31, 2005 and for the period from June 30, 2005 (date of formation) to December 31, 2005. Summarized financial information for JCF CFN for 2004 is presented for the period from January 1 to July 15. The information for 2003 is presented for the period from June 23 to December 31 (Green Tree was acquired by JCF CFN in June 2003 and sold in July 2004). Summarized financial information for B-Line is presented for the period from January 1, 2003 through December 23, 2003 (date of sale). A reconciliation of the consolidated financial information by segment to the Company’s consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years ended December 31, 2005 is as follows:

	December 31, 2005

		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total

	(Dollars in thousands)
Total reportable segment assets:
Partially owned equity affiliates		$12,906	$85,908	$8,515	$107,329
Corporate assets	$77,891				77,891

Total	$77,891	$12,906	$85,908	$8,515	$185,220

	December 31, 2004

		B.H.	Castlewood
	Corporate	Acquisition	Holdings	Total

	(Dollars in thousands)
Total reportable segment assets:
Partially owned equity affiliates		$12,843	$59,775	$72,618
Corporate assets	$86,359			86,359

Total	$86,359	$12,843	$59,775	$158,977

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005

		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total

		(Restated)	(Restated)
	(Dollars in thousands)
Revenue			$22,006
Net investment income	$1,824	$2,406	29,504	$(1,390)
Interest income	2,333			1
Net (increase) reduction in loss and loss adjustment expense liabilities		(552)	96,007
General and administrative expenses	(3,110)	(2,275)	(51,783)
Amortization of run-off provision		667
Other income	402
Foreign exchange loss		(67)	(4,602)
Share of net income of partly-owned companies			192	2,245

Income before income taxes	1,449	179	91,324	856
Income taxes	(8,917)		(914)
Minority interest			(9,700)

Net income (loss)	$(7,468)	$179	$80,710	$856

Company’s economic ownership %		33%	32.63%	14%

Earnings of partially owned equity affiliates		$59	$26,334	$120	$26,513

      The Company’s economic ownership percentage in Castlewood Holdings decreased from 32.89% to 32.63% during the second quarter of 2005. The Company’s economic ownership percentage used in the above table represents a weighted average for the year (Note 5).

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

		B.H.	Castlewood
	Corporate	Acquisition	Holdings	JCF CFN	Total

		(Restated)	(Restated)
	(Dollars in thousands)
Revenue			$23,703
Net investment income		$1,489	10,502
Interest income	$983
Net reduction in loss and loss adjustment expense liabilities		428	13,706
General and administrative expenses	(2,981)	(2,839)	(36,967)
Amortization of run-off provision		1,333
Gain on sale of Green Tree	6,911
Other income	498	90
Foreign exchange gain (loss)		(142)	3,731
Share of net income of partly-owned companies			6,881	$4,255

Income before income taxes	5,411	359	21,556	4,255
Income taxes	(7,550)		(1,924)
Minority interest	(2,973)		(3,097)

Income (loss) before extraordinary gain	(5,112)	359	16,535	4,255
Extraordinary gain			21,759

Net income (loss)	$(5,112)	$359	$38,294	$4,255

Company’s economic ownership %		33%	32.95%

			12,618
Company’s portion of earnings from JCF CFN			(1,487)
Company’s portion of pre-tax extraordinary gain			(7,156)

Earnings of partially owned equity affiliates		$118	$3,975	$4,255	$8,348

      The income tax amount of $7,550,000 included in the corporate segment includes $2,741,000 which is netted against the Company’s proportionate share of an extraordinary gain in the Company’s consolidated statement of income. The Company’s economic ownership percentage in Castlewood Holdings decreased from 33 1/3% to 32.89% during the three months ended September 30, 2004. The Company’s economic ownership percentage used in the above table represents a weighted average for the year (Note 5).

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

			B.H.	Castlewood
	Corporate	B-Line	Acquisition	Holdings	JCF CFN	Total

			(Restated)	(Restated)
	(Dollars in thousands)
Revenue		$67,958		$24,746
Net investment income			$1,331	7,072
Interest income	$821
Net (increase) reduction in loss and loss adjustment expense liabilities			(230)	24,044
General and administrative expenses	(3,105)	(38,890)	(1,648)	(22,654)
Amortization of run-off provision			500
Interest expense		(8,853)
Gain on sale of B-Line	3,256
Other income	484		8
Foreign exchange gain			927	2,362
Share of net income of partly-owned companies				1,623	$4,236

Income before income taxes	1,456	20,215	888	37,193	4,236
Income taxes	(2,987)			(1,490)
Minority interest	(1,103)			(5,111)

Net income (loss)	$(2,634)	$20,215	$888	$30,592	$4,236

Company’s economic ownership %		8.34%	33%	33 1/3%

				10,197
Company’s portion of earnings from JCF CFN				(552)

Earnings of partially owned equity affiliates		$1,686	$293	$9,645	$4,236	$15,860

      The Company’s ownership percentage in the JCF CFN Entities changed from 100% to 60% in June 2003 when Castlewood Holdings became a 40% member. A minority interest for Castlewood Holdings’ portion of earnings from the JCF CFN Entities is reported in the Corporate column.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Unaudited Quarterly Financial Information
      A summary of the Company’s unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 is as follows:

	Quarter

	First	Second	Third	Fourth

	(Dollars in thousands, except per share data)
	(Unaudited)
Year ended December 31, 2005:
Interest income	$482	$561	$608	$682
Other investment income		604	487	733
Earnings of partially owned equity affiliates	265	1,046	1,186	24,016
Other income	100	101	100	101
General and administrative expenses	(780)	(861)	(617)	(852)

Income before income taxes	67	1,451	1,764	24,680
Income taxes	(28)	(655)	(794)	(7,440)

Net income	$39	$796	$970	$17,240

Net income per common share — basic	$0.01	$0.14	$0.18	$3.12

Net income per common share — assuming dilution	$0.01	$0.14	$0.17	$2.93

Year ended December 31, 2004:
Interest income	$177	$201	$259	$346
Earnings of partially owned equity affiliates	3,000	1,980	(237)	3,605
Gain on sale of Green Tree			6,911
Other income	100	198	100	100
General and administrative expenses	(727)	(780)	(610)	(864)

Income before income taxes, minority interest and extraordinary gain	2,550	1,599	6,423	3,187
Income taxes	(829)	(450)	(2,093)	(1,437)

Income before minority interest and extraordinary gain	1,721	1,149	4,330	1,750
Minority interest	(623)	(446)	(1,904)

Income before extraordinary gain	1,098	703	2,426	1,750
Extraordinary gain, net of income taxes				4,415

Net income	$1,098	$703	$2,426	$6,165

Income per common share before extraordinary gain — basic	$0.20	$0.13	$0.44	$0.32
Extraordinary gain, net of income taxes — basic				0.80

Net income per common share — basic	$0.20	$0.13	$0.44	$1.12

Income per common share before extraordinary gain — assuming dilution	$0.19	$0.12	$0.42	$0.30
Extraordinary gain, net of income taxes — assuming dilution				0.76

Net income per common share — assuming dilution	$0.19	$0.12	$0.42	$1.06

THE ENSTAR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company recorded other investment income in the second, third and fourth quarters of 2005. Other investment income is comprised of gains on sales of marketable securities and dividend income.
      The substantial increase in earnings from partially owned equity affiliates in the fourth quarter of 2005 was primarily attributable to the reduction in estimates of ultimate losses that arose from commutations, policy buy-backs and settlement of losses in the year below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.
      The Company recorded a minority interest for Castlewood Holdings’ portion of earnings from the JCF CFN Entities in the first, second and third quarters of 2004.
      In the fourth quarter of 2004, the Company recorded an extraordinary gain of approximately $4.4 million, net of income taxes. This gain represents the Company’s proportionate share of the excess of the fair value of net assets acquired over the cost in the acquisition of Mercantile, Harper and Longmynd by Castlewood Holdings.

Note 14:	Subsequent Events
      In December 2005, Castlewood Holdings and Shinsei signed definitive agreements for the purchase of Aioi Insurance Company of Europe Limited (“Aioi Europe”), a London-based subsidiary of Aioi Insurance Company, Limited. The aggregate purchase price to be paid for Aioi Europe is £62 million (approximately $108 million), with £50 million in cash upon the closing of the transaction and £12 million in the form of a promissory note, payable twelve months from the date of the closing. The acquisition will be effected through Hillcot, a Bermuda-based company, which is jointly owned by Castlewood Holdings and Shinsei. Castlewood Holdings’ commitment is proportionate to its 50.1% ownership percentage in Hillcot. Subject to regulatory approval, the acquisition is expected to be completed during the first quarter of 2006.
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
      J.C. Flowers & Co. LLC is controlled by J. Christopher Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. No fees will be payable by the Company or Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or J. Christopher Flowers in connection with the Company’s or Castlewood Holdings’ investment in the J.C. Flowers Fund.

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
      As described in Note 2 to the consolidated financial statements hereto, subsequent to the period covered by this report, management of the Company was informed that the consolidated financial statements of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, would be restated. After consulting with the Audit Committee we determined to restate our financial statements for fiscal year ended December 31, 2005 and for the first two quarters of fiscal 2006 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended December 31, 2005 with restated consolidated financial statements and Forms 10-Q/A amending our interim condensed consolidated financial statements for the first two quarters of fiscal 2006. The restatement relates only to the information provided in Note 5, “Partially Owned Equity Affiliates” and Note 12, “Segment Information” and do not impact any of our primary financial statements. We considered the impact of these matters on our evaluation of disclosure controls and procedures.
      As required by Securities and Exchange Commission (“SEC”) rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this amended report. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that, as of the end of the period covered by this Form 10-K/A, the design and operation of the Company’s disclosure controls and procedures are effective. In reaching this conclusion management considered the facts and circumstances that resulted in the restatement of the financial statements as described in Note 2 to the consolidated financial statements. Specifically, management considered the fact that the restatement did not occur as a result of a breakdown of the Company’s internal controls but was the result of restatements of the consolidated financial statements of the Company’s partially owned equity affiliates. Management does not consider controls over the recording of transactions by its partially owned equity affiliates to be a part of the Company’s internal control structure. Additionally, the Company considered the fact that the restatement had no impact on the net income, net income per share or shareholders’ equity of Enstar or its partially owned equity affiliates.
      There were no changes to the Company’s internal controls over financial reporting during the period covered by this amended report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.
      Management’s report on internal control over financial reporting and the attestation report of the Company’s independent auditors are included under Item 8 under the captions “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to directors and executive officers of the Registrant is included under the sections entitled “Election of Directors”, “Executive Officers” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and such sections are deemed incorporated herein by reference.
Code of Ethics
      In March 2004, the Company adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief operating officer, chief financial officer and chief accounting officer and persons performing similar functions.

Item 11.	Executive Compensation
      The information required by this Item is included under the sections entitled “Employment Agreements”, “Executive Compensation”, “Stock Option Exercises”, “Election of Directors — Compensation of Directors”, and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement and such sections are deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is included under the sections entitled “Common Stock Ownership by Management”, “Principal Shareholders” and “Equity Compensation Plan Information” appearing in the Proxy Statement and such sections are deemed incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is included under the sections entitled “Employment Agreements”, “Certain Transactions”, “Election of Directors — Compensation of Directors” and “Executive Compensation” appearing in the Proxy Statement and such sections are deemed incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is included under the section entitled “Principal Accounting Firm Fees and Services” appearing in the Proxy Statement and such section is deemed incorporated herein by reference.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
           2. Financial Statement Schedules
      The following financial statements of Castlewood Holdings are filed as schedules to this Annual Report.
      The following financial statements of B.H. Acquisition are filed as schedules to this Annual Report.

3. Exhibits

Reference
Number	Description of Exhibits

2.1	Shareholders Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated July 18, 2000).
2.2	Investment Agreement, dated as of July 3, 2000, among B.H. Acquisition Limited, the Company and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated July 18, 2000).
2.3	Share Sale and Purchase Agreement, dated as of March 31, 2000, between PetroFina S.A. and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated July 18, 2000).
2.4	Share Sale and Purchase Agreement, dated as of March 31, 2000, between PetroFina S.A., Brittany Holdings Limited and B.H. Acquisition Limited (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated July 18, 2000).
2.5	Share Purchase and Capital Commitment Agreement, dated as of October 1, 2001, between the Company, Castlewood Holdings, Trident, Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated December 13, 2001).
2.6	Amendment No. 1 and Waiver of Certain Closing Conditions to the Share Purchase and Capital Commitment Agreement, dated as of November 29, 2001 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated December 13, 2001).
2.7	Purchase and Sale Agreement, dated March 10, 2004, by and among J.C. Flowers I L.P., JCF CFN LLC, JCF CFN II LLC, JCF AIV II LP, JCF AIV III LP, JCF Associates I LLC and FIT CFN Holdings LLC (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated March 23, 2004).
2.8	Purchase and Sale Agreement, dated October 29, 2004, by and among Zurich Insurance Company, Harper Holding Sarl and Kenmare Holdings Limited (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 4, 2004).
2.9	Sale and Purchase Agreement, dated October 29, 2004, by and among Zurich Insurance Company, Harper Holding Sarl, and Kenmare Holdings Limited (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K/A dated November 12, 2004).
3.1	Articles of Incorporation of the Company, as amended on June 10, 1998 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 4, 1998).
3.2	Bylaws of the Company, as amended on May 20, 1999 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 6, 1999).
4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
4.2	Amendment Agreement, dated as of October 20, 1998, to the Rights Agreement, dated as of January 20, 1997, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 1998).
10.1	1997 Amended CEO Stock Option Plan (incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Shareholders, dated May 23, 1997).*
10.2	1997 Amended Outside Directors’ Stock Option Plan (incorporated by reference to Appendix B to the Proxy Statement for the Annual Meeting of Shareholders, dated May 23, 1997).*

Reference
Number	Description of Exhibits

10.3	1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 14, 2001).*
10.4	Amendment to 1997 Amended Omnibus Incentive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders, dated April 22, 2003).*
10.5	2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders, dated May 8, 2001).*
10.6	Revolving Credit Note, dated July 31, 1997, made by the Company in favor of First Union National Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 14, 1997).
10.7	Stock Pledge Agreement between the Company and First Union National Bank, dated July 31, 1997 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated August 14, 1997).
10.8	Deferred Compensation and Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q, dated October 30, 1997).*
10.9	Investment Agreement, dated October 20, 1998, between the Company and J. Christopher Flowers, together with certain exhibits thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 1998).
10.10	Form of Severance Benefits Agreement between the Company and each of Nimrod T. Frazer, Cheryl D. Davis and Amy M. Dunaway, each dated May 21, 1998 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated March 29, 1999).*
10.11	Amended and Restated Employment Agreement between the Company and John Oros dated March 2, 2000 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated March 22, 2000).*
10.12	Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and Nimrod T. Frazer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated November 14, 2001).*
10.13	Agreement Regarding Stock Purchase and Stock Options dated as of June 27, 2001 between the Company and John Oros (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated November 14, 2001).*
10.14	Limited Liability Company Agreement of JCF CFN LLC, dated as of December 19, 2002, between JCF Associates I, LLC and the Company (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, dated March 31, 2003).
10.15	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Toa-UK, dated as of March 27, 2003, between The Toa Reinsurance Company, Limited, Hillcot, Castlewood Holdings and Shinsei (incorporated by reference to the Amended Current Report on Form 8-K/A, dated June 12, 2003).
10.16	Amendment No. 1, dated as of June 20, 2003, to the Limited Liability Company Agreement of JCF CFN LLC, dated as of December 19, 2002 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated July 2, 2003).
10.17	Limited Liability Company Agreement of JCF CFN II, LLC, dated as of June 20, 2003, between JCF Associates I, LLC, the Company and Castlewood Holdings Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated July 2, 2003).
10.18	Subscription Agreement, dated as of June 30, 2005, between Affirmative Investment LLC, J.C. Flowers I LP and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated August 9, 2005).

Reference
Number	Description of Exhibits

10.19	Limited Liability Company Agreement of Affirmative Investment LLC, dated as of June 30, 2005, between Affirmative Associates LLC, J.C. Flowers I LP and the Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated August 9, 2005).
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K, dated March 15, 2004).
21	Subsidiaries of The Enstar Group, Inc. as of March 16, 2006 (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K, dated March 16, 2006).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENSTAR GROUP, INC.

By:	/s/ NIMROD T. FRAZER

Nimrod T. Frazer
Chairman of the Board of Director,
and Chief Executive Officer
September 19, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NIMROD T. FRAZER Nimrod T. Frazer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ CHERYL D. DAVIS Cheryl D. Davis	Chief Financial Officer, Vice President of Corporate Taxes and Secretary (Principal Financial and Accounting Officer)	March 16, 2006
/s/ JOHN J. OROS John J. Oros	President and Chief Operating Officer	March 16, 2006
/s/ T. WHIT ARMSTRONG T. Whit Armstrong	Director	March 16, 2006
/s/ PAUL J. COLLINS Paul J. Collins	Director	March 16, 2006
/s/ GREGORY L. CURL Gregory L. Curl	Director	March 16, 2006
/s/ T. WAYNE DAVIS T. Wayne Davis	Director	March 16, 2006
/s/ J. CHRISTOPHER FLOWERS J. Christopher Flowers	Director	March 16, 2006

Castlewood Holdings Limited
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm
For the years ended December 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Castlewood Holdings Limited

We have audited the accompanying consolidated balance sheets of Castlewood Holdings Limited and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 24, the accompanying 2005, 2004 and 2003 consolidated statements of earnings have been restated.

/s/  Deloitte & Touche

Hamilton, Bermuda
July 4, 2006 (September 18, 2006 as
to the effects of the restatement
discussed in Note 24)

CASTLEWOOD HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
as of December 31, 2005 and 2004

	2005	2004
	(in thousands of U.S. dollars, except share and per share data)

ASSETS
Short-term investments, available for sale, at fair value (amortized cost: 2005 — $216,624; 2004 — $304,558)	$216,624	$304,558
Fixed maturities, held to maturity, at amortized cost	296,584	228,232
Trading securities, at fair value (cost: 2005 — $Nil; 2004 — $58,845)	—	58,845
Other investments (cost: 2005 — $26,360; 2004 — $Nil)	26,360	—

Total investments	539,568	591,635
Cash and cash equivalents	280,212	301,969
Restricted cash and cash equivalents	65,117	48,487
Accrued interest receivable	2,805	2,861
Accounts receivable	8,227	7,479
Reinsurance balances receivable	250,229	341,627
Investment in partly-owned companies	17,480	28,101
Goodwill	21,222	21,222
Other assets	15,103	4,472

TOTAL ASSETS	$1,199,963	$1,347,853

LIABILITIES
Losses and loss adjustment expenses	$806,559	$1,047,313
Reinsurance balances payable	30,844	62,396
Accounts payable and accrued liabilities	35,337	23,349
Income taxes payable	282	1,101
Other liabilities	25,491	4,964

TOTAL LIABILITIES	898,513	1,139,123

MINORITY INTEREST	40,544	31,392

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2005: 99,000,000; 2004: 99,000,000)
Ordinary shares (Issued 2005: 18,540; 2004: 18,395)	19	18
Ordinary non-voting redeemable shares
(Issued 2005: 22,641,774; 2004: 22,893,662)	22,642	22,894
Additional paid-in capital	89,090	85,341
Deferred compensation	(112)	(371)
Accumulated other comprehensive income	1,010	1,909
Retained earnings	148,257	67,547

TOTAL SHAREHOLDERS’ EQUITY	260,906	177,338

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,199,963	$1,347,853

See accompanying notes to the consolidated financial statements.

CASTLEWOOD HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF EARNINGS — (AS RESTATED — SEE NOTE 24)
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands of U.S. dollars, except share and per share data)

INCOME
Consulting fees	$22,006	$23,703	$24,746
Net investment income	28,236	11,102	8,032
Net realized gains (losses)	1,268	(600)	(960)

	51,510	34,205	31,818

EXPENSES
Net reduction in loss and loss adjustment expense liabilities	(96,007)	(13,706)	(24,044)
Salaries and benefits	40,821	26,290	15,661
General and administrative expenses	10,962	10,677	6,993
Net foreign exchange loss (gain)	4,602	(3,731)	(2,362)

	(39,622)	19,530	(3,752)

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANIES	91,132	14,675	35,570
INCOME TAXES	(914)	(1,924)	(1,490)
MINORITY INTEREST	(9,700)	(3,097)	(5,111)
SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANIES	192	6,881	1,623

NET EARNINGS BEFORE EXTRAORDINARY GAIN	80,710	16,535	30,592
EXTRAORDINARY GAIN — NEGATIVE GOODWILL	—	21,759	—

NET EARNINGS	$80,710	$38,294	$30,592

PER SHARE DATA:
Basic earnings per share before extraordinary gain — basic	$4,397.89	$914.49	$1,699.56
Extraordinary gain per share — basic	—	1,203.42	—

Basic earnings per share	$4,397.89	$2,117.91	$1,699.56

Diluted earnings per share before extraordinary gain — diluted	$4,304.30	$906.13	$1,699.56
Extraordinary gain per share — diluted	—	1,192.40	—

Diluted earnings per share	$4,304.30	$2,098.53	$1,699.56

Weighted average ordinary shares outstanding — basic	18,352	18,081	18,000
Weighted average ordinary shares outstanding — diluted	18,751	18,248	18,000

See accompanying notes to the consolidated financial statements.

CASTLEWOOD HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands of U.S. dollars)

NET EARNINGS	$80,710	$38,294	$30,592

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments arising during the period	1,268	(609)	(4,400)
Reclassification adjustment for net realized (gains) losses included in net earnings	(1,268)	600	4,289
Unrealized (losses) gains on investments of partially-owned equity affiliate arising during the year	—	(340)	340
Currency translation adjustment	(899)	539	879

Other comprehensive (loss) income	(899)	190	1,108

COMPREHENSIVE INCOME	$79,811	$38,484	$31,700

See accompanying notes to the consolidated financial statements.

CASTLEWOOD HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
for the years ended December 31, 2005, 2004 and 2003

				Accumulated
		Additional		Other
	Share	Paid-in	Deferred	Comprehensive	Retained
	Capital	Capital	Compensation	Income (Loss)	Earnings	Total
	(in thousands of U.S. dollars)

Opening balance, January 1, 2003	$40,520	$67,878	$(1,748)	$611	$60,212	$167,473
Redemption of Class E shares	(12,990)	—	—	—	—	(12,990)
Amortization of deferred compensation	—	—	896	—	—	896
Contribution of capital	—	14,338	—	—	—	14,338
Dividend paid	—	—	—	—	(53,801)	(53,801)
Net earnings	—	—	—	—	30,592	30,592
Other comprehensive income	—	—	—	1,108	—	1,108

December 31, 2003	27,530	82,216	(852)	1,719	37,003	147,616
Redemption of Class E shares	(4,618)	—	—	—	—	(4,618)
Amortization of deferred compensation	—	—	481	—	—	481
Grant of Class D shares	—	3,125	—	—	—	3,125
Dividend paid	—	—	—	—	(7,750)	(7,750)
Net earnings	—	—	—	—	38,294	38,294
Other comprehensive income	—	—	—	190	—	190

December 31, 2004	22,912	85,341	(371)	1,909	67,547	177,338
Redemption of Class E shares	(252)	—	—	—	—	(252)
Redemption of Class D shares	—	(30)	—	—	—	(30)
Amortization of deferred compensation	—	—	259	—	—	259
Grant of Class D shares	1	3,779	—	—	—	3,780
Net earnings	—	—	—	—	80,710	80,710
Other comprehensive loss	—	—	—	(899)	—	(899)

December 31, 2005	$22,661	$89,090	$(112)	$1,010	$148,257	$260,906

See accompanying notes to the consolidated financial statements.

CASTLEWOOD HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$80,710	$38,294	$30,592
Adjustments to reconcile net earnings to net cash flows (used in) provided by operating activities:
Minority interest	9,700	3,097	5,111
Negative goodwill	—	(21,759)	—
Share of net earnings of partly-owned companies	(192)	(6,881)	(1,623)
Depreciation and amortization	493	462	375
Amortization of deferred compensation	259	481	896
Amortization of bond premiums and discounts	564	304	581
Net realized (gains) losses on sale of securities available-for-sale	(1,768)	600	960
Net realized loss on trading securities	500	—	—
Change in net unrealized holding losses on trading securities	—	471	—
Class D share stock compensation	3,780	3,125	—
Changes in assets and liabilities:
Proceeds on sale of trading securities	76,695	—	—
Accrued interest receivable	56	1,275	3,531
Accounts receivable	(1,397)	1,536	(2,906)
Reinsurance balances receivable	116,887	33,349	13,030
Other assets	(10,579)	(1,088)	(167)
Losses and loss adjustment expenses	(282,718)	(56,084)	(31,262)
Reinsurance balances payable	(31,552)	91	9,776
Accounts payable and accrued liabilities	12,424	2,758	(5,560)
Income taxes payable	(802)	(46)	406
Other liabilities	20,619	959	726

Net cash flows (used in) provided by operating activities	(6,321)	944	24,466

INVESTING ACTIVITIES:
Cash acquired on purchase of subsidiaries	18,006	109,149	25,734
Cash used for purchase of subsidiaries	(1,445)	(4,455)	(46,426)
Cash used for investment in partly-owned companies	—	(9,147)	(10,200)
Distributions from partly-owned companies	10,813	16,395	193
Proceeds from sale of available-for-sale securities	201,712	184,973	234,565
Purchase of available-for-sale securities	(112,010)	(76,600)	(211,013)
Maturity of available-for-sale securities	—	14,563	53,042
Purchase of held-to-maturity securities	(133,492)	—	—
Maturity of held-to-maturity securities	46,220	—	—
Purchase of other investments	(26,360)	—	—
Movement in restricted cash & cash equivalents	(16,630)	(37,279)	(4,650)
Purchase of fixed assets	(887)	(571)	(441)

Net cash flows (used in) provided by investing activities	(14,073)	197,028	40,804

FINANCING ACTIVITIES:
Contribution of capital	—	—	14,338
Redemption of Class E shares	(252)	(4,618)	(12,990)
Redemption of Class D shares	(30)	—	—
Dividend paid	—	(7,750)	(53,801)
Dividend paid to minority interest	(548)	—	—
Acquisition of shares and contribution to surplus of subsidiary by minority interest	—	—	23,184

Net cash flows used in financing activities	(830)	(12,368)	(29,269)

TRANSLATION ADJUSTMENT	(533)	345	661

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,757)	185,949	36,662
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	301,969	116,020	79,358

CASH AND CASH EQUIVALENTS, END OF YEAR	$280,212	$301,969	$116,020

Supplemental Cash Flow Information
Income taxes paid	$(1,733)	$(1,932)	$(978)

See accompanying notes to the consolidated financial statements.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(in thousands of U.S. dollars, except share and per share data)

1.	DESCRIPTION OF BUSINESS

Castlewood Holdings Limited (“Castlewood Holdings”) was incorporated under the laws of Bermuda on August 16, 2001 and with its subsidiaries (collectively, the “Company”) acquires and manages insurance and reinsurance companies in run-off, and provides management, consultancy and other services to the insurance and reinsurance industry.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses and reinsurance balances receivable. Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation. In the current year, restricted cash and cash equivalents was broken out of cash and cash equivalents which, for the years ended December 31, 2005, 2004 and 2003, decreased cash and cash equivalents and cash flows provided by investing activities by $16,630, $37,729 and $4,650, respectively.

Basis of consolidation — The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

Cash and cash equivalents — For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash and cash equivalents.

Investments —

a) Short Term Investments:  Mutual funds whose underlying assets consist of investments having maturities of greater than six and less than twelve months when purchased, are classified as available-for-sale investments and are carried at fair value, based on net asset values as reported by the mutual funds. Due to the nature of the mutual funds underlying assets any changes in net asset value of the funds are included in net investment income.

b) Fixed Maturities:  Debt investments classified as held-to-maturity investments are carried at purchase cost adjusted for amortization of premiums and discounts. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities.

Investments classified as held-to-maturity and available-for-sale are reviewed on a regular basis to determine if they have sustained an impairment of value that is considered to be other than temporary. There are several factors that are considered in the assessment of an investment, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company’s intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. The identification of potentially impaired investments involves significant management judgment. Any unrealized depreciation in value

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered by management to be other than temporary is recognized in net earnings in the period that it is determined. Realized gains and losses on sales of investments classified as available-for-sale are recognized in net investment income on the specific identification basis.

c) Trading Securities:  Debt investments classified as trading securities are carried at fair value, with unrealized holding gains and losses recognized within the net earnings.

d) Other Investments:  The Company accounts for its other investments on the equity basis based on the most recently available financial information. The Company has no significant influence and does not participate in the management of these investments. Investments in limited partnerships and other flow-through entities are carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses, unrealized investment gains and losses and reduced by dividends received.

Investment in partly-owned companies — Investment in partly-owned companies, where the Company has significant influence, are carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses, unrealized investment gains and losses and reduced by dividends received.

Losses and loss adjustment expenses — The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. These estimates are continually reviewed and are necessarily subject to the impact of future changes in such factors as claim severity and frequency. While the management believes that the amount is adequate, the ultimate liability may be significantly in excess of, or less than, the amounts provided. Adjustments will be reflected as part of net increase or reduction in loss and loss adjustment expense liabilities in the periods in which they become known. Premium and commission adjustments may be triggered by incurred losses and any amounts are reflected in net loss and loss adjustment expense liabilities at the same time the related incurred loss is recognized.

The Company’s insurance and reinsurance subsidiaries establish provisions for loss adjustment expenses relating to future run-off costs. These provisions are assessed at each reporting date and adjusted should estimates of the annual costs or the run-off period change.

Reinsurance balances receivable — Amounts receivable from reinsurers are estimated in a manner consistent with the loss reserve associated with the underlying policy.

Consulting fee income — Fixed fee income is recognized in accordance with the term of the agreements. Fees based on hourly charge rates are recognized as services are provided. Performance fees are recognized when all of the contractual requirements specified in the agreement are met.

Translation of foreign currencies — At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Company are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net earnings.

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

Earnings per share — Basic earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of ordinary and ordinary share equivalents outstanding calculated

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

Derivative Instruments — The Company accounts for its derivative instruments using Statement of Financial Accounting Standards (“FAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company uses investment derivatives to manage currency exposures and will also enter into such instruments to obtain exposure to a specific transaction. None of these derivatives are designated as hedges, and accordingly, financial options and foreign currency forward contracts entered into during 2005, 2004 and 2003 were carried at fair value, with the corresponding realized and unrealized gains and losses included in net investment income in the consolidated statements of earnings. No derivatives were held as at December 31, 2005 and 2004.

Acquisitions — Goodwill represents the excess of the purchase price over the fair value of the net assets received related to the acquisition of Castlewood Limited by Castlewood Holdings. FAS No. 142 “Goodwill and Other Intangible Assets” requires that the Company perform an initial valuation of its goodwill assets and to update this analysis on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is written down in the period in which the determination is made. An annual impairment valuation has concluded that there is no impairment to the value of the Company’s goodwill asset. Negative goodwill arises where the fair value of assets acquired exceeds the purchase price of those acquired assets and, in accordance with FAS 141, “Business Combinations,” has been recognized as an extraordinary gain.

Stock Based Compensation — The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock awards. The intrinsic value method has been used to account for stock based employee compensation. Pursuant to APB Opinion No. 25, compensation expense for employee stock awards is measured using the intrinsic value at the fair value of the shares at the date of grant and recognized as the awards vest using the straight-line method. Had the Company applied FAS No. 123 “Accounting for Stock-Based Compensation” in accounting for its restricted share awards, there would have been no material impact in the financial statements in 2005 and 2004.

New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R) “Share Based Payments.” This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation costs will be measured based on the grant-date fair value of the awards issued and will be recognized over the period that an employee provides services in exchange for the award or the requisite service or vesting period. FAS 123(R) is effective for the first interim or annual reporting period beginning after January 1, 2006 and may not be applied retroactively to prior years’ financial statements. As the Company’s current equity-based compensation plans are based on book value, the Company believes that the adoption of FAS 123(R) will not have a material impact on its consolidated financial statements. The Company has adopted FAS 123(R) using the modified prospective method for the fiscal year beginning January 1, 2006.

In June 2005, the FASB directed its staff to issue the proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue 03-1 as final and retitled it as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” It replaces existing guidance in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” and clarifies that an impairment should be recognized as a loss no later than when the impairment is deemed other-than-temporary, even if the decision to sell the investment has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company believes that its current policy on the recognition of other-than-temporary impairments substantially complies with FSP FAS 115-1, and therefore the adoption of this standard is not expected to have a significant impact on the net earnings of the Company.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

2003 — In 2003, a 50.1% owned subsidiary of Castlewood Holdings, Hillcot Holdings Ltd. (“Hillcot Holdings”), completed the acquisition of Hillcot Reinsurance Company Limited (“Hillcot”), (formerly Toa-Re Insurance Company (UK) Limited), a reinsurance company based in London, England.

The purchase price and fair value of assets acquired were as follows:

Purchase price	$45,820
Direct costs of acquisition	606

Total purchase price	$46,426

Net assets acquired at fair value	$46,426

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of Hillcot:

Cash and investments	$113,967
Reinsurance balances receivable	65,184
Losses and loss adjustment expenses	(128,384)
Accounts payable and accrued liabilities	(4,341)

Net assets acquired at fair value	$46,426

2004 — In 2004, Castlewood Holdings, through its wholly owned subsidiary, Kenmare Holdings Ltd., completed the acquisition of Mercantile Indemnity Company Ltd, Harper Insurance Limited (“Harper”), (formerly Turegum Insurance Company) and Longmynd Insurance Company Ltd. (formerly Security Insurance Company (UK) Ltd.).

The purchase price and fair value of assets acquired were as follows:

Purchase price	$3,581
Direct costs of acquisition	874

Total purchase price	$4,455

Net assets acquired at fair value	$26,214

Excess of net assets over purchase price (negative goodwill)	$(21,759)

The negative goodwill arose primarily as a result of a negotiated discount between the cost of acquisition and fair value of net assets acquired for an acquisition where indemnities for aggregate adverse loss development were received by Castlewood.

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as at the date of the acquisitions:

Cash, investments and accrued interest	$560,568
Reinsurance balances receivable	200,243
Losses and loss adjustment expenses	(732,779)
Accounts payable and accrued liabilities	(1,818)

Net assets acquired at fair value	$26,214

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The seller of Harper has indemnified Castlewood Holdings for adverse loss development subject to certain limits. Reinsurance balances receivable acquired include $88,379 in relation to these indemnities.

2005 — In 2005, Castlewood Holdings, through its wholly owned subsidiary, Kenmare Holdings Ltd., completed the acquisition of Fieldmill Insurance Company Limited (formerly Harleysville Insurance Company (UK) Limited).

The purchase price and fair value of assets acquired were as follows:

Purchase price	$1,403
Direct costs of the acquisition	42

Total purchase price	$1,445

Net assets acquired at fair value	$1,445

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash and investments	$18,006
Reinsurance balances receivable	25,489
Losses and loss adjustment expenses	(41,965)
Accounts payable and accrued liabilities	(85)

Net assets acquired at fair value	$1,445

The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Interest rates used to determine the fair value of gross loss reserves are based upon risk free rates applicable to the average duration of the loss reserves. Interest rates used to determine the fair value of reinsurance receivables are increased to reflect the credit risk associated with the reinsurers from whom the receivables are, or will become, due. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $65,117 and $48,487 as of December 31, 2005 and 2004, respectively, are restricted for use as collateral against letters of credit, in the amount of $47,848 and $45,287 as of December 31, 2005 and 2004, respectively, and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

5.	INVESTMENTS

Available-for-sale — The cost and fair value of investments in mutual funds classified as available-for-sale as at December 31, 2005 and 2004 were $216,624 and $304,558, respectively. For the years ended December 31, 2005 and 2004, $215,817 and $278,178 of the investments in mutual funds were Goldman Sachs mutual funds, respectively.

Mutual funds invest in fixed income and money market securities denominated in U.S. dollars, with an average target duration of nine months. The mutual funds can be redeemed on a single trading day’s notice.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Held-to-maturity — The amortized cost and estimated fair value of investments in debt securities held-to-maturity are as follows:

		Gross Unrealized	Gross Unrealized
As at December 31, 2005	Amortized Cost	Holding Gains	Holding Losses	Fair Value

U.S. Treasury securities	$120,568	$—	$(2,075)	$118,493
U.S. Agencies securities	98,409	—	(1,229)	97,180
Corporate debt securities	77,607	—	(2,010)	75,597

	$296,584	$—	$(5,314)	$291,270

		Gross Unrealized	Gross Unrealized
As at December 31, 2004	Amortized Cost	Holding Gains	Holding Losses	Fair Value

U.S. Treasury securities	$151,436	$—	$(1,003)	$150,433
U.S. Agencies securities	20,414	—	(135)	20,279
Corporate debt securities	56,382	3	(426)	55,959

	$228,232	$3	$(1,564)	$226,671

The gross unrealized losses on held-to-maturity debt securities were split as follows:

	2005	2004

Due within one year	$666	$181
After 1 through 5 years	3,674	991
After 5 through 10 years	283	61
After 10 years	691	331

	$5,314	$1,564

As at December 31, 2005 and 2004, the number of securities in an unrealized loss position was 70 and 87, respectively, with a fair value of $268,870 and $225,993, respectively. Of these securities, the number of securities that have been in an unrealized loss position for 12 months or longer was 57 and Nil, respectively, with a fair value of $137,143 and $Nil, respectively. As of December 31, 2005 and 2004, none of these securities were considered to be other than temporarily impaired. Management has the intent and ability to hold these securities until their maturities. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The amortized cost and estimated fair values as at December 31, 2005 of debt securities classified as held-to-maturity by contractual maturity are shown below.

	Amortized Cost	Fair Value

Due within one year	$81,552	$80,886
After 1 through 5 years	181,826	178,152
After 5 through 10 years	15,170	14,887
After 10 years	18,036	17,345

	$296,584	$291,270

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trading — In 2005, the entire investment portfolio classified as trading securities was sold. The estimated fair value of investments in debt securities classified as trading securities as at December 31, 2004 was as follows:

Fair Value

Corporate debt securities	$41,718
U.S. Agencies securities	17,127

$58,845

Other investments — The cost and estimated fair value of the other investments are as follows:

		Fair
As at December 31, 2005	Cost	Value

New NIB Partners LP	$24,532	$24,532
GSC European Mezzanine Fund II, LP	1,828	1,828

	$26,360	$26,360

New NIB Partners LP — In 2005, Fitzwilliam Insurance Company Limited (“Fitzwilliam”) and River Thames Insurance Company Limited (“River Thames”), subsidiaries of Castlewood Holdings, invested $24,532 in an Alberta limited partnership, New NIB Partners LP (“New NIB”). New NIB was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly NIB Capital Bank N.V.) (“NIB Capital”), a Dutch bank, for approximately $2,156,000. Fitzwilliam and River Thames, combined, own 1.3801% of New NIB.

GSC European Mezzanine Fund II, LP — In 2005, Overseas Reinsurance Corporation Limited (“Overseas Re”), a subsidiary of Castlewood Holdings, made a capital commitment of up to $10,000 in the GSC European Mezzanine Fund II, LP (the “GSC Fund”). The GSC Fund invests in mezzanine securities of middle and large market companies throughout Western Europe. As at December 31, 2005, the capital contributed to the GSC Fund was $1,828 with the remaining of the commitment being $8,172. Overseas Re’s commitment of $10,000 represents 8.9% of the total commitments made to the GSC Fund.

Major categories of net investment income are summarized as follows:

	2005	2004	2003

Interest from short-term investments	$8,429	$5,539	$4,440
Interest from fixed maturities	8,897	3,140	2,567
Interest from trading securities	309	—	—
Interest on cash and cash equivalents	12,251	3,540	1,875
Dividends from equity securities	39	—	—
Change in net unrealized holding loss on trading securities	—	(471)	—
Amortization of bond premiums or discounts	(564)	(304)	(581)
Investment expenses (Note 16)	(1,125)	(342)	(269)

	$28,236	$11,102	$8,032

During the years ended December 31, 2005, 2004 and 2003, gross realized gains on sale of available-for-sale securities were $1,768, $68 and $64, respectively, and gross realized losses on sale of available-for-sale securities were $Nil, $668 and $162, respectively.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	REINSURANCE BALANCES RECEIVABLE

	2005	2004

Recoverable from reinsurers on:
Paid losses	$36,830	$30,974
Outstanding losses	77,676	101,316
Losses incurred but not reported	244,011	393,373
Fair value adjustment	(108,288)	(184,036)

	$250,229	$341,627

The fair value adjustment, determined on acquisition of a reinsurance subsidiary, was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 5.0%, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method. Interest rates used to determine the fair value of reinsurance balances receivable reflect the credit risk associated with the reinsurers from who the receivables are, or will become due.

The Company’s acquired reinsurance subsidiaries used retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $102,559 and $120,956 at December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, reinsurance receivables with a carrying value of $164,363 and $149,255, respectively, were associated with a single reinsurer which represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

7.	INVESTMENT IN PARTLY-OWNED COMPANIES

	2005	2004

Investment in B.H. Acquisition Ltd.	$17,480	$17,400
Investment in Cassandra Equity (Cayman) LP	—	10,701

	$17,480	$28,101

B.H. Acquisition Ltd. —

The Company holds 45% of the ordinary shares of B.H. Acquisition Ltd. (“BH”). The ordinary shares held by the Company have 33% of BH’s voting rights. BH wholly owns two insurance companies in run-off, Brittany Insurance Company Ltd., incorporated in Bermuda, and Compagnie Européenne d’Assurances Industrielles S.A., incorporated in Belgium.

	2005	2004

Balance at January 1	$17,400	$17,237
Share of net earnings	80	163

Balance at December 31	$17,480	$17,400

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cassandra Equity (Cayman) LP —

In 2004, the Company’s wholly-owned subsidiary, Hudson Reinsurance Company Ltd. (“Hudson”), purchased a 27% interest in Cassandra Equity (Cayman) LP (“Cassandra”) for $9,147.

Cassandra was established to invest in equity shares of a publicly traded international reinsurance company. On March 1, 2005, Cassandra sold 100% of its equity shareholdings for total proceeds of $40,048. The Company’s share of total proceeds was $10,813.

	2005	2004

Investment	$10,701	$9,147
Share of net earnings	112	1,830
Distributions	(10,813)	(276)

Balance at December 31	$—	$10,701

JCF CFN Entities —

In 2003, the Company purchased a 40% interest in each of JCF CFN LLC and JCF CFN II LLC (collectively, the “JCF CFN Entities”) for a total of $10,200. On November 11, 2003, the Company transferred its investment to Hudson.

In 2004, the JCF CFN Entities were sold and the company received distributions of $16,119.

	2005	2004

Balance at January 1	$—	$11,571
Investment	—	—
Share of net earnings	—	4,888
Share of other comprehensive income	—	(340)
Distributions	—	(16,119)

Balance at December 31	$—	$—

As of December 31, 2005 and 2004, consolidated retained earnings include $6,611 and $11,465, respectively, of undistributed earnings of companies accounted for by the equity method.

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	2005	2004

Outstanding	$433,722	$564,183
Incurred but not reported	645,969	821,555
Fair value adjustment	(273,132)	(338,425)

	$806,559	$1,047,313

The fair value adjustment, determined on acquisition of a reinsurance subsidiary, was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 4.18%, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method. Interest rates used to determine the fair value of gross loss reserves are based upon risk free rates applicable to the average duration of the loss reserves.

In establishing the liability for losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2005 and 2004 included $383,956 and $479,048, respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2005 and 2004 was $578,079 and $743,294, respectively.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2005	2004	2003

Balance as at January 1	$1,047,313	$381,531	$284,409
Less reinsurance recoverables	310,653	151,376	99,891

	736,660	230,155	184,518
Effect of exchange rate movement	3,652	4,124	10,575
Incurred related to prior years	(96,007)	(13,706)	(24,044)
Paid related to prior years	(69,007)	(19,019)	(4,094)
Acquired on purchase of subsidiaries	17,862	535,106	63,200

Net balance as at December 31	593,160	736,660	230,155
Plus reinsurance recoverables	213,399	310,653	151,376

Balance as at December 31	$806,559	$1,047,313	$381,531

The net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2005, 2004 and 2003 was primarily due to the following:

	2005	2004	2003

Reduction (increase) in estimates of ultimate losses	$65,307	$(1,000)	$13,614
Reduction in provisions for bad debts	20,200	—	—
Reduction in provisions for loss adjustment expenses	10,500	14,706	10,430

Net reduction in loss and loss adjustment expense liabilities	$96,007	$13,706	$24,044

The reduction in estimates of ultimate losses arose from commutations and policy buy-backs, the settlement of losses in the year below carried reserves, lower than expected incurred adverse loss development and the resulting reductions in actuarial estimates of losses incurred but not reported. As a result of the collection of certain reinsurance receivables, against which bad debt provisions had been provided in earlier periods, the Company reduced its aggregate provisions for bad debt in 2005.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	REINSURANCE BALANCES PAYABLE

Under the terms of certain of the Company’s acquisitions, distributions from certain acquired companies in excess of their purchase price are shared with the sellers, subject to aggregate caps. In 2005, the Company paid $22,000 as final settlement of these rights to distributions from certain acquired companies. The payable reflected in the financial statements as at December 31, 2004 was $19,757.

10.	SHARE CAPITAL

Authorized shares of par value $1 each —

	2005	2004

Class A ordinary voting shares	6,000	6,000
Class B ordinary voting shares	6,000	6,000
Class C ordinary voting shares	6,153	6,153
Class D ordinary non-voting shares	741	744
Class E ordinary non-voting redeemable shares	40,501,552	40,501,552
Shares not allocated to a class	58,479,554	58,479,551

	99,000,000	99,000,000

Issued and fully paid shares of par value $1 each —

	2005	2004

Class A ordinary voting shares	$6	$6
Class B ordinary voting shares	6	6
Class C ordinary voting shares	6	6
Class D ordinary non-voting shares	1	—
Class E ordinary non-voting redeemable shares	22,642	22,894

	$22,661	$22,912

Class E non-voting redeemable shares are held by Class C shareholders and are redeemable at their par value based upon distributions to Class A and Class B shareholders.

Class E shares are non-voting and were issued to the shareholders of Castlewood Limited (a subsidiary of the Company), together with the Class C shares, upon the acquisition of Castlewood Limited by the Company. Upon the declaration of dividends by the Company on Class C Shares, the holders of Class E Shares have the option to redeem Class E Shares. The amount of Class E Shares that are eligible for redemption is equal to the total dividend declared on the Class C Shares, as the Class E Shares are redeemable at their par value of $1 per share. The holders of Class E shares are not entitled to any dividends or rights to participate in any distributions of assets upon liquidation.

Class E Shares are not mandatorily redeemable nor is their redemption an unconditional obligation. Instead, the redemption of Class E Shares is dependent on the payment of dividends on Class C Shares, an event which was not definitely certain to occur. There is no mechanism in the Company’s bye-laws or any privilege or rights which would allow for the Class C shareholders to force the Company to make a dividend payment.

All outstanding Class E shares were fully redeemed during the second quarter of 2006.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	ADDITIONAL PAID-IN CAPITAL

During the years ended December 31, 2005, 2004 and 2003, shareholders of the Company have made contributions in the amount of $Nil, $Nil and $14,338, respectively.

As part of the 2001 acquisition of Castlewood Limited by the Company, the non-management shareholders of the Company agreed to fund up to $79 million in (re)insurance acquisitions by the Company. The capital contribution by those two shareholder groups in 2003 represents the final payment of that $79 million commitment. $65 million of the commitment was funded by the non-management shareholders prior to 2003.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income for the years ended December 31, 2005, 2004 and 2003 is comprised of cumulative translation adjustments and unrealized gains and losses on investments as shown in the table below:

	2005	2004	2003

Cumulative translation adjustments	$1,010	$1,909	$1,379
Unrealized gains and losses on investments	—	—	340

	$1,010	$1,909	$1,719

13.	EMPLOYEE BENEFITS

During 2002, the Company entered into an agreement with employees that provided for stock awards. Employee stock awards for 153 Class C ordinary shares and 1,007,552 Class E ordinary shares were granted to the employees. The shares vest over a period of four years. The Company has charged compensation expense of $259, $481 and $896 relating to these restricted share awards in 2005, 2004 and 2003, respectively.

During 2004, the Company established an employee share plan. Employee stock awards for 17 and 744 Class D ordinary shares were granted to employees in the 2005 and 2004 years, respectively. The shares vest over a period of five years. The Company has charged compensation expense of $3,780 and $3,125 relating to these restricted share awards in 2005 and 2004, respectively.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

BASIC EARNINGS PER SHARE
Net earnings	$80,710	$38,294	$30,592
Weighted average shares outstanding — basic	18,352	18,081	18,000

Basic earnings per share	$4,397.89	$2,117.91	$1,699.56

DILUTED EARNINGS PER SHARE
Net earnings	$80,710	$38,294	$30,592
Weighted average shares outstanding — basic	18,352	18,081	18,000
Share equivalents:
Unvested shares	399	167	—

Weighted average shares outstanding — diluted	18,751	18,248	18,000

Diluted earnings per share	$4,304.30	$2,098.53	$1,699.56

15.	PENSIONS

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except as described below, are structured as defined contribution plans. Pension expense for the years ended December 31, 2005, 2004 and 2003 was $1,342, $1,126 and $835, respectively.

Hillcot has a defined benefit pension plan which the plan trustees resolved to wind up effective January 1, 2003. At December 31, 2003, based upon an actuarial valuation, the plan was fully funded and the plan actuary has reported that there is no regulatory requirement for Hillcot to further fund the plan prior to its liquidation. During 2003, plan liabilities of Hillcot’s deferred benefit pension plan were reduced by $3,106 as a result of an actuarial surplus and the impact of a cap on liabilities arising from the termination of the plan. This reduction was treated as a reduction in general and administrative expenses in 2003. The liquidation of the plan is scheduled to be completed during 2006.

16.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships managed or controlled by affiliates of Mr. J. Christopher Flowers. Mr. Flowers is a member of the Company’s Board of Directors and the largest shareholder of The Enstar Group, Inc. (“Enstar”), which has an approximately one-third economic and 50% voting interest in the Company.

The transactions involving companies and partnerships where Mr. Flowers has an involvement are as follows:

•	On March 1, 2006, the Company approved a commitment to invest up to $75,000 to J.C. Flowers II L.P., a private investment fund formed by J.C. Flowers & Co. LLC (“Flowers LLC”). Mr. Flowers controls Flowers LLC. John J. Oros, a member of the Company’s board of directors and President and Chief Operating Officer of Enstar, is a managing director of Flowers LLC.

•	In December 2005, JCF Re Holdings LP (“JCF Re”), a Cayman limited partnership, entered into a subscription and shareholders agreement with Fitzwilliam for the establishment of a segregated cell and

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid $1,932 to Fitzwilliam as capital and contributed surplus. During the year, Fitzwilliam booked management fees of $40 from JCF Re.

•	In December 2005, the Company invested $24,532 in New NIB, which was formed to hold, together with certain related entities, 100% of the share capital of NIB Capital. Mr. Flowers serves on the supervisory board of NIB Capital. Several officers and directors of the Company made personal investments in New NIB.

•	In June 2005, the Company, through its subsidiary Castlewood (US) Inc., entered into a license agreement with Flowers LLC for the use of certain office space and administrative services from Flowers LLC for an annual payment of $50 running through 2014.

•	In 2004, Hudson invested $9,147 in Cassandra for a 27% interest. JC Flowers I LP also owned a 27% interest in Cassandra. Mr. Flowers is the managing member of JCF Associates I LLC, which is the general partner of JC Flowers I LP.

•	In 2003, the Company and Shinsei Bank, Limited, through their jointly owned company, Hillcot Holdings, completed the acquisition of Hillcot. Mr. Flowers is a director of Shinsei Bank, Limited.

•	During 2003, the Company invested $10,000 in the JCF CFN Entities. The JCF CFN Entities were controlled by JCF Associates I, LLC, the managing member of which was Mr. Flowers. In 2004, the holdings of the JCF CFN Entities were sold.

During the years ended December 31, 2005, 2004 and 2003, Castlewood earned consulting fees of $1,250, $1,250 and $1,250, respectively, from subsidiaries of BH.

In 2002, the Company and BH entered into an investment advisory agreement with Enstar for an agreed annual fee of $400. For the years ended December 31, 2005, 2004 and 2003, the Company incurred fees relating to this agreement of $365, $362 and $330, respectively.

In April 2005, Castlewood (US) Inc. entered into a lease agreement for use of certain office space with its President and Chief Operating Officer running through to 2008 for an annual cost of $131. For the year ended December 31, 2005 Castlewood (US) Inc. incurred rent expense of $119.

As at December 31, 2005 and 2004, no amounts on account of investment fees and other expenses were payable to these related parties and $40 and $Nil, respectively, were receivable from them.

17.	LITIGATION

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2005, the Company was not a party to any material litigation or arbitration.

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

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has operating subsidiaries and branch operations in the United States, Barbados, the United Kingdom and Switzerland and is subject to the relevant taxes in those jurisdictions. The weighted average expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. Such differences result from differing bases of depreciation and amortization for tax and book purposes.

As of December 31, 2005 and 2004, UK insurance subsidiaries and branch operations had tax loss carry-forwards, which do not expire, and deductions available for tax purposes of approximately $272,254 and $223,060, respectively. At the time of the acquisition of each of the Company’s U.K. insurance and reinsurance subsidiaries, each company had tax loss carry-forwards that arose prior to acquisition as such entities had performed poorly and generated tax losses. Under U.K. tax law, the tax loss carry-forwards attributable to the acquired companies are retained by them on acquisition by the Company and are available to offset future taxable income generated by the acquired company without time limit and, in accordance with S107(4) of the Finance Act 2000, are also available to offset taxable income generated by the Company’s U.K. consulting subsidiaries.

As the insurance and reinsurance subsidiaries’ investment income is largely offset by expenses, the only future taxable revenue of such entities consists of the reduction in net loss and loss adjustment expense liabilities. As the timing and benefit of such future activities is unpredictable, the Company has determined that it is more likely than not that the carry-forwards will not be utilized and, therefore a valuation allowance of 100% has been provided.

A valuation allowance has been provided for the tax benefit of these items as follows:

	2005	2004

Benefit of loss carry-forward	$81,676	$66,941
Valuation allowance	(81,676)	(66,941)

	$—	$—

The actual income tax rate for the years ended December 31, 2005, 2004 and 2003, differed from the amount computed by applying the effective rate of 0% under the Bermuda law to earnings before income taxes as a result of the following:

	2005	2004	2003

Earnings before income taxes	$81,624	$40,218	$32,082

Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	0.7%	4.8%	4.6%
Other	0.4%	0.0%	0.0%

Effective tax rate	1.1%	4.8%	4.6%

19.	STATUTORY REQUIREMENTS

The Company’s insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Switzerland and the United Kingdom. Statutory capital

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and surplus as reported to the relevant regulatory authorities for the insurance and reinsurance subsidiaries of the Company as of December 31, 2005 and 2004 was as follows:

	Bermuda		UK		Switzerland
	2005	2004	2005	2004	2005	2004
Required statutory capital and surplus	$15,944	$20,514	$17,458	$16,028	$15,481	$25,161
Actual statutory capital and surplus	$117,622	$62,538	$123,429	$100,992	$44,565	$29,668

	Bermuda		U.K.		Switzerland
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004	2005	2004

Statutory Income	$59,276	$111	$28,894	$(60,592)	$20,004	$(55,929)
Maximum available to be distributed as dividends	$101,678	$42,024	$26,075	$5,699	$—	$—

As at December 31, 2005 and 2004, retained earnings of $8,510 and $8,494 of one of BH’s subsidiaries requires regulatory approval prior to distribution.

20.	COMMITMENTS

The Company leases office space under operating leases expiring in various years through 2015. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancelable leases as of December 31, 2005:

2006	$1,420
2007	880
2008	719
2009	445
2010	229
2011 through 2015	955

$4,648

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1,696, $1,402 and $1,272, respectively.

21.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s operations. The Company measures the results of its operations under two major business categories: consulting and reinsurance. Consulting fees for the reinsurance segment are intercompany fees paid to the consulting segment. Salary and benefits for the reinsurance segment relate to the discretionary bonus expense related to net earnings after income taxes of the reinsurance segment.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005	Consulting	Reinsurance	Total

Consulting fees	$38,046	$(16,040)	$22,006
Net investment income	576	27,660	28,236
Net realized gains	—	1,268	1,268

	38,622	12,888	51,510

Net reduction in loss and loss adjustment expense liabilities	—	(96,007)	(96,007)
Salaries and benefits	26,864	13,957	40,821
General and administrative expenses	9,246	1,716	10,962
Net foreign exchange loss	10	4,592	4,602

	36,120	(75,742)	(39,622)

Earnings before income taxes, minority interest and share of net earnings of partly-owned companies	2,502	88,630	91,132
Income taxes	(883)	(31)	(914)
Minority interest	—	(9,700)	(9,700)
Share of net earnings of partly-owned companies	—	192	192

NET EARNINGS	$1,619	$79,091	$80,710

2004	Consulting	Reinsurance	Total

Consulting fees	$32,992	$(9,289)	$23,703
Net investment income	460	10,642	11,102
Net realized losses	—	(600)	(600)

	33,452	753	34,205

Net reduction in loss and loss adjustment expense liabilities	—	(13,706)	(13,706)
Salaries and benefits	20,312	5,978	26,290
General and administrative expenses	6,874	3,803	10,677
Net foreign exchange (gain)	(89)	(3,642)	(3,731)

	27,097	(7,567)	19,530

Earnings before income taxes, minority interest and share of net earnings of partly-owned companies	6,355	8,320	14,675
Income taxes	(1,939)	15	(1,924)
Minority interest	—	(3,097)	(3,097)
Share of net earnings of partly-owned companies	—	6,881	6,881
Extraordinary gain	—	21,759	21,759

NET EARNINGS	$4,416	$33,878	$38,294

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003	Consulting	Reinsurance	Total

Consulting fees	$31,112	$(6,366)	$24,746
Net investment income	265	7,767	8,032
Net realized losses	(862)	(98)	(960)

	30,515	1,303	31,818

Net reduction in loss and loss adjustment expense liabilities	—	(24,044)	(24,044)
Salaries and benefits	12,234	3,427	15,661
General and administrative expenses	6,821	172	6,993
Net foreign exchange (gain)	(219)	(2,143)	(2,362)

	18,836	(22,588)	(3,752)

Earnings before income taxes, minority interest and share of net earnings of partly-owned companies	11,679	23,891	35,570
Income taxes	(1,490)	—	(1,490)
Minority interest	—	(5,111)	(5,111)
Share of net earnings of partly owned companies	—	1,623	1,623

NET EARNINGS	$10,189	$20,403	$30,592

22.	CONDENSED UNAUDITED QUARTERLY FINANCIAL DATA

	2005 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$8,481	$5,180	$3,857	$4,488
Net investment income and net realized gains	8,355	7,866	8,255	5,028

	16,836	13,046	12,112	9,516

Net reduction in loss and loss adjustment expense liabilities	(89,541)	(1,043)	(3,873)	(1,550)
Salaries and benefits	22,292	6,133	7,522	4,874
General and administrative expenses	1,583	3,239	3,457	2,683
Net foreign exchange loss	2,184	223	1,138	1,057

	(63,482)	8,552	8,244	7,064

Income taxes	698	(285)	(151)	(1,176)
Minority interest	(8,269)	(439)	(612)	(380)
Share of net earnings of partly-owned companies	49	63	32	48

NET EARNINGS	$72,796	$3,833	$3,137	$944

Net earnings per share — Basic	$3,966.65	$209.27	$171.62	$51.75
Net earnings per share — Diluted	$3,882.25	$204.42	$167.32	$50.36
Weighted average shares outstanding — Basic	18,352	18,316	18,279	18,242
Weighted average shares outstanding — Diluted	18,751	18,751	18,749	18,744

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$8,226	$4,809	$6,290	$4,378
Net investment income and net realized gains	4,607	3,208	480	2,207

	12,833	8,017	6,770	6,585

Net reduction in loss and loss adjustment expense liabilities	(7,654)	(1,879)	(2,333)	(1,840)
Salaries and benefits	11,475	6,422	4,241	4,152
General and administrative expenses	2,453	3,251	2,847	2,126
Net foreign exchange (gain)/loss	(2,476)	(282)	104	(1,077)

	3,798	7,512	4,859	3,361

Income taxes	(1,179)	(291)	(188)	(266)
Minority interest	(2,201)	(484)	44	(456)
Share of net earnings of partly-owned companies	4,048	1,807	342	684
Extraordinary gain (Note 3)	21,759	—	—	—

NET EARNINGS	$31,462	$1,537	$2,109	$3,186

Net earnings per share before extraordinary gains — Basic	$536.64	$85.29	$117.17	$177.00
Extraordinary gain — Basic	1,203.42	—	—	—

Net earnings per share — Basic	$1,740.06	$85.29	$117.17	$177.00

Earnings per share before extraordinary gains — Diluted	$531.73	$85.10	$117.17	$177.00
Extraordinary gain — Diluted	1,192.40	—	—	—

Net earnings per share — Diluted	$1,724.13	$85.10	$117.17	$177.00

Weighted average shares outstanding — Basic	18,081	18,020	18,000	18,000
Weighted average shares outstanding — Diluted	18,248	18,062	18,000	18,000

23.	SUBSEQUENT EVENTS

On March 30, 2006, the Company and Shinsei Bank, Limited (“Shinsei”), through their jointly owned company Hillcot Holdings, completed the acquisition of Aioi Insurance Company of Europe Limited (“Aioi”), a reinsurance company based in London, England, for total consideration of £62 million, of which £50 million was paid in cash and £12 million ($20,856) by way of vendor loan note. Subsequent to the acquisition, Aioi’s name was changed to Brampton Insurance Company Limited. The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price and fair value of assets acquired are as follows:

Purchase price	$108,885
Direct costs of acquisition	337

109,222
Net assets acquired at fair value	117,898

Excess of net assets over purchase price (negative goodwill)	(8,676)
Less: Minority interest share of negative goodwill	4,329

$(4,347)

Shinsei, the minority interest shareholder of Hillcot Holdings, funded its share of the acquisition with a contribution to Hillcot Holdings’ surplus of $22,918 and an advance of $20,958. The advance is non-interest bearing and has no fixed terms of repayment. Mr. J. Christopher Flowers, a member of the Company’s board of directors, is a director of Shinsei and its largest shareholder.

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as at the date of the acquisition:

Cash, investments and accrued interest	$322,383
Accounts receivable	10,491
Reinsurance balances payable	(6,728)
Losses and loss adjustment expenses	(208,248)

Net assets acquired at fair value	$117,898

The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

On April 12, 2006, Hillcot Holdings entered into a facility loan agreement for $44,356 with an international bank (the “Facility”). On April 13, 2006, Hillcot Holdings drew down $44,356 from the Facility, the proceeds of which were used to repay shareholder funds advanced for the acquisition of Aioi. The interest rate on the Facility is LIBOR plus 2% and the Facility is repayable within four years. The Facility is secured by a first charge over Hillcot Holdings’ shares in Aioi together with a floating charge over Hillcot Holdings’ assets.

On April 26, 2006, the Company declared and paid a dividend to its Class A, B and C shareholders in an aggregate amount of $27,948 and redeemed 22,138,000 of Class E non-voting redeemable shares.

On May 5, 2006, Aioi completed the repurchase of £40 million ($73,800) of its shares. On May 8, 2006, the proceeds of the share repurchase were used to repay the vendor loan note and accumulated interest of £12.1 million ($22,325); reduce the Facility loan by $25,156; and return $23,167 to Hillcot Holdings shareholders.

On May 23, 2006, the Company entered into a definitive Agreement and Plan of Merger with The Enstar Group, Inc. (“Enstar”), a Georgia corporation, and CWMS Subsidiary Corp., a Georgia corporation and a direct wholly-owned subsidiary of the Company, pursuant to which CWMS Subsidiary Corp. will be merged (the “Merger”) with and into Enstar, and Enstar, which will be renamed Enstar USA, Inc., will become a direct wholly-owned subsidiary of the Company. Holders of shares of Enstar common stock will be entitled to receive one ordinary share of the Company in the Merger for each share of Enstar common stock they own.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The board of directors of each of Enstar and the Company unanimously approved the terms and conditions of the Merger Agreement. The transaction is expected to close during the third quarter of 2006.

On May 23, 2006, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”), which provides, among other things, for: a recapitalization of the Company in which all outstanding shares will be exchanged for newly created ordinary shares; the appointment of the board of directors of the Company immediately following the Merger; the repurchase for $20,000 of certain shares of the Company from Trident II, L.P. and its affiliates; payments to certain officers and employees of the Company; the purchase, for $6,200, by the Company of the shares of BH beneficially owned by an affiliate of Trident II, L.P. and the adoption of new bye-laws that will include, among other things, certain restrictions on transfers and voting of the ordinary shares. Company shareholders holding the number of shares required to approve the Recapitalization Agreement and the transactions contemplated thereby have agreed to vote in favor of such agreements and transactions.

The Recapitalization Agreement also restricts the transfer by the Company shareholders party thereto of Company ordinary shares they receive in the recapitalization for one year, subject to certain exceptions, and provides that, at the time of the recapitalization, certain shareholders of the Company will enter into a registration rights agreement entitling them to require the Company to register their ordinary shares of the Company for resale under the United States Securities Act of 1933, as amended, beginning one year after the consummation of the Merger, although Trident II, L.P. and certain of its affiliates also have the right to require the Company to register up to 750,000 of the Company’s ordinary shares 90 days from the date of the registration rights agreement and prior to the first anniversary of such date.

On May 23, 2006, the Company entered into a tax indemnification agreement with Mr. Flowers pursuant to which the Company will reimburse and indemnify Mr. Flowers for, and hold him harmless on an after-tax basis against, any increase in Mr. Flower’s U.S. federal, state or local income tax liability (including any interests or penalties relating thereto), and reasonable attorneys’ fees, incurred by Mr. Flowers as a result of certain dispositions of shares of Enstar or dispositions of all or substantially all of the Enstar assets by the Company within the period beginning immediately after the effective time of the Merger and ending five years after the last day of the taxable year that includes the effective time.

The Company has entered into a letter agreement, dated May 23, 2006, with two directors of Enstar, Messrs. Armstrong and Davis, in which the Company, subject to the consummation of the Merger, agrees to repurchase from Messrs. Armstrong and Davis, upon their request, during a 30-day period commencing January 15, 2007, at then prevailing market prices, such number of ordinary shares as provides an amount sufficient for Messrs. Armstrong and Davis to pay taxes on compensation income resulting from the exercise of options by them on May 23, 2006 for 50,000 shares of Enstar common stock in the aggregate. The Company’s obligation to repurchase ordinary shares is limited to 25,000 ordinary shares from each of Messrs. Armstrong and Davis.

In June 2006, a subsidiary of the Company entered into a definitive agreement for the purchase of Cavell Holdings Limited (U.K.) (“Cavell”), a U.K. company, for a purchase price of £31.8 million ($58,800). Cavell owns a U.K. insurance company and a Norwegian reinsurer, both of which are currently in run-off. The transaction is expected to close in the third quarter of 2006.

In June 2006, a subsidiary of the Company also entered into a definitive agreement for the purchase of a minority interest in a U.S. holding company that owns two property and casualty insurers based in the United States. The transaction is expected to close in the fourth quarter of 2006.

On June 7, 2006, the commitment made by the Company in March 2006 to invest an aggregate of $75,000 in J.C. Flowers II L.P. (the “JCF II Fund”), a private investment fund, was accepted by the JCF II Fund. The Company’s commitment may be drawn down by the JCF II Fund over approximately the next five years. No fees will be payable by Castlewood to J.C. Flowers II L.P., J.C. Flowers & Co. LLC, or Mr. Flowers in connection with this investment.

CASTLEWOOD HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s 2005 consolidated financial statements, the Company’s management determined that the presentation of net foreign exchange loss/(gain) and net reduction in loss and loss adjustment expense liabilities should have been part of expenses, rather than part of income as previously reported. As a result, the accompanying consolidated statements of earnings and certain disclosures for the years ended December 31, 2005, 2004 and 2003 have been restated to reflect the reclassifications between income and expenses. The table below summarizes the effects of the restatement.

	2005		2004		2003
	As previously	As	As previously	As	As previously	As
	reported	restated	reported	restated	reported	restated

Total income	$142,915	$51,510	$51,642	$34,205	$58,224	$31,818
Total expenses	$51,783	$(39,622)	$36,967	$19,530	$22,654	$(3,752)

The reclassification had no impact on net earnings or any related per share amounts.

B.H. Acquisition Ltd.
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm
For the years ended December 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
     B.H. Acquisition Ltd.
      We have audited the accompanying consolidated balance sheets of B.H. Acquisition Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings and retained earnings and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
      As discussed in Note 11, the accompanying 2005, 2004 and 2003 consolidated statements of earnings and retained earnings have been restated.
/s/ Deloitte & Touche
Hamilton, Bermuda
March 1, 2006
(September 18, 2006 as to the effects of the restatement discussed in Note 11)

B.H. ACQUISITION LTD.
CONSOLIDATED BALANCE SHEETS
as of December 31, 2005 and 2004
(expressed in thousands of U.S. dollars)

	2005	2004

ASSETS
Cash and cash equivalents	$22,219	$24,724
Restricted cash and cash equivalents	11,321	9,388
Investments at fair value	66,462	45,077
Reinsurance balances receivable	3,800	29,736
Funds withheld by ceding companies	1,776	1,489

Total Assets	$105,578	$110,414

LIABILITIES
Losses and loss adjustment expenses	$58,470	$62,349
Reinsurance balances payable	5,558	8,841
Accounts payable and accrued liabilities	2,705	558

Total Liabilities	66,733	71,748

SHAREHOLDERS’ EQUITY
Share capital Authorized, issued and fully paid 12,000 common shares of par value $l each	12	12
Additional paid-in capital	17,242	17,242
Retained earnings	21,591	21,412

Total Shareholders’ Equity	38,845	38,666

Total Liabilities and Shareholders’ Equity	$105,578	$110,414

See accompanying notes to the consolidated financial statements

B.H. ACQUISITION LTD.
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
for the years ended December 31, 2005, 2004 and 2003 (As Restated — See Note 11)
(expressed in thousands of U.S. dollars)

	2005	2004	2003

Income
Net investment income	$2,406	$1,489	$1,331
Other income	—	90	8

	2,406	1,579	1,339

Expenses
Net increase (reduction) in loss and loss adjustment expense liabilities	552	(428)	230
General and administrative expenses	2,275	2,839	1,648
Foreign exchange loss (gain)	67	142	(927)
Release of run-off provision	(667)	(1,333)	(500)

	2,227	1,220	451

Net Earnings	179	359	888
Retained earnings, beginning of year	21,412	21,053	20,165

Retained earnings, end of year	$21,591	$21,412	$21,053

See accompanying notes to the consolidated financial statements

B.H. ACQUISITION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005, 2004 and 2003
(expressed in thousands of U.S. dollars)

	2005	2004	2003

Operating Activities:
Net earnings	$179	$359	$888
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Amortization of run-off provision	(667)	(1,333)	(500)
Amortization of fair value adjustment	1,286	3,518	3,153
Unrealized loss on holding of trading securities	41	—	—
Changes in assets and liabilities:
Purchase of trading securities	(36,382)	(12,666)	(15,167)
Proceeds on sale of trading securities	14,956	7,000	4,030
Reinsurance balances receivable	28,400	7,755	3,061
Funds withheld by ceding companies	(287)	952	353
Losses and loss adjustment expenses	(6,962)	(12,191)	(4,867)
Reinsurance balances payable	(3,283)	(1,391)	(5,028)
Accounts payable and accrued liabilities	2,147	(160)	390

Net cash flows used in operating activities	(572)	(8,157)	(13,687)

Investing Activity:
Movement in restricted cash & cash equivalents, being net cash flow (used in) provided by investing activity	(1,933)	764	1,516

Net decrease in cash and cash equivalents	(2,505)	(7,393)	(12,171)
Cash and cash equivalents, beginning of year	24,724	32,117	44,288

Cash and cash equivalents, end of year	$22,219	$24,724	$32,117

See accompanying notes to the consolidated financial statements

B.H. ACQUISITION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(expressed in thousands of U.S. dollars)

1.	Description of Business
      B.H. Acquisition Ltd. (“B.H.”) was incorporated under the laws of Bermuda on April 3, 2000, and on July 3, 2000, acquired 100% of the common shares of Brittany Insurance Company Ltd. (“Brittany”) and Compagnie Européenne d’Assurances Industrielles S.A. (“CEAI”) (collectively “the Company”) for cash consideration of $20,500 and $8,000, respectively. B.H. did not operate prior to July 3, 2000.
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
     Basis of preparation
      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include, but are not limited to, losses and loss adjustment expenses recoverable from reinsurers and losses and loss adjustment expenses. In the current year, restricted cash and cash equivalents was broken out of cash and cash equivalents which, for the years ended December 31, 2005, 2004 and 2003 decreased cash and cash equivalents and cash flows provided by investing activities by $(1,933), $764 and $1,516.
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

B.H. ACQUISITION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Losses and loss adjustment expenses
      The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. These estimates are continually reviewed and are necessarily subject to the impact of future changes in such factors as claim severity and frequency. While the directors and management believe that the amount is adequate, the ultimate liability may be significantly in excess of, or less than, the amounts provided. Adjustments will be reflected as part of net increase or reduction in loss and loss adjustment expense liabilities in the periods in which they become known. Premium and commission adjustments may be triggered by incurred losses and any amounts are reflected in net loss and loss adjustment expense liabilities at the same time the related incurred loss is recognized.
      The Company’s insurance and reinsurance subsidiaries establish provisions relating to future run-off costs. These provisions are reassessed at each reporting date and adjusted should estimates of the annual costs or run-off period change.
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

4.	Investments
      Trading investments with estimated fair values of $66,462 and $45,077 as of December 31, 2005 and 2004, respectively, consist of mutual funds.
      The mutual funds invest in US Treasury, US Government Agency, corporate debt, asset backed securities and money market instruments.
      Major categories of net investment income are summarized as follows:

	2005	2004	2003

Interest from debt securities and mutual funds	$1,983	$916	$624
Interest on cash and cash equivalents	499	631	881
Unrealized loss on holding of trading security	(41)	—	—
Investment expenses	(35)	(58)	(174)

	$2,406	$1,489	$1,331

B.H. ACQUISITION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Reinsurance Balances Receivable

	2005	2004

Paid losses recoverable	$1,042	$6,219
Losses and loss adjustment expenses recoverable	3,457	26,680
Fair value adjustment	(699)	(3,163)

	$3,800	$29,736

      The fair value adjustment, determined on acquisition of the reinsurance subsidiaries, is based upon the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate of 3.5%, and is amortized over the estimated recovery period, as adjusted for accelerations on commutation settlements, using the constant yield method. Interest rates used to determine the fair value of reinsurance balances receivable reflect the credit risk associated with the reinsurers from who the receivables are, or will become due.
      The Company’s acquired reinsurance subsidiaries used retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. The Company remains liable to the extent the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $11,165 and $11,869 at December 31, 2005 and 2004, respectively.
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

6.	Losses and Loss Adjustment Expenses

	2005	2004

Outstanding	$33,394	$35,702
Incurred but not reported	32,941	36,661
Run-off costs provision	3,496	4,367
Fair value adjustment	(11,361)	(14,381)

	$58,470	$62,349

B.H. ACQUISITION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity in the liability for losses and loss adjustment expenses is summarized as follows:

	2005	2004

Balance as at January 1	$62,349	$71,217
Less reinsurance recoverables	23,517	28,505

	38,832	42,712
Effect of exchange rate movement	(2,344)	270
Incurred related to prior years	552	(428)
Paid related to prior years	19,539	(2,389)
Amortization of run-off provision	(667)	(1,333)

Net balance as at December 31	55,712	38,832
Plus reinsurance recoverables	2,758	23,517

Balance as at December 31	$58,470	$62,349

      The Company’s reserve for unpaid losses and loss adjustment expenses as of December 31, 2005 and 2004 included $29,763 and $14,112, respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2005 and 2004 was $33,635 and $34,403, respectively.
      In establishing the liability for unpaid losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures.
      The fair value adjustment, determined on acquisition of the reinsurance subsidiaries, was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate of 3.5%, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method. Interest rates used to determine the fair value of gross loss reserves are based upon risk free rates applicable to the average duration of the loss reserves.
      Reductions in estimates of ultimate losses arise from commutations, policy buy-backs and loss settlements below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.
      Run-off costs provision represents the Company’s estimate of the future administrative costs of managing the run-off of Brittany and CEAI.

B.H. ACQUISITION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Related Party Transactions
      In 2002, the Company and Castlewood Holdings Limited (“Castlewood”) entered into an investment advisory agreement with The Enstar Group, Inc (“Enstar”) for an agreed annual fee of $400. For the years ended December 31, 2005, 2004 and 2003 the Company incurred fees relating to this agreement of $35, $56 and $174. Enstar and Castlewood are shareholders in the Company.
      The Company was charged by Castlewood administration fees for the years ended December 31, 2005, 2004 and 2003 amounting to $1,250, $1,250 and $1,250, respectively. As at December 31, 2005, and 2004, amounts included in accounts payable and accrued liabilities were $Nil and $Nil, respectively.

8.	Litigation
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
      CEAI’s effective tax rate is approximately 40%. CEAI has tax loss carry-forwards at December 31, 2005 and 2004 of approximately $9,062 and $9,654 respectively, which do not expire. A valuation allowance has been provided for the tax benefit of these loss carry-forwards as follows:

	2005	2004

Benefit of loss carry-forward	$3,625	$3,862
Valuation allowance	(3,625)	(3,862)

	$—	$—

10.	Statutory Requirements
      B.H.’s ability to pay dividends and its operating expenses is dependent on cash dividends from its reinsurance subsidiaries Brittany and CEAI.
      The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (“statutory basis”) and maintain minimum levels of solvency and liquidity. As of December 31, 2005 and 2004, the reinsurance subsidiaries’ solvency and liquidity amounts were in excess of the minimum levels required.
      Retained earnings of reinsurance subsidiaries are not restricted as minimum capital solvency margins are covered by share capital and additional paid-in capital. As of December 31, 2005 and 2004, retained earnings of $18,911 and $18,876 requires regulatory approval prior to distribution.

B.H. ACQUISITION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Restatement
      Subsequent to the issuance of the Company’s 2005 consolidated financial statements, the Company’s management determined that the presentation of Net increase (reduction) in loss and loss adjustment expense liabilities should have been part of expenses rather than part of income as previously reported. As a result, the accompanying consolidated statements of earnings and retained earnings for the years ended December 31, 2005, 2004 and 2003 have been restated to reflect the reclassification between income and expense. The table below summarizes the effects of the restatement.

	2005		2004		2003

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Total income	$1,854	$2,406	$2,007	$1,579	$1,109	$1,339
Total expenses	$1,675	$2,227	$1,648	$1,220	$221	$451