Form 10-Q/A
period 2006-03-31
ENSTAR GROUP INC
filed 2006-09-20
CIK 55820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

      The number of shares of Registrant’s Common Stock, $.01 par value per share, outstanding at September 19, 2006 was 5,739,384.

EXPLANATORY NOTE

      The Enstar Group, Inc. (the “Company” or “Enstar”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2006 (the “Original 10-Q Filing”), to give effect to the restatement of its financial statement disclosures as discussed in Note 2 to the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I — “Financial Statements.” This restatement had no impact on the net income, net income per share or shareholders’ equity of the Company or its partially owned affiliates.

      The Company has also updated Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to give effect to the restatement, and Item 4 of Part I, “Controls and Procedures.” In addition, the Company has amended Item 6 of Part II to reflect the filing of currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2. Other than the changes for the effects of the restatement, no other information in this Form 10-Q/A has been updated to reflect any subsequent information or events since the date of the Original 10-Q Filing. For the convenience of the reader, this Form 10-Q/A sets forth the Original 10-Q Filing in its entirety, as amended.

THIS FORM 10-Q/A AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE ENSTAR GROUP, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE ENSTAR GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH IN ITEM 1A. “RISK FACTORS” TO THE ENSTAR GROUP, INC. ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005. THE ENSTAR GROUP, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

Commitments and contingencies (Note 6)

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

      The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company’s financial condition, results of operations and cash flows for the interim period. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on September 19, 2006 under the Securities Exchange Act of 1934, as amended.

Note 2:	Restatement of Financial Statements

      Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three month periods ended March 31, 2006 and 2005, the condensed consolidated financial statements of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, were restated to reflect certain reclassifications. As a result of these restatements, the Company has restated certain disclosures in the notes to the condensed consolidated financial statements relating to financial information of Castlewood Holdings and B.H. Acquisition. These restatements had no impact on the net income, net income per share or shareholders’ equity of Enstar or its partially owned equity affiliates.

      The reclassifications made by Castlewood Holdings and B.H. Acquisition were between certain line items of income and expenses on their respective condensed consolidated statements of earnings. Underwriting income, previously included in income for both entities, was renamed “Net reduction in loss and loss adjustment expense liabilities” and reclassified as an expense item. In addition, Castlewood Holdings’ net foreign exchange loss (gain) was also reclassified from income to expense. These reclassifications are reflected in the Company’s condensed consolidated financial statements in Note 4, “Partially Owned Equity Affiliates” and Note 8, “Segment Information.”

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

      In August 2004, Castlewood Holdings implemented an employee stock-based compensation plan. The plan allows for the award of Castlewood Holdings’ Class D non-voting shares to certain senior employees up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. As a result of awards made in 2005 and 2004, the Company’s economic interest in Castlewood Holdings of 33 1/3% has been diluted by 0.70% to 32.63% as of March 31, 2006. As awarded shares vest and as additional shares are awarded in the future, the Company’s economic interest could decrease to a minimum of 30.83%. The Company’s voting interest will remain at 50%.

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

Summarized Financial Information

      In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, respectively. Summarized financial information for Affirmative Investment is presented as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 (Affirmative Investment was formed in June 2005). The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their respective audited financial statements for December 31, 2005 and their unaudited quarterly financial statements. The summarized financial information presented below for Affirmative Investment is derived from its unaudited quarterly financial statements for December 31, 2005 and for the three months ended March 31, 2006.

	March 31, 2006

	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment

	(Dollars in thousands)

Total assets	$105,318	$1,560,445	$59,765

Total liabilities	66,225	1,218,839	—

Minority interest	—	68,002	—

Total equity	39,093	273,604	59,765

	December 31, 2005

	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment

	(Dollars in thousands)

Total assets	$105,578	$1,199,963	$60,199

Total liabilities	66,733	898,513	—

Minority interest	—	40,544	—

Total equity	38,845	260,906	60,199

	Three Months Ended March 31, 2006

	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment

	(Restated)	(Restated)

	(Dollars in thousands)

Revenue		$6,349

Operating income (loss)	$248	7,849	$(356)

Net income (loss)	248	12,310	(356)

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2005

	B.H.	Castlewood
	Acquisition	Holdings

	(Restated)	(Restated)

	(Dollars in thousands)

Revenue		$4,488

Operating income (loss)	$(140)	2,452

Net income (loss)	(140)	945

      The Company’s consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $56.7 million and approximately $52.6 million at March 31, 2006 and December 31, 2005, respectively.

Note 5:	Other Investments

      In December 2005, the Company invested approximately $3.5 million in NIB Partners, a newly formed Province of Alberta limited partnership, in exchange for an approximately ..2% limited partnership interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC N.V. (formerly, NIB Capital N.V.) and its affiliates (“NIBC”). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network. In April 2006, the Company received a distribution of $254,000 from its investment in NIB Partners consisting of $199,000 in dividend income and a return of capital of $55,000. These amounts were accrued as receivables at March 31, 2006.

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

Note 7:	Income Taxes

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

      A reconciliation of the consolidated financial information by segment to the Company’s consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, respectively, is as follows:

	March 31, 2006

		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total

	(Dollars in thousands)

Total reportable segment assets:

Partially owned equity affiliates		$12,988	$89,923	$8,454	$111,365

Corporate assets	$77,732				77,732

Total	$77,732	$12,988	$89,923	$8,454	$189,097

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005

		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total

	(Dollars in thousands)

Total reportable segment assets:

Partially owned equity affiliates		$12,906	$85,908	$8,515	$107,329

Corporate assets	$77,891				77,891

Total	$77,891	$12,906	$85,908	$8,515	$185,220

	Three Months Ended March 31, 2006

		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total

		(Restated)	(Restated)

	(Dollars in thousands)

Revenue			$6,349

Net investment income	$199	$880	9,660

Interest income	782

Net (increase) reduction in loss and loss adjustment expense liabilities		(337)	2,457

General and administrative expenses	(567)	(561)	(11,087)

Amortization of run-off provision		250

Other income	103

Foreign exchange gain		16	470

Share of net income (loss) of partly-owned companies			112	$(356)

Income (loss) before income taxes	517	248	7,961	(356)

Income tax (expense) benefit	(1,862)		214

Minority interest			(212)

Income (loss) before extraordinary gain	(1,345)	248	7,963	(356)

Extraordinary gain			4,347

Net income (loss)	$(1,345)	$248	$12,310	$(356)

Company’s economic ownership %		33%	32.63%	14%

			4,016

Company’s portion of pre-tax extraordinary gain			(1,418)

Earnings (losses) of partially owned equity affiliates		$82	$2,598	$(50)	$2,630

      The income tax amount of approximately $1.9 million included in the corporate segment includes $543,000 which is netted against the Company’s proportionate share of an extraordinary gain in the Company’s consolidated statement of income. The Company’s economic ownership percentage in Castlewood Holdings decreased from 32.89% to 32.63% during the second quarter of 2005 (Note 4).

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2005

		B.H.	Castlewood
	Corporate	Acquisition	Holdings	Total

		(Restated)	(Restated)

	(Dollars in thousands)

Revenue			$4,488

Net investment income		$343	5,028

Interest income	$482

Net (increase) reduction in loss and loss adjustment expense liabilities		(290)	1,550

General and administrative expenses	(780)	(518)	(7,557)

Amortization of run-off provision		333

Other income	100

Foreign exchange loss		(8)	(1,057)

Share of net income of partly-owned companies			48

Income (loss) before income taxes	(198)	(140)	2,500

Minority interest	—		(379)

Income taxes	(28)		(1,176)

Net income (loss)	$(226)	$(140)	$945

Company’s economic ownership %		33%	32.89%

Earnings (loss) of partially owned equity affiliates		$(46)	$311	$265

      The Company’s economic ownership percentage in Castlewood Holdings decreased from 33 1/3% to 32.89% during the third quarter of 2004 (Note 4).

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:	Income per Share

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

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in thousands, except
	per share data)
	(Unaudited)

Income before extraordinary gain	$1,828	$39

Extraordinary gain, net of income taxes	875	—

Net income	$2,703	$39

Income per common share before extraordinary gain — basic	$0.33	$0.01

Extraordinary gain, net of income taxes — basic	0.16	—

Net income per common share — basic	$0.49	$0.01

Income per common share before extraordinary gain — assuming dilution	$0.31	$0.01

Extraordinary gain, net of income taxes — assuming dilution	0.15	—

Net income per common share — assuming dilution	$0.46	$0.01

Weighted average shares outstanding — basic	5,517,909	5,517,909

Common share equivalents	363,149	331,144

Weighted average shares outstanding — assuming dilution	5,881,058	5,849,053

      There were no antidilutive common stock equivalents for the three months ended March 31, 2006 and 2005.

Note 10:	Subsequent Events

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

      As discussed in Note 2, the accompanying notes to the condensed consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Birmingham, Alabama
May 10, 2006

(September 18, 2006 as to the effects of the restatement discussed in Note 2)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Through the operations of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company’s participation in the reinsurance industry see Item 1A. “Risk Factors” to The Enstar Group, Inc. Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.

      The Company is also actively engaged in the search for one or more additional operating businesses which meet the Company’s acquisition criteria.

Restatement of Financial Statements

      The Company has amended certain disclosures in its Form 10-Q/A as a result of restated information from its partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition. The following management’s discussion and analysis of financial condition and results of operations give effect to the restatement. This restatement had no impact on the net income, net income per share or shareholders’ equity of Enstar or its partially owned equity affiliates. For a more detailed description of the restatement, see Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements.

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

      Net reduction in loss and loss adjustment expense liabilities was $2.5 million and $1.6 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

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

      Castlewood Holdings had an income tax benefit of $214,000 for the three months ended March 31, 2006, due to utilization of group loss carryforwards against prior years taxes paid. Castlewood Holdings recorded expense of $1.2 million for the same period in 2005. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom and Unites States subsidiaries record income taxes based on their graduated statutory rates, net of any tax benefits arising from tax loss carryforwards.

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

      B.H. Acquisition had a net increase in loss and loss adjustment expense liabilities of $337,000 and $290,000 for the three months ended March 31, 2006 and 2005, respectively.

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

      As described in Note 2 to the condensed consolidated financial statements hereto, subsequent to the period covered by this report, management of the Company was informed that the condensed consolidated financial statements of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, would be restated. After consulting with the Audit Committee we determined to restate our condensed consolidated financial statements for the three month periods ended March 31, 2006 and 2005 and to file a Form 10-Q/ A amending our Quarterly Report on Form 10-Q for the period ended March 31, 2006. The restatement relates only to the information provided in Note 4, “Partially Owned Equity Affiliates” and Note 8, “Segment Information” and do not impact any of our primary financial statements. We considered the impact of these matters on our evaluation of disclosure controls and procedures.

      As required by Securities and Exchange Commission (“SEC”) rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this amended report. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that, as of the end of the period covered by this Form 10-Q/ A, the design and operation of the Company’s disclosure controls and procedures are effective. In reaching this conclusion management considered the facts and circumstances that resulted in the restatement of the financial statements as described in Note 2 to the condensed consolidated financial statements. Specifically, management considered the fact that the restatement did not occur as a result of a breakdown of the Company’s internal controls but was the result of restatements of the condensed consolidated financial statements of the Company’s partially owned equity affiliates. Management does not consider controls over the recording of transactions by its partially owned equity affiliates to be a part of the Company’s internal control structure. Additionally, the Company considered the fact that the restatement had no impact on the net income, net income per share or shareholders’ equity of Enstar or its partially owned equity affiliates.

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

Date: September 19, 2006