Form 10-Q/A
period 2006-06-30
ENSTAR GROUP INC
filed 2006-09-20
CIK 55820

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

EXPLANATORY NOTE

The Enstar Group, Inc. (the “Company” or “Enstar”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2006 (the “Original 10-Q Filing”), to give effect to the restatement of its financial statement disclosures as discussed in Note 2 to the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I — “Financial Statements.” This restatement had no impact on the net income, net income per share or shareholders’ equity of the Company or its partially owned affiliates.

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

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005, the condensed consolidated financial statements of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition, were adjusted to reflect certain reclassifications. As a result of these reclassifications, the Company has restated certain disclosures in the notes to the condensed consolidated financial statements relating to financial information of Castlewood Holdings and B.H. Acquisition. These restatements had no impact on the net income, net income per share or shareholders’ equity of Enstar or its partially owned equity affiliates.

The reclassifications made by Castlewood Holdings and B.H. Acquisition were between certain line items of income and expenses on their respective condensed consolidated statements of earnings. Underwriting income, previously included in income for both entities, was renamed “Net reduction in loss and loss adjustment expense liabilities” and reclassified as an expense item. In addition, Castlewood Holdings’ net foreign exchange loss (gain) was also reclassified from income to expense. These reclassifications are reflected in the Company’s condensed consolidated financial statements in Note 4, “Partially Owned Equity Affiliates” and Note 9, “Segment Information.”

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

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement reduced net operating cash flows by approximately $5.7 million and increased net financing cash flows by approximately $5.7 million in the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006.

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

Also in March 2006, Castlewood Holdings approved a commitment of up to $75.0 million in J.C. Flowers II LP (the “J.C. Flowers Fund”), a private investment fund to be formed by J.C. Flowers & Co. LLC. In June 2006, the commitment was accepted by the J.C. Flowers Fund. Castlewood Holdings’ commitments may be drawn down by the J.C. Flowers Fund over approximately the next five years. Castlewood Holdings intends to use cash on hand to fund its commitment. J.C. Flowers & Co. LLC is controlled by Mr. Flowers. No fees will be payable by Castlewood Holdings to J.C. Flowers II LP, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with Castlewood Holdings’ investment in the J.C. Flowers Fund.

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

Also in June 2005, Affirmative Investment acquired 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. (“Affirmative Insurance”), through open market purchases. In August, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC (“NAL”), a newly formed Delaware limited liability company, for approximately $40.7 million in cash and the 1,183,000 shares of Affirmative Insurance. The remaining 50% of the membership interests of NAL were acquired by Delaware Street Capital Master Fund, LP or its affiliates (“DSC”) for approximately $37.5 million in cash and 1,459,699 shares of Affirmative Insurance common stock. In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. (“VIG”) and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, “Vesta”), acquired from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price of $15.00 per share. Upon the closing of the transaction with Vesta and the transfer of the shares of Affirmative Insurance from Affirmative Investment and DSC, NAL’s ownership percentage in Affirmative Insurance was approximately 52.9%. Due to the issuance of new shares by Affirmative Insurance, NAL’s ownership percentage was reduced to approximately 51.9% at June 30, 2006. Affirmative Investment’s ownership in NAL is accounted for using the equity method of accounting. Affirmative Investment accounts for its investment in NAL three months in arrears. (Note 12)

Summarized Financial Information

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

	June 30, 2006
	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment
	(Dollars in thousands)

Total assets	$103,613	$1,483,539	$61,188
Total liabilities	64,184	1,164,567	—
Minority interest	—	61,212	—
Total equity	39,429	257,760	61,188

	December 31, 2005
	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment
	(Dollars in thousands)

Total assets	$105,578	$1,199,963	$60,199
Total liabilities	66,733	898,513	—
Minority interest	—	40,544	—
Total equity	38,845	260,906	60,199

	Three Months Ended June 30, 2006
	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment
	(Restated)	(Restated)
	(Dollars in thousands)

Revenue		$5,251
Operating income	$336	16,119	$1,502
Net income	336	11,877	1,502

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
	B.H.	Castlewood	Affirmative
	Acquisition	Holdings	Investment
	(Restated)	(Restated)
	(Dollars in thousands)

Revenue		$11,600
Operating income	$584	23,968	$1,146
Net income	584	24,187	1,146

	Three Months Ended June 30, 2005
	B.H.	Castlewood
	Acquisition	Holdings
	(Restated)	(Restated)
	(Dollars in thousands)

Revenue		$3,857
Operating income	$70	3,868
Net income	70	3,137

	Six Months Ended
	June 30, 2005
	B.H.	Castlewood
	Acquisition	Holdings
	(Restated)	(Restated)
	(Dollars in thousands)

Revenue		$8,345
Operating income (loss)	$(71)	6,320
Net income (loss)	(71)	4,081

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

Note 8:	Income Taxes

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

A reconciliation of the consolidated financial information by segment to the Company’s consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, respectively, is as follows:

	June 30, 2006
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Total reportable segment assets:
Partially owned equity affiliates		$13,099	$74,288	$8,654	$96,041
Corporate assets	$99,813				99,813

Total	$99,813	$13,099	$74,288	$8,654	$195,854

	December 31, 2005
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Total reportable segment assets:
Partially owned equity affiliates		$12,906	$85,908	$8,515	$107,329
Corporate assets	$77,891				77,891

Total	$77,891	$12,906	$85,908	$8,515	$185,220

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2006
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
		(Restated)	(Restated)
	(Dollars in thousands)

Revenue			$5,251
Net investment income		$949	11,066
Interest income	$1,067
Net (increase) reduction in loss and loss adjustment expense liabilities		(336)	4,323
General and administrative expenses	(2,933)	(592)	(11,486)
Amortization of run-off provision		250
Interest expense			(532)
Other income	106
Foreign exchange gain		65	7,497
Share of net income of partly-owned companies			151	$1,502

Income (loss) before income taxes	(1,760)	336	16,270	1,502
Income tax (expense) benefit	(1,233)		581
Minority interest			(4,974)

Net income (loss)	$(2,993)	$336	$11,877	$1,502

Company’s economic ownership %		33%	32.03%	14%

Earnings of partially owned equity affiliates		$111	$3,804	$210	$4,125

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
		(Restated)	(Restated)
	(Dollars in thousands)

Revenue			$11,600
Net investment income	$1,849	$1,829	20,726
Interest income	199
Net (increase) reduction in loss and loss adjustment expense liabilities		(673)	6,780
General and administrative expenses	(3,500)	(1,153)	(22,573)
Amortization of run-off provision		500
Interest expense			(532)
Other income	209
Foreign exchange gain		81	7,967
Share of net income of partly-owned companies			263	$1,146

Income (loss) before income taxes	(1,243)	584	24,231	1,146
Income tax (expense) benefit	(3,095)		795
Minority interest			(5,186)

Income (loss) before extraordinary gain	(4,338)	584	19,840	1,146
Extraordinary gain, net of minority interest			4,347

Net income (loss)	$(4,338)	$584	$24,187	$1,146

Company’s economic ownership %		33%	32.33%	14%

			7,820
Company’s portion of pre-tax extraordinary gain			(1,418)

Earnings of partially owned equity affiliates		$193	$6,402	$160	$6,755

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

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005
		B.H.	Castlewood
	Corporate	Acquisition	Holdings	Total
		(Restated)	(Restated)
		(Dollars in thousands)

Revenue			$3,857
Net investment income	$604	$555	8,255
Interest income	561
Net (increase) reduction in loss and loss adjustment expense liabilities		(290)	3,873
General and administrative expenses	(861)	(480)	(10,979)
Amortization of run-off provision		333
Other income	101
Foreign exchange loss		(48)	(1,138)
Share of net income of partly-owned companies			32

Income before income taxes	405	70	3,900
Income taxes	(655)		(151)
Minority interest			(612)

Net income (loss)	$(250)	$70	$3,137

Company’s economic ownership %		33%	32.63%

Earnings of partially owned equity affiliates		$23	$1,023	$1,046

	Six Months Ended June 30, 2005
		B.H.	Castlewood
	Corporate	Acquisition	Holdings	Total
		(Restated)	(Restated)
		(Dollars in thousands)

Revenue			$8,345
Net investment income	$604	$898	13,283
Interest income	1,043
Net (increase) reduction in loss and loss adjustment expense liabilities		(580)	5,423
General and administrative expenses	(1,641)	(999)	(18,536)
Amortization of run-off provision		666
Other income	201
Foreign exchange loss		(56)	(2,195)
Share of net income of partly-owned companies			79

Income (loss) before income taxes	207	(71)	6,399
Income taxes	(683)		(1,327)
Minority interest			(991)

Net income (loss)	$(476)	$(71)	$4,081

Company’s economic ownership %		33%	32.69%

Earnings (loss) of partially owned equity affiliates		$(23)	$1,334	$1,311

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
	(Unaudited)

Income before extraordinary gain	$1,132	$796	$2,960	$835
Extraordinary gain, net of income taxes			875

Net income	$1,132	$796	$3,835	$835

Income per common share before extraordinary gain — basic	$0.20	$0.14	$0.53	$0.15
Extraordinary gain, net of income taxes — basic			0.16

Net income per common share — basic	$0.20	$0.14	$0.69	$0.15

Income per common share before extraordinary gain — assuming dilution	$0.19	$0.14	$0.50	$0.14
Extraordinary gain, net of income taxes — assuming dilution			0.15

Net income per common share — assuming dilution	$0.19	$0.14	$0.65	$0.14

Weighted average shares outstanding — basic	5,604,110	5,517,909	5,561,247	5,517,909
Common share equivalents	326,272	327,712	344,993	329,421

Weighted average shares outstanding — assuming dilution	5,930,382	5,845,621	5,906,240	5,847,330

There were no antidilutive common stock equivalents for the three and six months ended June 30, 2006 and 2005.

Note 11:	Plan of Merger

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

Note 12:  Subsequent Event

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
August 9, 2006
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

Restatement of Financial Statements

The Company has amended certain disclosures in its Form 10-Q/A as a result of a reclassification of information from its partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition. The following management’s discussion and analysis of financial condition and results of operations give effect to the restatement. This restatement had no impact on the net income, net income per share or shareholders’ equity of Enstar or its partially owned equity affiliates. For a more detailed description of the restatement, see Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements.

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

General and administrative expenses were approximately $2.9 million and approximately $3.5 million for the three and six month periods ended June 30, 2006, respectively, compared to $861,000 and approximately $1.6 million for the same periods in 2005. Of these amounts, $509,000 and $895,000 related to employee expenses for the three and six month periods ended June 30, 2006, respectively, compared to $335,000 and $633,000 for the same periods in 2005. Included in these amounts for the three and six months ended June 30, 2006 are $50,000 and $112,000 in non-cash compensation relating to the implementation of SFAS 123R which became effective on January 1, 2006. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company’s search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were approximately $2.2 million and approximately $2.7 million for the three and six months ended June 30, 2006, respectively, compared to $350,000 and $690,000 for the same periods in 2005. The significant increase in legal and professional fees and travel expenses from 2005 to 2006 was directly attributable to expenses incurred with the plan of merger, see “—  Plan of Merger”.

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

Salaries and benefits were $6.5 million and $14.4 million for the three and six months ended June 30, 2006, respectively, compared to $7.5 million and $12.4 million for the same periods in 2005. Castlewood Holdings is a service based company and as such employee salaries and benefits are its largest cost. On May 23, 2006,

Castlewood Holdings entered into a merger and recapitalization agreement with Enstar. The agreement provides for the cancellation of the current incentive compensation plan and replaces it with a new incentive compensation plan. As a result of the cancellation of the current incentive compensation plan, $21.2 million of unpaid bonus accrual was reversed during the quarter. The expense associated with the new incentive compensation plan was $2.1 million and $4.3 million for the three and six months ended June 30, 2006.

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

B.H. Acquisition had a net increase in loss and loss adjustment expense liabilities of $336,000 and $673,000 for the three and six months ended June 30, 2006, respectively, compared to $290,000 and $580,000 for the same periods in 2005.

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

As described in Note 2 to the condensed consolidated financial statements hereto, subsequent to the period covered by this report, management of the Company was informed that certain reclassifications were made to the condensed consolidated financial statements of the Company’s partially owned equity affiliates, Castlewood Holdings and B.H. Acquisition. After consulting with the Audit Committee we determined to restate our condensed consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005 and to file a Form 10-Q/A amending our Quarterly Report on Form 10-Q for the period ended June 30, 2006. The restatement relates only to the information provided in Note 4, “Partially Owned Equity Affiliates” and Note 9, “Segment Information” and do not impact any of our primary financial statements. We considered the impact of these matters on our evaluation of disclosure controls and procedures.

As required by Securities and Exchange Commission (“SEC”) rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this amended report. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that, as of the end of the period covered by this Form 10-Q/A, the design and operation of the Company’s disclosure controls and procedures are effective. In reaching this conclusion management considered the facts and circumstances that resulted in the restatement of the financial statements as described in Note 2 to the condensed consolidated financial statements. Specifically, management considered the fact that the restatement did not occur as a result of a breakdown of the Company’s internal controls but was the result of restatements of the condensed consolidated financial statements of the Company’s partially owned equity affiliates. Management does not consider controls over the recording of transactions by its partially owned equity affiliates to be a part of the Company’s internal control structure. Additionally, the Company considered the fact that the restatement had no impact on the net income, net income per share or shareholders’ equity of Enstar or its partially owned equity affiliates.

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