Form 10-Q
period 2006-09-30
ENSTAR GROUP INC
filed 2006-11-09
CIK 55820

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Registrant’s Common Stock, $.01 par value per share, outstanding at November 9, 2006 was 5,739,384.

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

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Dollars in thousands) (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$74,285	$54,032
Certificates of deposit	20,390	19,686
Other current assets	30	129

Total current assets	94,705	73,847
Partially owned equity affiliates	99,678	107,329
Other investments	5,382	3,542
Other assets	514	502

Total assets	$200,279	$185,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,673	$595
Income taxes payable	4,246	5,467

Total current liabilities	6,919	6,062
Deferred income tax liabilities	10,099	10,401
Accrued taxes	2,325	2,325
Deferred compensation	1,002	853
Other liabilities	466	456

Total liabilities	20,811	20,097

Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock ($.01 par value; 55,000,000 shares authorized, 6,185,260 and 5,960,260 shares issued at September 30, 2006 and December 31, 2005, respectively)	62	60
Additional paid-in capital	198,248	189,968
Accumulated other comprehensive income of partially owned equity affiliates, net	465	210
Accumulated deficit	(13,227)	(19,305)
Treasury stock, at cost (445,876 and 442,351 shares at September 30, 2006 and December 31, 2005, respectively)	(6,080)	(5,810)

Total shareholders’ equity	179,468	165,123

Total liabilities and shareholders’ equity	$200,279	$185,220

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
	(Unaudited)

Interest income	$1,237	$608	$3,086	$1,651
Other investment income	—	487	199	1,091
Earnings of partially owned equity affiliates	3,890	1,186	10,645	2,497
Other income (includes related party income of $100, $100, $300 and $300, respectively)	121	100	330	301
General and administrative expenses	(745)	(617)	(4,245)	(2,258)

Income before income taxes and extraordinary gain	4,503	1,764	10,015	3,282
Income taxes	(2,260)	(794)	(4,812)	(1,477)

Income before extraordinary gain	2,243	970	5,203	1,805
Extraordinary gain, net of income taxes of $543	—	—	875	—

Net income	$2,243	$970	$6,078	$1,805

Weighted average shares outstanding — basic	5,739,384	5,517,909	5,621,279	5,517,909

Weighted average shares outstanding — assuming dilution	6,002,448	5,862,172	5,939,750	5,852,596

Income per common share before extraordinary gain — basic	$0.39	$0.18	$0.92	$0.33
Extraordinary gain, net of income taxes — basic	—	—	0.16	—

Net income per common share — basic	$0.39	$0.18	$1.08	$0.33

Income per common share before extraordinary gain — assuming dilution	$0.37	$0.17	$0.87	$0.31
Extraordinary gain, net of income taxes — assuming dilution	—	—	0.15	—

Net income per common share — assuming dilution	$0.37	$0.17	$1.02	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
	(Unaudited)

Net income	$2,243	$970	$6,078	$1,805
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net of income tax expense (benefit) of $(103), $(21), $67 and $408	(165)	(34)	110	657
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of $2, $57, $(8) and $74	(3)	(91)	12	(119)
Currency translation adjustment, net of income tax expense (benefit) of $12, $(10), $84 and $(85)	19	(17)	133	(138)

Other comprehensive income (loss)	(149)	(142)	255	400

Comprehensive income	$2,094	$828	$6,333	$2,205

The accompanying notes are an integral part of the consolidated financial statements.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands) (Unaudited)

Cash flows from operating activities:
Net income	$6,078	$1,805
Adjustments to reconcile net income to net cash used in operating activities:
Earnings of partially owned equity affiliates	(10,645)	(2,497)
Dividends and distributions received from partially owned equity affiliates	20,169	—
Extraordinary gain, net of income taxes	(875)	—
Noncash compensation expense	163	—
Gain on sale of marketable securities	—	(1,060)
Deferred income taxes	(1,004)	484
Tax benefit from exercise of stock options	(5,694)	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,078	(315)
Income taxes payable	4,473	(82)
Other, net	335	162

Net cash provided by (used in) operating activities	15,078	(1,503)

Cash flows from investing activities:
Investment in J.C. Flowers II LP	(1,896)	—
Purchase of marketable securities	—	(9,460)
Proceeds from sale of marketable securities	—	7,060
Return of capital from NIB Partners	56	—
Capital contributions to Affirmative Investment	—	(8,406)
Purchases of certificates of deposit	(86,525)	(14,084)
Maturities of certificates of deposit	85,730	4,048

Net cash used in investing activities	(2,635)	(20,842)

Cash flows from financing activities:
Tax benefit from exercise of stock options	5,694	—
Proceeds from exercise of stock options	2,116	—

Net cash provided by financing activities	7,810	—

Increase (decrease) in cash and cash equivalents	20,253	(22,345)
Cash and cash equivalents at the beginning of the period	54,032	81,675

Cash and cash equivalents at the end of the period	$74,285	$59,330

Supplemental disclosures of cash flow information:
Income taxes paid	$842	$1,079

Supplemental disclosures of noncash financing activities:
Receipt of treasury stock from exercise of stock options	$270	$—

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

The condensed consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments consisting solely of normal recurring adjustments necessary to fairly state the Company’s financial condition, results of operations and cash flows for the interim period. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-K/A as filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2006 under the Securities Exchange Act of 1934, as amended.

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

The components of accumulated other comprehensive income are as follows:

	September 30,	December 31,
	2006	2005

Currency translation adjustment, net of income tax expense of $213 and $130	$344	$210
Unrealized holding gains, net of income tax expense of $75	121	—

Total accumulated other comprehensive income	$465	$210

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

The options granted under the plans are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire no later than ten years from the grant date. Options under the various plans had original vesting schedules that ranged from one to four years. Any shares issued from the exercise of options would be from newly issued shares. There are a total of 817,500 shares authorized under the Company’s various stock option plans, 52,500 of which are available to be granted at September 30, 2006. Prior to 2006, no compensation expense was recognized in net earnings for grants under stock option/incentive plans that had an exercise price equal to the market value of the Company’s underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company’s common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004.

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005
	(Dollars in thousands, except
	per share data)
	(Unaudited)

Net income, as reported	$970	$1,805
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	29	87
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(92)	(270)

Pro forma net income	$907	$1,622

Income per common share:
Basic — as reported	$0.18	$0.33

Basic — pro forma	$0.16	$0.29

Assuming dilution — as reported	$0.17	$0.31

Assuming dilution — pro forma	$0.15	$0.28

The fair values for options granted under the Company’s stock option plans were calculated at the date of grant using the Black-Scholes option pricing model. The estimated weighted average fair value at the date of grant for options vesting during the three and nine months ended September 30, 2006 and 2005 was $0, $9.48, $0 and $9.50, respectively.

The adoption of SFAS 123R has not altered the Company’s methodology of computing option expense from that used to prepare the pro forma disclosures in previous years. Furthermore, at the present time, the Company does not plan to change its policies of stock option compensation with respect to the number of grants, terms, or alternative instruments as a result of the adoption of SFAS 123R. Stock-based employee compensation is based on the application of Emerging Issues Task Force No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44,” which requires straight-line vesting of such awards over the full vesting period. At this time, the Company anticipates that 2006 after-tax stock option expense will be approximately $111,000 or $.02 per diluted share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement reduced net operating cash flows by approximately $5.7 million and increased net financing cash flows by

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $5.7 million in the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

The effect of the adoption of SFAS 123R on selected line items is as follows for the three and nine months ended September 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006
	Increase (Decrease)

General and administrative expenses	$50	$163
Income before income taxes and extraordinary gain	(50)	(163)
Income taxes	(26)	(78)
Net income	(24)	(85)
Net income per common share — basic	(.00)	(.02)
Net income per common share — assuming dilution	(.00)	(.01)

No stock option expense was capitalized during the three and nine months ended September 30, 2006.

A summary of option activity for the nine-month period ended September 30, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
Options	Shares	Price	years)	thousands)

Outstanding at December 31, 2005	725,000	$20.47
Vested during the nine month period ended September 30, 2006	5,000	57.81	8.52
Exercised during the nine months ended September 30, 2006	225,000	10.60		$14,795
Outstanding at September 30, 2006	500,000	24.91	5.24	35,314
Exercisable at September 30, 2006	420,000	22.04	4.93	30,871
Vested or expected to vest at September 30, 2006	500,000	24.91	5.24	35,314

The total fair value of shares vesting during the three and nine months ended September 30, 2006 was $0 and $427,000, respectively.

There were no shares exercised during the three months ended September 30, 2006. There were no options granted, forfeited or expired during the three or nine months ended September 30, 2006.

Information about the Company’s unrecognized stock-based compensation at September 30, 2006 is as follows:

Unrecognized compensation	$138,000
Weighted average period of expected recognition (in years)	.65

(h) Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Two approaches are commonly used to evaluate the materiality of misstatements or errors in financial statements: the rollover, also known as the current-period or income-statement approach, and the iron curtain, also known as the cumulative or balance-sheet approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current-period income statement. This approach could allow balance sheet items to grow each year by immaterial amounts, until the cumulative error becomes material. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period. This approach does not consider the income statement effects of correcting prior year misstatements in the current year to be errors. The reliance on only one of these approaches, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial-statement users. Accordingly, SAB 108 will require quantification of financial statement errors based on the effects of the error on each of a company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a dual approach because it essentially requires quantification of errors under both the iron-curtain and the roll-over approaches. From a transition perspective, SAB 108 permits companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006 by recording any necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material affect on its results of operations, financial position or liquidity.

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

As a result of this transaction, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Castlewood Holdings. At September 30, 2006, the Company’s beneficial ownership in B.H. Acquisition was 47.41%. The Company’s combined voting interest in B.H. Acquisition is limited to 50%.

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

In August 2004, Castlewood Holdings implemented an employee stock-based compensation plan. The plan allows for the award of Castlewood Holdings’ Class D non-voting shares to certain senior employees up to a maximum of 7.5% of the total issued share capital of Castlewood Holdings. As a result of awards made in 2005 and 2004, the Company’s economic interest in Castlewood Holdings of 33 1/3% has been diluted by 1.30% to 32.03% as of September 30, 2006. As awarded shares vest and as additional shares are awarded in the future, the Company’s economic interest could decrease to a minimum of 30.83%. The Company’s voting interest will remain at 50%.

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

Also in March 2006, Castlewood Holdings approved a commitment of up to $75.0 million in J.C. Flowers II LP (the “J.C. Flowers Fund”), a private investment fund formed by J.C. Flowers & Co. LLC. In June 2006, the commitment was accepted by the J.C. Flowers Fund. Castlewood Holdings’ commitments may be drawn down by the J.C. Flowers Fund over approximately the next five years. Castlewood Holdings intends to use cash on hand to fund its commitment. As of September 30, 2006, approximately $5.7 million of the commitment had been funded. J.C. Flowers & Co. LLC is controlled by Mr. Flowers. No fees will be payable by Castlewood Holdings to the J.C. Flowers Fund, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with Castlewood Holdings’ investment in the J.C. Flowers Fund.

In April 2006, Castlewood Holdings paid a dividend of approximately $27.9 million to its shareholders and redeemed approximately $22.1 of Class E non-voting redeemable shares. Enstar’s portion of this dividend was approximately $20.1 million.

In June 2006, Castlewood Holdings entered into a definitive agreement for the purchase of Cavell Holdings Limited (“Cavell”), a U.K. company, from Dukes Place Holdings, L.P. (“Dukes Place”), a portfolio company of GSC Partners, for a purchase price of approximately £32 million (approximately $59 million). Cavell owns a U.K. reinsurance company and a Norwegian reinsurer, both of which are currently in run-off. Cavell had total consolidated assets of approximately £101 million (approximately $176 million) at March 31, 2006, as reported in its U.K. regulatory statements. (Note 11)

Also in June 2006, a subsidiary of Castlewood Holdings, in an unrelated transaction, entered into a definitive agreement with Dukes Place for the purchase of a minority interest in a U.S. holding company that owns two

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property and casualty insurers based in the U.S., both of which are in run-off. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various other closing conditions. The transaction is expected to close in the first quarter of 2007.

In September 2006, a subsidiary of Castlewood Holdings signed a definitive agreement to acquire 100% of the issued share capital of Unione Italiano (UK) Reinsurance Ltd for a purchase price of approximately $17 million. Completion of the acquisition, which is subject to approval by the UK insurance regulator, the Financial Services Authority, is expected during the fourth quarter of 2006.

Affirmative Investment LLC

In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC (“Affirmative Investment”), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. In July 2005, the Company funded its initial capital contribution of approximately $2.6 million. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At September 30, 2006, the Company’s total investment in Affirmative Investment was approximately $8.8 million, including equity in earnings from July 1, 2005 to September 30, 2006. The Company’s ownership in Affirmative Investment is accounted for using the equity method of accounting.

Also in June 2005, Affirmative Investment acquired 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. (“Affirmative Insurance”), through open market purchases. In August, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC (“NAL”), a newly formed Delaware limited liability company, for approximately $40.7 million in cash and the 1,183,000 shares of Affirmative Insurance. The remaining 50% of the membership interests of NAL were acquired by Delaware Street Capital Master Fund, LP or its affiliates (“DSC”) for approximately $37.5 million in cash and 1,459,699 shares of Affirmative Insurance common stock. In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. (“VIG”) and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, “Vesta”), acquired from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share. Upon the closing of the transaction with Vesta and the transfer of the shares of Affirmative Insurance from Affirmative Investment and DSC, NAL’s ownership percentage in Affirmative Insurance was approximately 52.9%. Due to the issuance of new shares by Affirmative Insurance, NAL’s ownership percentage was reduced to approximately 52% at September 30, 2006. Affirmative Investment’s ownership in NAL is accounted for using the equity method of accounting. Affirmative Investment accounts for its investment in NAL three months in arrears.

In August 2006, Affirmative Investment purchased all of DSC’s membership interests in NAL for approximately $62.9 million. Upon consummation of the transaction, Affirmative Investment’s interest in NAL increased from 50% to 100%. Enstar did not fund additional capital contributions to Affirmative Investment, effectively reducing its ownership percentage to 7%.

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized Financial Information

In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company prepared summarized financial information for B.H. Acquisition and Castlewood Holdings as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005, respectively. The summarized financial information presented below for B.H. Acquisition and Castlewood Holdings is derived from their respective audited financial statements for December 31, 2005 and their unaudited quarterly financial statements.

	September 30, 2006
	B.H.	Castlewood
	Acquisition	Holdings
	(Dollars in thousands)

Total assets	$104,332	$1,466,646
Total liabilities	64,386	1,149,082
Minority interest	—	50,116
Total equity	39,946	267,448

	December 31, 2005
	B.H.	Castlewood
	Acquisition	Holdings
	(Dollars in thousands)

Total assets	$105,578	$1,199,963
Total liabilities	66,733	898,513
Minority interest	—	40,544
Total equity	38,845	260,906

	Three Months Ended September 30, 2006
	B.H.	Castlewood
	Acquisition	Holdings
	(Dollars in thousands)

Revenue		$9,350
Operating income	$516	14,417
Net income	516	10,996

	Nine Months Ended September 30, 2006
	B.H.	Castlewood
	Acquisition	Holdings
	(Dollars in thousands)

Revenue		$20,950
Operating income	$1,100	38,385
Net income	1,100	35,183

	Three Months Ended September 30, 2005
	B.H.	Castlewood
	Acquisition	Holdings
	(Dollars in thousands)

Revenue		$5,180
Operating income	$139	4,494
Net income (loss)	139	3,833

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2005
	B.H.	Castlewood
	Acquisition	Holdings
	(Dollars in thousands)

Revenue		$13,525
Operating income	$68	10,814
Net income (loss)	68	7,914

The Company’s consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $44.5 million and approximately $52.6 million at September 30, 2006 and December 31, 2005, respectively.

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

In August 2006, the Company funded approximately $1.9 million of its original commitment of up to $25.0 million in the J.C. Flowers Fund, a private investment fund formed by J.C. Flowers & Co. The Company’s investment in the J.C. Flowers Fund is accounted for at cost.

Note 5:	Commitments and Contingencies

In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as the corporate headquarters. The lease also provides renewal options for three periods of one year each. In December 2005, the Company signed a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company’s results of operations. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. The Company does not own any real property. Including payments made to J.C. Flowers & Co. LLC, the Company incurred rent expense in the amount of $16,488, $49,464, $19,268 and $60,584 for the three and nine months ended September 30, 2006 and 2005, respectively.

In February 2006, the Company approved a commitment of up to $25.0 million in the J.C. Flowers Fund, a private investment fund formed by J.C. Flowers & Co. LLC. In June 2006, the commitment was accepted by the J.C. Flowers Fund. The Company’s commitments may be drawn down by the J.C. Flowers Fund over approximately the next five years. The Company intends to use cash on hand to fund its commitment. As of September 30, 2006, approximately $1.9 million of the commitment has been funded. No fees will be payable by the Company to J.C

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

Income tax expense was approximately $2.3 million and approximately $4.8 million for the three and nine months ended September 30, 2006, respectively, compared to $794,000 and approximately $1.5 million for the same periods in 2005. The Company’s effective tax rates for 2006 and 2005 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries at September 30, 2006 and December 31, 2005.

The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. Accruals of $2.3 million for tax contingencies are reflected in accrued taxes in the consolidated balance sheets at September 30, 2006 and December 31, 2005.

In the second quarter of 2006, additional paid-in capital increased by approximately $5.7 million as a result of an income tax benefit. This income tax benefit resulted from tax deductions triggered by the exercise of stock options by Nimrod T. Frazer, the Company’s Chairman and Chief Executive Officer, and three of the Company’s non-employee directors.

Note 8:	Segment Information

The Company separately evaluates the performance of B.H. Acquisition and Castlewood Holdings based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities’ results of operations. Because the Company separately evaluates the financial results of B.H. Acquisition and Castlewood Holdings on a gross basis, the amounts presented herein represent the gross results of each entity. The amounts in excess of the Company’s ownership percentage are eliminated as part of the reconciliation from the gross amounts presented to the measure of profit or loss included in the consolidated financial statements. The Company also reviews separate financial results for Affirmative Investment and Enstar’s corporate activity.

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

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the consolidated financial information by segment to the Company’s consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005, respectively, is as follows:

	September 30, 2006
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Total reportable segment assets:
Partially owned equity affiliates		$13,269	$77,569	$8,840	$99,678
Corporate assets	$100,601				100,601

Total	$100,601	$13,269	$77,569	$8,840	$200,279

	December 31, 2005
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Total reportable segment assets:
Partially owned equity affiliates		$12,906	$85,908	$8,515	$107,329
Corporate assets	$77,891				77,891

Total	$77,891	$12,906	$85,908	$8,515	$185,220

	Three Months Ended September 30, 2006
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Revenue			$9,350
Net investment income		$1,262	12,712
Interest income	$1,237
Net (increase) reduction in loss and loss adjustment expense liabilities		(337)	3,920
General and administrative expenses	(745)	(658)	(12,150)
Amortization of run-off provision		250
Interest expense			(362)
Other income	121
Foreign exchange gain (loss)		(1)	947
Share of net income of partly-owned companies			232

Income before income taxes	613	516	14,649
Income tax expense	(2,260)		(1,034)
Minority interest			(2,619)

Net income (loss)	$(1,647)	$516	$10,996

Company’s economic ownership %		33%	32.03%

Earnings of partially owned equity affiliates		$170	$3,522	$198	$3,890

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Revenue			$20,950
Net investment income	$199	$3,091	33,438
Interest income	3,086
Net (increase) reduction in loss and loss adjustment expense liabilities		(1,010)	10,700
General and administrative expenses	(4,245)	(1,811)	(34,723)
Amortization of run-off provision		750
Interest expense			(894)
Other income	330
Foreign exchange gain		80	8,914
Share of net income of partly-owned companies			495

Income (loss) before income taxes	(630)	1,100	38,880
Income tax expense	(5,355)		(239)
Minority interest			(7,805)

Income (loss) before extraordinary gain	(5,985)	1,100	30,836
Extraordinary gain, net of minority interest			4,347

Net income (loss)	$(5,985)	$1,100	$35,183

Company’s economic ownership %		33%	32.24%

			11,342
Company’s portion of pre-tax extraordinary gain			(1,418)

Earnings of partially owned equity affiliates		$363	$9,924	$358	$10,645

The income tax amount of approximately $5.4 million included in the corporate segment includes $543,000 which is netted against the Company’s proportionate share of an extraordinary gain in the Company’s consolidated statement of income. The Company’s economic ownership percentage in Castlewood Holdings decreased from 32.63% to 32.03% during the second quarter of 2006. The Company’s economic ownership percentage in Castlewood Holdings used in the table above for the nine months ended September 30, 2006 represents a weighted average for the period. (Note 3)

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2005
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Revenue			$5,180
Net investment income (loss)	$487	$680	7,866
Interest income	608
Net (increase) reduction in loss and loss adjustment expense liabilities		(290)	1,043
General and administrative expenses	(617)	(601)	(9,372)
Amortization of run-off provision		334
Other income	100
Foreign exchange gain (loss)		16	(223)
Share of net income of partly-owned companies			63

Income (loss) before income taxes	578	139	4,557
Income tax expense	(794)		(285)
Minority interest			(439)

Net income (loss)	$(216)	$139	$3,833

Company’s economic ownership %		33%	32.63%

Earnings (loss) of partially owned equity affiliates		$46	$1,250	$(110)	$1,186

	Nine Months Ended September 30, 2005
		B.H.	Castlewood	Affirmative
	Corporate	Acquisition	Holdings	Investment	Total
	(Dollars in thousands)

Revenue			$13,525
Net investment income (loss)	$1,091	$1,578	21,149
Interest income	1,651
Net (increase) reduction in loss and loss adjustment expense liabilities		(870)	6,466
General and administrative expenses	(2,258)	(1,600)	(27,908)
Amortization of run-off provision		1,000
Other income	301
Foreign exchange loss		(40)	(2,418)
Share of net income of partly-owned companies			142

Income (loss) before income taxes	785	68	10,956
Income tax expense	(1,477)		(1,612)
Minority interest			(1,430)

Net income (loss)	$(692)	$68	$7,914

Company’s economic ownership %		33%	32.65%

Earnings (loss) of partially owned equity affiliates		$23	$2,584	$(110)	$2,497

THE ENSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s economic ownership percentage in Castlewood Holdings decreased from 32.89% to 32.63% during the second quarter of 2005. The Company’s economic ownership percentage used in the table above for the nine months ended September 30, 2005 represents a weighted average for the period.

Note 9:	Income per Share

The table below illustrates the reconciliation between net income per common share — basic and net income per common share — assuming dilution for the three and nine months ended September 30, 2006 and 2005. Net income per common share — basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share — assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company’s stock option/incentive plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
	(Unaudited)

Income before extraordinary gain	$2,243	$970	$5,203	$1,805
Extraordinary gain, net of income taxes			875

Net income	$2,243	$970	$6,078	$1,805

Income per common share before extraordinary gain — basic	$0.39	$0.18	$0.92	$0.33
Extraordinary gain, net of income taxes — basic			0.16

Net income per common share — basic	$0.39	$0.18	$1.08	$0.33

Income per common share before extraordinary gain — assuming dilution	$0.37	$0.17	$0.87	$0.31
Extraordinary gain, net of income taxes — assuming dilution			0.15

Net income per common share — assuming dilution	$0.37	$0.17	$1.02	$0.31

Weighted average shares outstanding — basic	5,739,384	5,517,909	5,621,279	5,517,909
Common share equivalents	263,064	344,263	318,471	334,687

Weighted average shares outstanding — assuming dilution	6,002,448	5,862,172	5,939,750	5,852,596

There were no antidilutive common stock equivalents for the three and nine months ended September 30, 2006 and 2005.

Note 10:	Plan of Merger

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

The Board of Directors of each of Enstar and Castlewood Holdings unanimously approved the terms and conditions of the Merger Agreement. The transaction is expected to close during the fourth quarter of 2006, subject to the satisfaction of various closing conditions, including the approval by the shareholders of Enstar and Castlewood Holdings and the obtaining of certain governmental and regulatory approvals and decisions. The Merger is intended to qualify as a reorganization for federal income tax purposes.

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

Note 11:	Subsequent Event

In October 2006, the Company funded approximately $3.8 million of additional capital contributions in the J.C. Flowers Fund and received a $348,000 refund of excess contributions originally paid in August 2006. In October 2006, Castlewood Holdings funded approximately $10.4 million of additional capital contributions in the J.C. Flowers Fund and received an approximately $1.0 million refund of excess contributions originally paid in August 2006.

In October 2006, The Company announced that a subsidiary of its partially owned equity affiliate, Castlewood Holdings, completed the acquisition of Cavell, a U.K. company, from Dukes Place for approximately £32 million (approximately $60 million). Approximately 40% of the purchase price was funded with a loan from an international bank and the remainder was paid from cash on hand. As announced on June 20, 2006, Cavell owns a U.K. and a Norwegian reinsurance company, both of which are currently in run-off.

In connection with the Merger Agreement discussed in Note 10, Castlewood Holdings filed Amendment No. 2 to its Form S-4 with the SEC on November 6, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
The Enstar Group, Inc.
Montgomery, Alabama

We have reviewed the accompanying condensed consolidated balance sheet of The Enstar Group, Inc. and Subsidiaries (“Enstar”) as of September 30, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of Enstar’s management.

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
November 9, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through the operations of The Enstar Group, Inc. and Subsidiaries’ (the “Company” or “Enstar”) partially owned equity affiliates, Castlewood Holdings Limited (“Castlewood Holdings”) and B.H. Acquisition Limited (“B.H. Acquisition”), and their subsidiaries, the Company acquires and manages insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Castlewood Holdings, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts. For a discussion of certain risks and uncertainties relating to the Company’s participation in the reinsurance industry see Item 1A. “Risk Factors” to The Enstar Group, Inc.’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Two approaches are commonly used to evaluate the materiality of misstatements or errors in financial statements: the rollover, also known as the current-period or income-statement approach, and the iron curtain, also known as the cumulative or balance-sheet approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current-period income statement. This approach could allow balance sheet items to grow each year by immaterial amounts, until the cumulative error becomes material. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period. This approach does not consider the income statement effects of correcting prior year misstatements in the current year to be errors. The reliance on only one of these approaches, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial-statement users. Accordingly, SAB 108 will require quantification of financial statement errors based on the effects of the error on each of a company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a dual approach because it essentially requires quantification of errors under both the iron-curtain and the roll-over approaches. From a transition perspective, SAB 108 permits companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006 by recording any necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material affect on its results of operations, financial position or liquidity.

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

Income Tax Valuation Reserve — The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect of temporary differences on the financial statements includes certain operating losses of partially owned foreign subsidiaries and tax credit carryforwards. The Company has established a valuation allowance for the uncertainty of the realization of these and any other net deferred tax assets. However, utilization of the remaining deferred tax assets at September 30, 2006, is based on management’s assessment of the Company’s earnings history, expectations of future taxable income, and other relevant considerations.

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

Reinsurance Balances Receivable — One of the ways loss exposure is managed is through the use of reinsurance. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve Castlewood Holdings or B.H. Acquisition of their liabilities to their insureds or reinsureds. Accordingly, loss reserves represent total gross losses, and reinsurance receivable represents anticipated recoveries of a portion of those unpaid losses as well as amounts receivable from reinsurers with respect to claims that have already been paid. Therefore, Castlewood Holdings and B.H. Acquisition evaluate and monitor concentration of credit risk among their reinsurers, including companies that are insolvent, in run-off or facing financial difficulties. Provisions are made for amounts considered potentially uncollectible.

Goodwill — SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill be assessed for impairment on at least an annual basis. In determining goodwill, Castlewood Holdings must determine the fair values of the assets of an acquired company. The determination of fair value necessarily involves many assumptions. Fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management run-off strategy. Fair value adjustments are based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate, and are amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method options. Interest rates used to determine the fair value of gross loss reserves are based upon risk free rates applicable to the average duration of the loss reserves. Interest rates used to determine the fair value of reinsurance receivables are increased to reflect the credit risk associated with the reinsurers from who the receivables are, or will become, due. If the assumptions made in initially valuing the assets change significantly in the future, Castlewood Holdings may be required to record impairment charges which could have a material impact on the financial statements.

Castlewood Holdings assessed its recorded goodwill in 2005 in accordance with SFAS 142 and determined that there had been no impairment in its carrying value.

During the nine months ended September 30, 2006, Castlewood Holdings took negative goodwill into earnings upon the acquisition of Aioi Insurance Company of Europe Limited (“Aioi Europe”), and presented it as an extraordinary gain, in accordance with SFAS 141, “Business Combinations.” Upon completion of the transaction, Aioi Europe’s name was changed to Brampton Insurance Company Limited (“Brampton”).

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

The Board of Directors of each of Enstar and Castlewood Holdings unanimously approved the terms and conditions of the Merger Agreement. The transaction is expected to close during the fourth quarter of 2006, subject to the satisfaction of various closing conditions, including the approval by the shareholders of Enstar and Castlewood Holdings and the obtaining of certain governmental and regulatory approvals and decisions. The Merger is intended to qualify as a reorganization for federal income tax purposes.

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

Liquidity and Capital Resources

The Company’s primary uses of liquidity include, but are not limited to, funding normal operating expenses as well as various expenses incurred in connection with the Company’s search for one or more suitable acquisitions. In addition, the Company uses cash on hand to fund commitments made in connection with the purchase of its partially owned equity affiliates and other investments. The primary sources of the Company’s liquidity include the receipt of dividends and distributions from partially owned equity affiliates.

Net cash provided by operating activities was approximately $15.1 million for the nine months ended September 30, 2006 compared to net cash used in operating activities of $1.5 million for the same period in 2005. The Company received a dividend of approximately $20.1 million from Castlewood Holdings in April 2006 and distributions of $33,000 from Affirmative Investment during the nine month period ending September 30, 2006.

Net cash used in investing activities was approximately $2.6 million and approximately $20.8 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, the Company funded capital commitments of approximately $1.9 million for its investment in J.C. Flowers II LP (the “J.C. Flowers Fund”), a private investment fund formed by J.C. Flowers & Co. LLC, and received a $56,000 return of capital from NIB Partners. During the nine month period ending September 30, 2005, the Company made capital contributions to Affirmative Investment of approximately $8.4 million. Also in 2005, the Company purchased approximately $9.5 million in marketable securities, a portion of which was sold for proceeds totaling approximately $7.1 million. Net cash used in investing activities of $795,000 and $10.0 million for the nine months ended September 30, 2006 and 2005, respectively, represents the purchases of new certificates of deposit in excess of certificates of deposit maturing during the periods.

Net cash provided by financing activities was approximately $7.8 million for the nine months ended September 30, 2006. This amount represents proceeds received from the exercise of stock options in May 2006 and the tax benefit associated with the exercise of these options. There were no financing activities for the nine months ended September 30, 2005.

The Company’s assets, aggregating approximately $200.3 million at September 30, 2006, include approximately $74.3 million in cash and cash equivalents and approximately $20.4 million in short-term certificates of deposit. The Company believes its current liquidity is adequate to fund any foreseeable cash requirements.

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

In February 2006, the Company approved a commitment of up to $25.0 million in the J.C. Flowers Fund, a private investment fund formed by J.C. Flowers & Co. LLC. In June 2006, the commitment was accepted by the J.C. Flowers Fund. The Company’s commitments may be drawn down by the J.C. Flowers Fund over approximately the next five years. The Company intends to use cash on hand to fund its commitment. In March 2006, one of the Company’s partially owned equity affiliates, Castlewood Holdings, approved a commitment of up to $75.0 million in the J.C. Flowers Fund. This commitment was also accepted by the J.C. Flowers Fund in June 2006. Castlewood Holdings intends to use cash on hand to fund its commitment. As of September 30, 2006, approximately $1.9 million and approximately $5.7 million of the commitments have been funded by Enstar and Castlewood Holdings, respectively.

No fees will be payable by the Company or Castlewood Holdings to the J.C. Flowers Fund, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with the Company’s or Castlewood Holdings’ investment in the J.C. Flowers Fund.

Recent Developments

In October 2006, the Company funded approximately $3.8 million of additional capital contributions in the J.C. Flowers Fund and received a $348,000 refund of excess contributions originally paid in August 2006. In October 2006, Castlewood Holdings funded approximately $10.4 million of additional capital contributions in the J.C. Flowers Fund and received an approximately $1.0 million refund of excess contributions originally paid in August 2006.

In October 2006, The Company announced that a subsidiary of its partially owned equity affiliate, Castlewood Holdings, completed the acquisition of Cavell Holdings Limited (‘‘Cavell”), a U.K. company, from Dukes Place Holdings, L.P. for approximately £32 million (approximately $60 million) . Approximately 40% of the purchase price was funded with a loan from an international bank and the remainder was paid from cash on hand. As announced on June 20, 2006, Cavell owns a U.K. and a Norwegian reinsurance company, both of which are currently in run-off.

In connection with the Merger Agreement discussed above, Castlewood Holdings filed Amendment No. 2 to its Form S-4 with the SEC on November 6, 2006.

Results of Operations

The Company reported net income of approximately $2.2 million and approximately $6.1 million for the three and nine months ended September 30, 2006, compared to net income of $970,000 and approximately $1.8 million for the same periods in the prior year. The changes in net income for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year were primarily attributable to an increase in interest income and an increase in earnings from the Company’s partially owned equity affiliates, offset by an increase in general and administrative expenses and income tax expense.

Interest income was approximately $1.2 million and approximately $3.1 million for the three and nine months periods ended September 30, 2006, respectively, compared to $608,000 and approximately $1.7 million for the same periods in the prior year. Interest income was earned from cash, cash equivalents and certificates of deposit. Interest income increased primarily as a result of an increase in cash resulting from the dividend received from Castlewood Holdings and an increase in interest rates earned on the Company’s cash, cash equivalents and certificates of deposit.

Other investment income of $199,000 for the nine months ended September 30, 2006 resulted from dividends received from the Company’s investment in New NIB Partners LP. Other investment income of $487,000 and approximately $1.1 million for the three and nine months ended September 30, 2005 resulted from the gain on the sale of certain marketable securities.

Earnings of partially owned equity affiliates were approximately $3.9 million and approximately $10.6 million for the three and nine month periods ended September 30, 2006, respectively, compared to approximately $1.2 million and approximately $2.5 million for the same periods in the prior year. The Company recorded equity in earnings of $170,000 and $363,000 from B.H. Acquisition for the three and nine month periods ended September 30, 2006, respectively, compared to equity in earnings of $46,000 and $23,000 from B.H. Acquisition for the three and nine month periods ended September 30, 2005, respectively. The Company recorded equity in earnings of approximately $3.5 million and approximately $9.9 million from Castlewood Holdings for the three and nine months ended September 30, 2006, respectively, compared to approximately $1.3 million and approximately $2.6 million for the same periods in 2005. The Company recorded equity in earnings of $198,000 and $358,000 from Affirmative Investment for the three and nine months ended September 30, 2006. The Company reported equity in losses of $110,000 from Affirmative Investment for the three months ended September 30, 2005, the first quarter in which Affirmative Investment reported any results from operations. In addition, the Company reported income of $875,000, net of income taxes, as its proportionate share of the excess of the net assets acquired over the cost in the acquisition of Aioi Europe in the nine months ended September 30, 2006. For further discussion of the reasons underlying the changes in earnings (losses) from B.H. Acquisition and Castlewood Holdings, see “— Results of Operations — Partially Owned Equity Affiliates”.

Other income consists primarily of investment management fees charged to Castlewood Holdings, one of the Company’s partially owned equity affiliates.

General and administrative expenses were $745,000 and approximately $4.2 million for the three and nine month periods ended September 30, 2006, respectively, compared to $617,000 and approximately $2.3 million for the same periods in 2005. Of these amounts, $337,000 and approximately $1.2 million related to employee expenses for the three and nine month periods ended September 30, 2006, respectively, compared to $290,000 and $922,000 for the same periods in 2005. Included in these amounts for the three and nine months ended September 30, 2006 are $50,000 and $163,000 in non-cash compensation relating to the implementation of SFAS 123R which became effective on January 1, 2006. General and administrative expenses also include legal and professional fees as well as travel expenses incurred in connection with the Company’s search for one or more additional operating companies. Additionally, the Company incurs legal and professional fees in connection with reporting requirements associated with being a publicly traded company, and in connection with handling various other accounting and tax matters. Legal and professional fees and travel expenses were $250,000 and approximately $3.0 million for the three and nine months ended September 30, 2006, respectively, compared to $160,000 and $850,000 for the same periods in 2005. The significant increase in legal and professional fees and travel expenses from 2005 to 2006 was directly attributable to expenses incurred with the plan of merger, see “— Plan of Merger”.

Income tax expense was approximately $2.3 million and approximately $4.8 million for the three and nine months ended September 30, 2006, respectively, compared to $794,000 and approximately $1.5 million for the same periods in 2005. The Company’s effective tax rates for 2006 and 2005 differ from the statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, tax contingencies and state income taxes.

Results of Operations — Partially Owned Equity Affiliates

Since a substantial portion of the Company’s results of operations are comprised of the results of operations of Castlewood Holdings and B.H. Acquisition, the following additional summary information is provided with respect to those companies’ results of operations:

Castlewood Holdings

Castlewood Holdings reported consolidated net earnings of $11.0 million and $35.2 million for the three and nine months ended September 30, 2006, respectively, compared to net earnings of $3.8 million and $7.9 million for the same periods in 2005. The increase in earnings of $27.3 million for the nine months ended September 30, 2006 was due to a combination of increased investment income, foreign exchange gains and negative goodwill offset by increased salary costs, general and administrative expenses and minority interest.

Castlewood Holdings earned consulting fees of $9.4 million and $21.0 million for the three and nine months ended September 30, 2006, respectively, compared to $5.2 million and $13.5 million for the same periods in 2005. Castlewood Holdings generates its consulting fees based on a combination of fixed and success based fee arrangements. Consulting income will vary dependent on the success and timing of completion of success based fee arrangements. Included in these amounts were $313,000 and $938,000 in consulting fees charged to B.H. Acquisition, a related party, for each of the three and nine months ended September 30, 2006 and 2005, respectively. The increase for the three and nine months ended September 30, 2006 as compared to the same periods for 2005 was due primarily to an increase in success based fees earned.

Net investment income, including realized gains and losses, was $12.7 million and $33.4 million for the three and nine months ended September 30, 2006, respectively, compared to net investment income of $7.9 million and $21.1 million for the same periods in 2005. Investment income is primarily comprised of interest income earned from cash and cash equivalents and debt securities. The increase in income for the nine months ended 2006 as compared to the same period in 2005 is attributable to an increase in interest rates during the period. In addition, total cash and investments held by Castlewood Holdings increased from $911.2 million at September 30, 2005 to $1,084.7 million at September 30, 2006.

Net reduction in loss and loss adjustment expense liabilities were $3.9 million and $10.7 million for the three and nine months ended September 30, 2006, respectively, compared to $1.0 million and $6.5 million for the same periods in 2005. The increase for the three and nine months ended September 30, 2006 over the same periods in 2005 is due primarily to the inclusion of Brampton which was acquired in March 2006.

Salaries and benefits were $8.0 million and $22.4 million for the three and nine months ended September 30, 2006, respectively, compared to $6.1 million and $18.5 million for the same periods in 2005. Castlewood Holdings is a service based company and as such employee salaries and benefits are its largest cost. The increased cost for the three and nine months ended September 30, 2006 as compared to the same periods for 2005 is mainly attributable to the growth in staff of Castlewood Holdings. Additionally, Castlewood Holdings has an annual incentive compensation plan included as part of its employee compensation.

General and administrative expenses were $4.2 million and $12.3 million for the three and nine months ended September 30, 2006, respectively, compared to $3.2 million and $9.4 million for the three and nine months ended September 30, 2005. General and administrative expenses include rent and rent related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Castlewood Holdings operates in the United States, United Kingdom and Bermuda and staff travel frequently in connection with Castlewood Holdings search for acquisition opportunities and in the general management of the business.

Castlewood Holdings has recorded a foreign exchange gain of $947,000 and $8.9 million for the three and nine months ended September 30, 2006, respectively, compared to foreign exchange losses of $223,000 and $2.4 million for the same periods in 2005. Through its subsidiaries, Castlewood Holdings conducts business in a variety of non-U.S. currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of Castlewood Holdings are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the periods. The resulting exchange gains or losses are included in net earnings. During the quarter ended June 30, 2006, Castlewood Holdings had a large unmatched position in British pounds relating to its acquisition of Brampton which was completed on March 30, 2006. This unmatched position was addressed on May 5, 2006 by converting surplus British pounds into U.S. dollars resulting in a realized foreign exchange gain of approximately $6.7 million.

Castlewood Holdings share of earnings from its partly-owned companies was $232,000 and $495,000 for the three and nine months ended September 30, 2006, respectively, and $63,000 and $142,000 for the same periods in 2005. In 2006 this amount represented Castlewood Holdings’ proportionate share of equity in the earnings of B.H. Acquisition. For 2005 it represented Castlewood Holdings’ proportionate share of equity in the earnings of B.H. Acquisition and Cassandra Equity LLC.

Interest expense was $362,000 and $894,000 for the three and nine months ended September 30, 2006. The interest expense relates to the interest expense on the credit facility entered into by Hillcot Holdings Ltd. and the interest expense on the vendor loan note payable of £12 million ($20.9 million) that formed part of the consideration paid in connection with the purchase of Brampton. The vendor loan note was repaid on May 5, 2006.

Income taxes of $1.0 million and $239,000 for the three and nine months ended September 30, 2006, respectively, compared to $285,000 and $1.6 million for the three and nine months ended September 30, 2005. Under current Bermuda law, Castlewood Holdings and its Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. Castlewood Holdings and its Bermuda subsidiaries have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, Castlewood Holdings and its Bermuda subsidiaries will be exempted from such taxes until the year 2016. United Kingdom and United States subsidiaries record income taxes based on their graduated statutory rates, net of any tax loss carryforwards that may be available.

Minority interest of $2.6 million and $7.8 million for the three and nine months ended September 30, 2006, respectively, compared to $439,000 and $1.4 million for the same periods in 2005. For the nine months ended September 30, 2006, the minority interest recorded represents the minority shareholders’ 49.9% share of the net earnings of Hillcot Re Limited (“Hillcot Re”) and Brampton. For the nine months ended September 30, 2005 it represents the share of net earnings for Hillcot Re only.

Negative goodwill was $4.3 million (net of minority interest of $4.3 million) for the nine months ended September 30, 2006. On March 30, 2006 the Company acquired Brampton’s fair valued net assets of $117.9 million for total consideration of $109.2 million (£62 million). The excess has, in accordance with SFAS 141, been recognized as an extraordinary gain. The fair values of the reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management run-off strategy. If the assumptions made in initially valuing the assets change significantly in the future, Castlewood Holdings may be required to record impairment charges which could have a material impact on the financial statements.

B.H. Acquisition

B.H. Acquisition reported net income of $516,000 and $1.1 million for the three months and nine months ended September 30, 2006, respectively, compared to $139,000 and $68,000 for the same periods in 2005.

Net investment income was $1.3 million and $3.1 million for the three and nine months ended September 30, 2006, respectively, compared to $680,000 and $1.6 million for the same periods in 2005. The principal source of net investment income was interest income earned from cash, cash equivalents and mutual funds. The increase in income for the nine months ended September 30, 2006 as compared to the same period in 2005 is due to an increase in the average cash balances for the 2006 period as compared to the 2005 period along with an increase in interest rates.

B.H. Acquisition had a net increase in loss and loss adjustment expense liabilities of $337,000 and $1.0 million for the three and nine months ended September 30, 2006, respectively, compared to $290,000 and $870,000 for the same periods in 2005.

General and administrative expenses were $658,000 and $1.8 million for the three and nine months ended September 30, 2006, respectively, compared to $601,000 and $1.6 million for the same periods in 2005. General and administrative expenses include legal, audit, management and actuarial expenses.

B.H. Acquisition recorded a foreign exchange loss of $1,000 and a foreign exchange gain of $80,000 for the three and nine months ended September 30, 2006, respectively, compared to a foreign exchange gain $16,000 and a foreign exchange loss of $40,000 for the same periods in 2005. Through its subsidiaries B.H. Acquisition conducts business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of B.H. Acquisition are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net income.

Amortization of the run-off provision was $250,000 and $750,000 for the three and nine months ended September 30, 2006, respectively, compared to $334,000 and $1.0 million for the same periods in 2005. The Company established a provision at the date of acquisition equal to the anticipated expenses to be incurred over the expected life of the run-off. This provision is amortized on a straight-line basis over this period. In 2005 an additional provision of $667,000 was established and the expected life of the run-off was extended one year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. At September 30, 2006, the Company had cash and cash equivalents of approximately $74.3 million in interest bearing accounts (interest at floating rates) and approximately $20.4 million of short-term certificates of deposit (interest at fixed rates). Accordingly, each one percent change in market interest rates would change interest income by approximately $947,000 per year. However, any future transactions affecting the Company’s cash and cash equivalents and certificates of deposit will change this estimate. Additionally, although interest rate changes would affect the fair value of the Company’s certificates of deposits, the weighted average original term of certificates held by the Company at September 30, 2006 is approximately two months. The short-term nature of these certificates limits the Company’s risk of changes in the fair value of these certificates.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits

Reference
Number		Description of Exhibits

2.1	—	Agreement and Plan of Merger, dated as of May 23, 2006, among the Company, Castlewood Holdings Limited and CWMS Subsidiary Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated May 23, 2006).
3.1	—	Articles of Incorporation of the Company, as amended on June 10, 1998 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 4, 1998).
3.2	—	Bylaws of the Company, as amended on May 20, 1999 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 6, 1999).
4.1	—	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 20, 1997 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10, dated March 27, 1997).
4.2	—	Amendment Agreement, dated as of October 20, 1998, to the Rights Agreement, dated as of January 20, 1997, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 1998).
10.1	—	Recapitalization Agreement, dated as of May 23, 2006, among the Company, Castlewood Holdings Limited and other parties thereto. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K dated May 23, 2006).
10.2	—	Support Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, J. Christopher Flowers, Nimrod T. Frazer and John J. Oros. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K dated May 23, 2006).
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Enstar Group, Inc.

By:	/s/ Cheryl D. Davis
Cheryl D. Davis
Chief Financial Officer, Vice President
of Corporate Taxes, Secretary
(Authorized Officer)
(Principal Financial Officer)

Date: November 9, 2006